Form 10-K
period 1993-12-31
BANK OF SAN FRANCISCO CO HOLDING CO
filed 1994-02-24
CIK 351238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10198

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                            94-3071255
- ----------------------------------------        -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

550 Montgomery Street, 10th Floor
San Francisco, California                           94111
- -------------------------------------------------------------------------------
(Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code: (415) 781-7810

          Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                    Name of Each Exchange on Which Registered
- --------------                                    -----------------------------------------

Class A Common Stock, $0.01 Par Value                               American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X        No
                                   -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 18, 1994, was $5,044,881, computed by reference to the closing sales price of the Class A Common Stock as reported by the American Stock Exchange.

The Registrant had 8,899,801 shares of Class A Common Stock outstanding on February 18, 1994.

                      Documents Incorporated by Reference:

The definitive Proxy Statement for the Registrant's 1994               Part III
Annual Meeting of Shareholders.

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY

                        1993 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENT

                                     PART I


                                                                                                                    Page
                                                                                                                    ----
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

                 The Company and the Bank  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
                 Business Strategies if Capital-Raising Efforts are not Successful . . . . . . . . . . . . . . . .    6
                 Private and Business Banking  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
                 Trust and Securities Division . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
                 Development of The San Francisco Company-Asia . . . . . . . . . . . . . . . . . . . . . . . . . .   10
                 Capital Management Group  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
                 Real Estate Investment and Development Activities . . . . . . . . . . . . . . . . . . . . . . . .   12
                 Lending Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
                 Problem Asset Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
                 Correspondent Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
                 Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
                 Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
                 Regulatory Directives and Orders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
                 Regulation and Supervision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
                 Taxation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .   29

                                                              PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . .   30
Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . .   32
Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   51
Item 9.     Changes in and disagreements on Accounting and Financial Disclosures . . . . . . . . . . . . . . . . .   82

                                                              PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .   82
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   82
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . .   82
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . .   82

                                                              PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   82

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY AND THE BANK

       Bank of San Francisco Company Holding Company (the "Company"), a Delaware corporation, is a one-bank holding company, registered under the Bank Holding Company Act of 1956, for Bank of San Francisco (the "Bank"), a California state chartered bank organized in 1978 whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), subject to applicable limits. The Company was organized in California in 1981 and reincorporated (by way of a merger into a wholly-owned subsidiary) in Delaware in 1988. The Bank, which the Company acquired through a reorganization in 1982, is the only direct subsidiary of the Company and accounts for over 99% of the consolidated assets of the Company. The Bank delivers its services from its headquarters building, Bank of San Francisco Building, at 550 Montgomery Street (at Clay Street), San Francisco, California 94111, and its phone number is (415) 781-7810.

       The Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), is listed on the American Stock Exchange (the "AMEX"). The closing price for the Class A Common Stock on February 18, 1994 was $1.69.

       The Bank currently specializes in providing private banking and trust and investment management services for individuals, as well as business banking for such individuals, their businesses and other businesses, primarily in the San Francisco banking market. See "-- Private and Business Banking." The Company's and the Bank's new management, headed by Kent D. Price, intend to expand the Bank's business franchise by focusing on the further development and marketing of such services in the San Francisco area and throughout the West Coast of the United States, as well as to wealthy or high-income individuals and their businesses in the Pacific Basin. The Company intends to facilitate this strategy by developing a network of "Strategic Alliance Partners" in the United States and in Pacific Basin countries (some of whom may also be, or be affiliated with, investors in the Company) to locate and assist in the identification and servicing of such clients. Because the Company anticipates that such clients will have a substantial need for and interest in a variety of debt and equity investment products, with both U.S. and international components, the Company also intends to form a Capital Management Group (which may operate initially as a division of the Bank but is ultimately expected to be established as a direct Company subsidiary) to develop, manage and market investment services and products, including products developed and managed by Strategic Alliance Partners and other investment managers. The Company's plans to expand its business in the Pacific Basin, to develop the Strategic Alliance Partners relationships, and to establish the Capital Management Group are contingent upon raising substantial amounts of additional capital, which the Company intends to accomplish through a private placement of Class A Common Stock and other securities.

       During the period from 1991 through 1993, the Company suffered an aggregate of $41.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $32.0 million of new capital by the Company's controlling stockholder, Mr. Putra Masagung. These losses nevertheless caused impairments of capital and the breach of various regulatory restrictions that have led to the issuance of orders by both state and federal bank regulatory authorities (the "Orders") imposing restrictions and requirements on both the Bank's and the Company's business activities and requiring the timely resolution of problem assets. See "-- Regulatory Directives and Orders."

       In response to these problems, the new management team headed by Mr. Price, who officially took office in October 1993, has developed plans to:

    o return the Company to profitability by improving the financial performance of the Bank's existing businesses and evaluating the Bank's alternatives for resolving the problem assets. Management believes that the Bank's earnings can be increased through both expense reduction and revenue enhancement and has implemented a number of steps to achieve these goals;

    o reinvigorate and expand the Bank's core private and business banking activities and expand the provision of trust, investment management and securities transactional services to existing and new clients in San Francisco and throughout the West Coast of the United States; and

    o build Pacific Basin private banking, trust and investment management services through the Strategic Alliance Partner relationships fostered by the new "The San Francisco Company-Asia," which will initially be established as a new division of the Bank.

       Although management can provide no assurance that the foregoing general goals will be achieved, management has developed a three-phase implementation plan.

       Phase I - Stabilization and Recapitalization. In phase one, focusing on stabilization and recapitalization, and lasting at least through 1994, the Company intends to:

    o raise additional capital from new investors in a way that will permit them to participate in the results of the Company's new business strategy while protecting them, to a defined extent, from losses arising out 5of a specified portfolio of the Bank's problem assets. The Company anticipates that this goal will be accomplished by including, as part of the securities sold to the new investors, Risk Protection Rights (the "Rights") to receive a greater proportion of the Company's equity without additional consideration to compensate the new investors, to the defined extent, for unanticipated losses and related expenses incurred in the administration, carrying and resolution of such problem assets;

    o establish plans to resolve the Bank's problem assets in an orderly manner, either through a sale to a single buyer or by disposing of such assets in an orderly manner as part of a long-term workout;

    o extend and expand existing asset management services provided by the Bank and establish the new Capital Management Group;

    o establish The San Francisco Company-Asia and commence implementation of the Strategic Alliance Partnerships;

    o increase core deposits and reduce funding costs through improved management of assets and liabilities;

    o continue its efforts to regain lost private banking deposits while maintaining and expanding existing private banking relationships; and

    o concentrate on expense reduction, including both interest and non-interest expense items.

       Phase II - Redirection. In phase two, focusing on redirection of the Company's business strategies and extending over an estimated period of three years, the Company intends to concentrate on:

    o  cultivating the Strategic Alliance Partner relationships;

    o  developing Pacific Basin private banking services and relationships;

    o  developing Pacific Basin trust services; and

    o developing the Capital Management Group's investment products, including in-house and management capabilities for Asian investment products and the use of Strategic Alliance Partner services for U.S. and other products.

       Phase III - Expansion. Assuming full implementation of the Company's strategic redirection is achieved, management intends to develop the Company's new and existing core businesses by:

    o emphasizing fee income from investment management and other core businesses;

    o  expanding into new geographical markets; and

    o maintaining a strong capitalization structure that provides institutional flexibility and permits the implementation of alternative growth strategies.

    NEW MANAGEMENT

       In order to implement these strategic plans, the Company and the Bank have focused on recruiting executives with significant business experience and contacts in San Francisco, the West Coast of the United States and throughout the Pacific Basin. Such executives include:

Kent D. Price              Mr. Price has served as Chairman and Chief Executive
                           Officer of the Company and the Bank since September
                           1993.  He served as Executive Vice President,
                           Private Banking and Corporate Development, of Bank
                           of America from 1991 to 1993; Chief Financial
                           Officer and Executive Vice President of Bank of New
                           England Corporation from 1990 to 1991; Chief
                           Operating Officer, Chief Financial Officer and
                           Director of Barr Rosenberg Investment Management in
                           1990; and Deputy Chairman and Chief Executive
                           Officer of Chloride Group PLC in London from 1986 to
                           1989.  Mr. Price served previously as a senior
                           officer at Citibank in Asia and Europe and has
                           overseen Asian businesses with operations in Taiwan,
                           Hong Kong, China, Singapore and India.

Steven R. Champion         Mr. Champion has served as Vice Chairman and Chief
                           Financial Officer of the Company and the Bank, and
                           Chief Investment Officer of the Bank, since August
                           1993.  He served as Chief International Investment
                           Officer of Bank of America from 1992 to 1993;
                           President and Chief Executive Officer of The R.O.C.
                           Taiwan Fund from 1989 to 1992; and President and
                           Chief Executive Officer of International Investment
                           Trust Company Limited in Taipei, Taiwan from 1987 to
                           1992.  From 1980 to 1987 he was Vice President and
                           General Manager of the Taipei Branch for Continental
                           Illinois National Bank and Trust Company of Chicago,
                           with which he also held positions in Hong Kong and
                           Jakarta.

Rodney D. Freed            Mr. Freed has served as President of the Company and
                           the Bank since February 1993.  He was an Investment
                           Manager of the Gunung Agung Group, an Indonesian
                           multinational conglomerate controlled by Mr. Putra
                           Masagung's family, from 1990 through 1992.  He
                           served as Singapore Country Manager for The Chase
                           Manhattan Bank, N.A. from 1987 to 1990, as Taiwan
                           Country Manager from 1982 to 1987 and held other
                           positions with Chase in Indonesia, Japan, Thailand
                           and Vietnam.

C. William Criss, Jr.      Mr. Criss has served as Executive Vice
                           President/Senior Credit Officer since August 1993 and
                           Executive Vice President, Special Assets, since
                           1992.  Mr. Criss was a Principal of Wright Houlihan
                           & Associates in 1992, President and Chief Executive
                           Officer of East West Financial Group and East West
                           Bank, N.A. from 1989 to 1991 and Vice President and
                           General Manager of Chase Bank International, San
                           Francisco from 1982 to 1989.

Stephen V.R. Spaulding     Mr. Spaulding has served as Executive Vice President
                           of the Bank and Managing Director of Private and
                           Business Banking since September 1993.  He was
                           President of Chase Manhattan Trust Company of
                           California from 1992 to 1993, Senior Vice President
                           and Manager, United States Private Banking Division
                           of Bank of America, from 1987 to 1992, and Director
                           of the San Francisco office of Bank of America's
                           United States Private Banking Division from 1984 to
                           1987.  He has also worked in Singapore and the
                           Philippines.

Suzanne S. Chapman         Ms. Chapman was hired in November 1993 to become
                           Senior Vice President and Treasurer of the Bank.
                           She was President of Chapman Advisors, an
                           asset/liabilities management and investment
                           consulting firm, in 1993 and served as Senior Vice
                           President and Chief Investment Officer of Team Bank,
                           Dallas, Texas from 1989 to 1992 and as Vice
                           President and Portfolio Manager of First City
                           National Bank of Houston from 1987 to 1989.

Thomas M. Foster           Mr. Foster was retained by the Bank in November 1993
                           to provide advice and consultation with respect to
                           asset restructurings and to manage the problem asset
                           portfolio.  He has been retained by other banks in
                           the United States to advise on recapitalization and
                           asset disposition plans and has substantial
                           experience in troubled bank restructuring and asset
                           sales.  Prior to 1988, Mr. Foster was a national
                           banking partner with Arthur Andersen & Co., and in
                           that capacity served as principal advisor to a
                           number of large banks in connection with their
                           restructurings and recapitalizations.

Richard V. Fulp            Mr. Fulp was retained by the Bank in August 1993 to
                           provide advice and consultation as Managing Director
                           of the Trust and Securities Division of the Bank.
                           He was an Executive Vice President of Trust, Private
                           Banking, Capital Markets, Seafirst Insurance and
                           Retail Investment Products Division, and had
                           substantial responsibilities for International and
                           Domestic Clearing and Custody, Institutional Trust,
                           Personal Trust, Corporate Trust and Domestic Private
                           Banking at Bank of America and Seattle First
                           National Bank from 1987 to 1993; and was a Senior
                           Vice President and Manager of the Trust and
                           Investment Division at Seattle First National Bank
                           from 1980 to 1987.

    STRATEGIC ALLIANCE PARTNERS

         Management intends that the Strategic Alliance Partners will be banks, securities firms, investment managers and brokerage houses in the United States and banks, investment management firms and other firms with compatible investment products in a number of Asian countries. To the extent possible, management intends to extend arrangements with the Strategic Alliance Partners beyond traditional correspondent relationships. The Company will encourage, subject to applicable regulatory constraints, Strategic Alliance Partners, or certain investors therein, to be investors in the Company. As the strategic alliances are developed, management expects that Strategic Alliance Partners will have detailed operating agreements with the Company or the Bank with respect to (i) payment of compensation among the Company, the Bank and Strategic Alliance Partners for business generated by the Company, the Bank and the Strategic Alliance Partners in each other's countries and (ii) business facilitated by the Company and the Bank between the Strategic Alliance Partner's country and other Strategic Alliance Partners. Through these relationships, the Bank and the Company intend to gain access to financial products, services and markets not otherwise available to a bank of a similar size. Correspondingly, the Bank intends to provide the Strategic Alliance Partners with access to a broad range of financial products, services and markets.

         Potential Strategic Alliance Partners, five of whom have entered into Memoranda of Understanding with the Bank calling for the further negotiation of specific business arrangements, are expected to be located in the United States, China, Hong Kong, India, Indonesia, Korea, the Philippines, Singapore, Taiwan, Thailand and Vietnam. Management has segmented the Asian market into three distinct target markets that will serve as the focus of The San Francisco Company-Asia's business efforts. The first market segment is comprised of China, Hong Kong, Korea and Taiwan. The second market segment is comprised of Singapore, Thailand, Indonesia, and the Philippines. The last market segment will include India and such other countries as management may in the future add.

         Management believes that a number of the Bank's much larger banking competitors on the West Coast of the United States have de-emphasized the provision of on- and off-shore private banking and associated trust, securities and investment management services as a result of the intensive management focus and personal service requirements needed to maintain high quality and personalized services. However, management believes that such services are in demand in San Francisco and on the West Coast generally, and that such services will be heavily in demand in the rapidly developing Asian economies, particularly when provided by a bank whose business focus is from the West Coast of the United States. Therefore, management believes that the Company's primary organizational focus on such services will provide a competitive advantage in such geographical markets.

         While certain of the executives of the Bank have significant experience and business contacts with potential Strategic Alliance Partners, neither the Company nor the Bank has engaged in the activities contemplated by or with Strategic Alliance Partners. Therefore, no assurance can be given that the Strategic Alliance Partners business plan will be implemented, or that, if implemented, the plan will be successful financially.

    SHORT-TERM ACTION PLANS FOR THE BANK

       In addition to its capital raising efforts, management has identified the following short-term objectives for the Bank:

    o Maintain the Bank's existing client base. Management intends to achieve this objective through focused calling programs by the new Chief Executive Officer and other senior officers, to explain the Bank's current strategic efforts and to ensure a continuing level of service quality. Management believes that, once additional capital has been injected (of which no assurance can be given) and the Bank's stability can be demonstrated, existing and former clients will increase and reestablish their relationships (particularly depository relationships) with the Bank.

    o Reduce operating and interest costs. During the third and fourth quarters of 1993, Bank staff levels were reduced by eight full time equivalency positions, and an additional 14 full-time equivalency positions have been identified for elimination in 1994 out of approximately 120 full-time equivalency employees at the end of 1993. The Bank is analyzing the feasibility of out-sourcing its data and item processing, a program that management estimates, based on savings experienced by other banks undertaking similar out-sourcing, could save the Bank at least 15% per year in such costs, if pursued. Currently, the Bank is incurring significant levels of professional fees and consulting charges as a result of its need for assistance in regulatory compliance, business planning, credit policy development, problem assets management and legal matters. If the Company succeeds in its capital raising efforts, management believes a substantial portion of such professional fees can be eliminated, particularly expenses arising in connection with efforts to raise capital, to respond to regulatory requirements and, as they are disposed of, to resolve problem assets. In addition, management has implemented an overall cost reduction program designed to assess all Bank costs on a line item basis, and expects to reduce Bank expenses by a substantial amount as a result of such program. Management estimates that the combined effect of the foregoing cost reduction initiatives, if realized, could provide in excess of $2.0 million per year in annual pre-tax savings to the Bank. It should be noted, however, that if the Company succeeds in its capital raising efforts and begins to implement its new business plan, management anticipates that the cost savings achieved through these initiatives will be substantially offset by personnel and other expenses incurred in implementing the new business plan.

    o Increase fee and net interest income. Since August 1, 1993, the Bank has maintained the majority of its investment portfolio in overnight funds in order to preserve liquidity. The Bank is currently diversifying its portfolio into higher yielding securities generally having maturities of less than one year. If the Company succeeds in its capital raising efforts, and in order to further enhance yields, the Bank intends to increase the proportion of its investment portfolio invested in higher yielding securities having maturities of more than one year. (It should be noted however, that longer- term maturities may give rise to additional investment risks based upon interest rate fluctuations.) In order to increase non-interest income, the Private and Business Banking Division is reducing waived service charges and has initiated fees for various other services for which competitor banks currently charge, but for which the Bank has not historically charged. The program is intended to assist in generating fee revenue while maintaining sensitivity to competitive pressures. Management has also conducted a review of pricing strategies. In that connection, transaction account deposit rates have been reduced to levels that, management believes, remain competitive with the rates offered by the Bank's local market competitors but that represent a reduction relative to the Bank's previous pricing policies. To further increase income, the Bank has formalized arrangements with several mortgage providers for single- and multi-family mortgage production for a fee. The Bank will actively solicit residential mortgage loans from its private banking clients to maintain in the Bank's portfolio and anticipates that it will eventually reestablish a full-service mortgage department to originate and service residential mortgages. In addition, the Bank has begun to actively solicit its homeowner association clients for opportunities to originate collateralized and specific purpose loans. Management estimates that the combined effect of the foregoing revenue enhancement initiatives, if realized, could provide in excess of $1.0 million per year in annual pre-tax increased revenue.

    o Reduce volatile liabilities. The Bank has implemented certain programs intended to respond to the Orders requirement that the Bank improve its liquidity by decreasing its dependence on volatile liabilities. Management has formalized the role of the Bank's Asset/Liability Management Committee (the "ALCO") in monitoring liquidity, and the ALCO has taken steps to link asset growth planning with funding capabilities. In addition, liquidity is tracked on a daily basis at both the account type and business unit level. The Bank's liquidity forecasting process has been enhanced, with business unit managers assuming increased responsibility for accuracy of liquidity forecasts. In specific response to the Orders requirement to eliminate dependency upon volatile liabilities, management has placed an increased emphasis on generating core deposits. One method of implementing this emphasis is to develop local market certificate of deposit products designed to generate core deposits from the Bank's primary service area. The Bank is currently marketing one such product.

         To a great extent, achievement of these objectives is dependent upon a number of economic, financial and business factors which are impossible to predict. Therefore, no assurance can be given that these objectives can be achieved.


BUSINESS STRATEGY IF CAPITAL-RAISING EFFORTS ARE NOT SUCCESSFUL

         Largely as a result of expenses associated with the administration of the Bank's problem assets and the level of non- interest earning assets, management anticipates that the Company will suffer a loss of between $1.5 and $2.0 million in the first quarter of 1994. If the Company does not succeed in raising new capital on terms deemed to be acceptable by April 1994, in the absence of a change in the Company's business strategy, management anticipates that the Company's losses could lead the Bank to be in violation of the leverage capital ratio (7%) required by the Orders and could result in further regulatory actions that would, among other things, severely restrict the Bank's ability to develop new lines of business. Under such circumstances, management anticipates that it would be necessary to reduce the Bank's deposit liabilities, accelerate plans to reduce expenses (including personnel expenses) and continue to attempt to dispose of problem assets on an orderly basis. Such reductions could adversely affect the Company's and the Bank's ability to retain key management employees. Although management believes that, under such circumstances, such a business strategy would permit the Bank to continue in business and eventually to resolve the problem assets, management cannot predict whether such a strategy would cause such an erosion in the value of the Bank's business franchise that it could appear prudent to seek a sale or merger with another bank.


PRIVATE AND BUSINESS BANKING

         Private and Business Banking at the Bank combines highly personalized service with an array of products to meet the complex needs of its primary clients -- executives, professionals and high net worth or high income individuals and the private and closely held businesses with which such individuals are associated. The Bank has specialized in private banking since it began operations in 1979. In the San Francisco area, the Bank's focus on serving the needs of its clients has led it to offer a range of services, including general credit and depository services and specialized corporate escrow services and asset management and trust services.

         The Bank seeks to concentrate on establishing relationships with private and closely held businesses and their owners and operators. In particular, the Bank seeks relationships with individuals whose financial needs require customized banking programs.

         The Bank places a high degree of importance on providing exceptional client service. To facilitate providing such a high degree of service, the Bank has recruited highly experienced banking professionals who understand and can meet the needs of the Bank's target market. The Bank assigns its professionals to serve small groups of personal clients rather than periodically reassigning such professionals to different areas or shifting them into administrative positions. This policy is intended to address one of the most serious customer complaints in the banking industry, the lack of continuity in account officers. The Bank seeks to enable its clients to have confidence that their private bankers understand their financial situations and are accessible when needed.

         The Bank also places a high degree of importance on responding quickly to its clients' needs. The Bank's Loan Committee meets frequently to consider and respond to all types of credit requests. In addition, each client relationship is supported, not only by an individual banking officer, but also by a team familiar with each client's needs and situation, so that the client is aware that another Bank employee other than the primary banking officer is familiar with and is able to respond to such client's needs.

         The internal organization of the Bank was designed to facilitate the cooperation among the client's primary banker and various specialists to provide investment and depository services. As a result of regulatory approval to engage in the trust business in 1990, management has broadened, and intends to further broaden, the range of banking services offered to the Bank's clients. See "-- Trust and Securities Division."

    MARKET AREA AND CUSTOMER BASE

         Northern California has a highly diversified economic base, including high technology electronic manufacturing, scientific research, real estate construction, retail and wholesale trade and transportation. Much of the diversity in the economic base is attributable to the service sector, including finance, accounting, insurance, communications, law, consulting and tourism. While many of the Bank's loans have been and continue to be collateralized by real estate, and a significant portion of the Bank's clients' net worth has historically consisted of real estate holdings, the Bank's deposit and lending relationships have not been concentrated among borrowers within a specific trade, service or industrial activity.

         The Bank opened a Sacramento regional office in January 1991.
However, that opening coincided with a significant downturn in the California economy, and the Bank sold the Sacramento office in December 1993 in conjunction with the requirements of the Orders and a redirection of the Bank's strategic focus. See "-- Regulatory Directives and Orders."

    MEDIUM AND LONG-TERM OBJECTIVES FOR PRIVATE BANKING

         Management's medium- and long-term objectives for Private Banking include:

    o Local Marketing Goals. Implementation of a marketing strategy focused (consistent with the ALCO objectives) to take advantage of a perceived service void that management believes to exist with respect to privately and closely held businesses and their owner/operators as a result of large bank consolidations. Management intends that the customers in this market "niche" will be aggressively targeted as potential customers for all Bank products and services, including products and services to be developed in the future in connection with management's new strategy to focus on trust and investment services and products. In addition, management believes that many of the Bank's former clients can be "reclaimed" once the Bank is recapitalized.

    o Development of Strategic Alliances. Integrate fully the products and services provided by Private Banking with The San Francisco Company-Asia, which the Bank anticipates will provide the distribution system and the institutional affiliations for the Bank through the Strategic Alliance Partners throughout the United States and Asia, with particular focus on the Pacific Basin. As described below, management intends to offer Private Banking products and services throughout Asia, and to further expand its business franchise in San Francisco and throughout the West Coast of the United States.

    o Cross Sales of Products. Institutionalize cross-sales of Bank products and services among various core business units. As the Bank and the Company develop an expanding base of investment and trust products, cash management, and other fee-based services, management intends that each business unit will be responsible for addressing the needs of all clients and, in doing so, selling products and services developed and maintained by other Bank business units. In addition, the Company expects that the Strategic Alliance Partners will make new investment products available to the Bank's private banking customers.


TRUST AND SECURITIES DIVISION

         The Bank's Asset Management and Trust Services Department (including escrow services), the Stock Option Service Department and the Association Bank Services Department, which historically had been separately managed, have been operated under the same management structure since the third quarter of 1993 as the Bank's Trust and Securities Division.

    TRUST SERVICES

         The Bank received regulatory approval to provide trust services in September 1989, and the Bank's Asset Management and Trust Division, which commenced operations on April 1, 1990, has sought to combine the personalized services of Private Banking and comprehensive investment management. Since 1990, the Bank has worked with the investment consulting firm of Rogers, Casey & Associates, Inc. to provide the Bank's clients with the capability of selecting and evaluating established investment parameters based on each customer's requirements, such as income needs, capital growth goals and risk tolerance. In conjunction with Rogers, Casey & Associates, Inc., the Bank selects independent investment managers and monitors performance and continued suitability for the needs and objectives of the client. The Bank offers its clients separate securities management and non-liquid asset management, as well as a credit line accessible by a checking account. The Bank also provides traditional services such as the administration of probates and trusts, as well as corporate cash management. At December 31, 1993 and 1992, trust services were being provided on assets totaling $25.7 million and $50.5 million, respectively.

         The Bank's Trust and Securities Division now includes corporate escrow services, which offer facilities and services for temporary deposits of funds, securities, personal property and other assets by the Bank's corporate clients for business transactions, court actions and other purposes. At December 31, 1993 and 1992, the Corporate Escrow Services Department managed approximately $9.2 million and $10.7 million in deposits, representing approximately 4.4% and 3.7% of the Bank's total deposits, respectively.

         Management believes that the four types of services the Bank offers have been well received by those clients that the Bank has identified as its target markets: (i) individual management of portfolios through outside money managers, (ii) mutual fund investments for clients who do not require individual management, (iii) liquidity management services and (iv) custodial services offered through a third party custodian. Management believes that the individualized management of accounts with balances below $5.0 million presents the Bank with a market niche that is not well served by larger banks and trust companies in the San Francisco area.

         Management believes that trust products and services offer a high degree of strategic compatibility with the Bank's other core businesses, and that the initiation of the Capital Management Group should be highly compatible with the Asset Management and Trust Department's current investment approach and provide the Bank with increased competitive capabilities. In addition, management believes that international trust capabilities (including the establishment of an off-shore capability) would offer attractive products to overseas clients. Management intends to market the Trust and Securities Division services both domestically and internationally. In the United States, the Bank targets clients, including individuals, corporations, charitable institutions and investment funds (mutual funds, partnerships, etc.), that have
(i) a minimum of $1.0 million in assets needing investment management and/or U.S.-based custodial services, (ii) a need for securities execution, typically with an associated credit requirement, and/or (iii) a need for escrow services. International marketing efforts will focus on non-U.S. citizens with assets in excess of $2.5 million who reside in the Pacific Basin and who require custodial or fiduciary services. It is anticipated that those efforts will be facilitated by investment management or deposit relationships developed by The San Francisco Company-Asia.

         Management believes that the Trust and Securities Division's products and services will provide direct support for investment management products offered by the Capital Management Group, as well as providing stand-alone services based both domestically and offshore, including trusteeship services, securities custodial services, escrow services (domestic only) and discount brokerage services (domestic issues and ADRs only). Management intends that these products will be marketed primarily through (i) domestic private bankers in the Private Banking Division, who will be the primary source of introductions to domestic trust and securities clients, (ii) The San Francisco Company-Asia, which will have responsibility for sourcing Asian-based and U.S.- based Asian clients with a need for U.S.-based trust or custodial services, either directly or in cooperation with the relevant Strategic Alliance Partner,
(iii) institutional sales by the Capital Management Group, which will be responsible for identifying collateral business that will result from the Capital Management Group's business activities, and (iv) the business development staff of the Trust and Securities Division, who will be primarily responsible for marketing the Capital Management Group's products and services to take advantage of leads developed through the preceding business units or other outside sources. Management intends to structure the Trust and Securities Division effectively as a partnership between the Trust and Securities Division, outside third parties (Strategic Alliance Partners and other sources of business) and other business units. Because the Bank currently does not offer many such services offshore, The San Francisco Company-Asia has not yet been established and the Capital Management Group is in the early stages of development, there can be no assurance that the marketing plans of the Trust and Securities Division will be successful.

    STOCK OPTION SERVICES

         Originated in 1984, the department of the Bank known as Stock Option Services provides a broad range of traditional brokerage services combined with a program to facilitate the exercise of stock options by employees of publicly held companies who hold options to purchase the stock of publicly held companies. The stock option exercise program administered by Stock Option Services offers employees who hold options to purchase stock of public companies the opportunity to exercise, hold or sell their option shares at a minimum cost. This department also offers its customers a wide range of traditional brokerage services to assist customers in related transactions.

         In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell the stock thus acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price to the company granting such options, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At December 31, 1993 and 1992, the total amount of the Bank's stock option loans outstanding was $1.7 million and $26.1 million, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

         Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income of the Trust and Securities Division. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of fee income and service activities exposes the Bank to the possibility of losing certain important clients. For example, certain clients moved their accounts to a competitor in late 1993 after the Bank employees responsible for those accounts were hired by that competitor, and others moved accounts as a result of safety and soundness concerns. This concentration of accounts also leaves the Bank vulnerable to losing a large source of fee income with the departure of a few clients. In addition, management believes that prevailing capital market conditions, which may reduce the volume of transactions, are likely to affect fee levels generated by Stock Option Services. Accordingly, management considers the fee income produced by this activity to be highly volatile, and there can be no guarantee that income levels from the activity can be maintained at current levels.

         Stock Option Services is a substantially self-funding activity with associated deposit balances closely tracking outstanding loan balances.
Because Stock Option Services' deposits are primarily non-interest bearing demand deposit accounts, the Bank benefits from them by reducing its cost of funds. Management believes that most of these clients are in industries that continue to present growth opportunities. Accordingly, stock option programs should represent a continuing component of such clients' overall compensation programs. In addition, management believes that the current client base should represent referral sources for future business development activities for other Bank products and services. As the Bank and the Company expand the Private Banking business, the executives who utilize their company's stock option program with the Bank are natural prospects for other services.

    ASSOCIATION BANK SERVICES

         Established in 1987, Association Bank Services operates throughout California and is a major provider of deposit and financial management services to homeowner and community associations in the State. The Bank offers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services to homeowner and community associations. In addition, the Bank offers lockbox and courier services, expedited deposit processing and special handling of accounts to simplify banking operations. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1993 and 1992, the Association Bank Services Division accounted for approximately $45.1 million and $53.5 million in deposits, representing approximately 21.5% and 18.7% of the Bank's total deposits, respectively. A substantial portion of the Association Bank Services deposits are broken down into individual accounts that are 100% covered by FDIC insurance. The Bank also offers a certificate of deposit arbitrage (CD Arbitrage) program designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Arbitrage investments outstanding).

         In August 1993, the manager and much of the staff of Association Bank Services left the Bank to join a competitor, whose services have been actively marketed to the Bank's customer base. As of December 31, 1993, the deposit base of Association Bank Services was approximately 15.7% below the prior year. There can be no assurance that the Bank will be able to stem the losses in such deposits. However, Association Bank Services' new management team has invested significant effort in visiting with and providing quality service to all existing clients, and the Bank has succeeded in maintaining much of its primary customer base in the area. Association Bank Services will focus its near-term efforts on staff re-training, maintaining the quality of its customer service activities and continued defensive marketing. When and if the Bank is adequately recapitalized, management intends to increase its proactive marketing efforts and expand its lending activities to this customer base.

         Although a substantial portion of the individual Association Bank Services deposit accounts are fully insured, a small number of "account managers" control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits, and thus on the Bank's liquidity.

         In addition to responding to competitive pressures in this area, one of management's short-term objectives with respect to Association Bank Services is to increase margins by seeking to increase pricing by working with clients to ensure that they understand the cost of providing the products and services they receive. Further, management intends to increase revenue by cross-selling other Bank services and products, such as services and products provided by the Capital Management Group, in order to increase the perceived value that such clients derive from Bank products and services.

         The long-term strategic objectives for Association Bank Services include increasing deposits by expanding the client base through "private labeling" of services to local banks (i.e., offering the Bank's association banking administrative services to other banks to allow them to market the services to their customers in their own name) and through identification of other client groups to which similar services can be provided.


THE DEVELOPMENT OF THE SAN FRANCISCO COMPANY-ASIA

         Many large West Coast banks have refrained from effectively participating in the private banking market (both domestic and offshore) and the private and closely held business markets due to an inability to provide the high levels of service such markets require. Although many independent niche financial services companies currently exist that compete in The San Francisco Company-Asia's target markets, management believes the size of the private Asian banking market is large and is growing at a rapid pace. Management's strategy is to obtain a small but profitable share of the Asian private banking market and a larger share of the local domestic market through a product delivery system that management believes will result in a competitive advantage to the Company and the Bank. The Company intends to organize The San Francisco Company-Asia as a new division of the Bank to target wealthy individuals who require private banking, trust and investment management services both in Asia and the United States, and who are willing to pay for the highest level of service quality.

    STRATEGIC ALLIANCE PARTNERS

         Management intends to implement this strategy in concert with a select group of Strategic Alliance Partners, comprised of financial institutions and other financial services organizations both in the United States and key Asian locations. Management believes that establishing strategic alliance partnerships with these institutions will be mutually beneficial to them and to the Company, and that, by building on the existing customer bases and product capabilities that Strategic Alliance Partners will make available, the business envisioned for The San Francisco Company-Asia will develop more rapidly than would otherwise be possible.

         Management intends to extend its Strategic Alliance Partnerships beyond traditional correspondent relationships to include referrals of products such as loan and deposit products, and will strongly encourage, subject to local regulatory constraints, each Strategic Alliance Partner, or certain investors therein, to be an investor in the Company. As the strategic alliances develop, management anticipates that each Strategic Alliance Partner will enter into detailed operating agreements with the Company and the Bank with respect to (i) payment of compensation among the Company, the Bank and Strategic Alliance Partners for business generated by the Company, the Bank and the Strategic Alliance Partners in each other's countries and (ii) business facilitated by the Company and the

Bank between the Strategic Alliance Partner's country and other Strategic Alliance Partners. In addition, it is anticipated that Strategic Alliance Partners will supply the Company and the Bank with investment products and services originating in each Strategic Alliance Partner's country that can be sold to domestic clients of the Company and the Bank, and to clients of other Strategic Alliance Partners. In return, the Company and the Bank would supply Strategic Alliance Partners with investment products and services originated in the U.S. or otherwise available to the Bank or the Company.

         Management expects Strategic Alliance Partners to possess the following characteristics: (i) they should be financial institutions with both distribution and product capability or, in the alternative, offer specific investment products that are found desirable by the Company and other Strategic Alliance Partners; (ii) they should possess a strong local presence in their home markets but perceive a need to develop or enhance their international network; (iii) they should have client bases that include individuals who utilize offshore private banking, trust and/or investment management products and services; (iv) they should be managed in an entrepreneurial style; and (v) they should be financially healthy companies, often possessing affiliations with strong business groups or having strong ties with wealthy families. Potential Strategic Alliance Partners, five of whom have entered into Memoranda of Understanding with the Bank calling for further negotiations of specific business arrangements, are expected to be located in the United States, China, Hong Kong, India, Indonesia, Korea, the Philippines, Singapore, Taiwan and Thailand.

         Although the ultimate structure of the Strategic Alliance Partner program will be developed in conjunction with the Strategic Alliance Partners selected, management has established several guiding principles. Senior management of the Company and the Bank will assume responsibility for establishing relationships and monitoring all Strategic Alliance Partner activity while the Bank also acts as a market clearing house and product development facilitator between and among Strategic Alliance Partners. Each Strategic Alliance Partner will develop annually, in collaboration with the Company and the Bank, a business and marketing plan that identifies local client product and service needs, including U.S.-based product needs and other Asian-based product needs, and local product and service capabilities, including the needs of The San Francisco Company-Asia U.S.-based clients and other Strategic Alliance Partner clients. It is intended that there will be periodic meetings of Strategic Alliance Partners to discuss product, service and marketing opportunities and the ongoing structure of the Strategic Alliance Partner program.

         A fee arrangement will be developed to compensate Strategic Alliance Partners for business generated from referred clients. Fees will be paid by The San Francisco Company-Asia and by other Strategic Alliance Partners who may be beneficiaries of the business, and may be paid as a one-time fee or an on-going payment stream, depending upon the type of business generated.

         Management intends that The San Francisco Company-Asia will hire private bankers who have experience attracting business that closely matches the Bank's target client base. In conjunction with seeking to attract and hire such bankers, The San Francisco Company-Asia will develop a competitive compensation structure that rewards the development of profitable banking relationships.

    MARKET SEGMENTS

         Management has segmented Asia into three distinct target markets that will serve as the focus of The San Francisco Company- Asia's business efforts. The first market segment is comprised of China, Hong Kong, Korea and Taiwan. The second market segment is comprised of Singapore, Thailand, Indonesia, Malaysia, Viet Nam and the Philippines. The last market segment will include India and such other countries as management may add in the future.

    PRODUCT AND SERVICE OFFERINGS

         Based upon the structure of each market and the capabilities of individual Strategic Alliance Partners in those markets, management intends that The San Francisco Company-Asia will develop specific product marketing plans for (i) delivery of investment and service products developed and managed by the Capital Management Group, (ii) delivery of trust products developed and managed by the Trust and Securities Division and (iii) delivery of credit, deposit and other fee products developed and managed by the Private and Business Banking Division. The San Francisco Company-Asia will serve as the sales and marketing conduit for such internally developed and managed products and services and will also act as the marketing conduit for products and services of the Strategic Alliance Partners.

         While senior management of the Company and the Bank believe that The San Francisco Company-Asia business plan can be successfully implemented, neither the Company nor the Bank has engaged in such activity. Therefore, no assurance can be given that The San Francisco Company-Asia can be developed successfully by the Bank. Initially, the Bank will incur significant start-up expenses that may not be recouped if the proposed new division cannot be developed to generate a sufficient volume of profitable business. Moreover, the success of this new division will depend, at least in part, on the successful organization and development of the proposed Strategic Alliance Partners network and the proposed Capital Management Group. These other proposed lines of business are also start-up ventures whose success cannot be assured.


CAPITAL MANAGEMENT GROUP

         Management intends to establish the Capital Management Group as promptly as practicable if the Company raises sufficient new capital. It is planned that the Capital Management Group will develop and manage investment products and services to be marketed domestically and in Asia through the Bank's and the Company's business units, including the domestic Private and Business Banking Division, the Trust and Securities Division, The San Francisco Company-Asia and the Capital Management Group's own institutional sales force, as well as through Strategic Alliance Partners.

         The Company intends that the Capital Management Group will offer a wide range of products and services through these marketing channels, but does not necessarily intend to manage every fund internally. The group will "private label" or directly offer certain funds managed by Strategic Alliance Partners or other investment managers, and will primarily concentrate in developing its expertise in managing emerging markets investments, particularly in Asia. Management intends to hire an experienced Asian equities research specialist who, in conjunction with Mr. Champion, will lead the Bank's efforts in the development of investment products. Investment management by the group will be made available both for individual accounts and through collective investment vehicles.

    IMPLEMENTATION PLANS

         Management has established a plan to implement the Capital Management Group's business strategy in three phases. In the first phase of the plan, expected to commence in mid-1994, the group will be established as a separate division within the Bank, and thereafter hire staff, develop investment information, structure Strategic Alliance Partner relationships and develop its capacity to manage investment products and provide investment services.

         The second phase of the implementation plan involves the possible reorganization of the group as a wholly-owned or majority-owned subsidiary of the Company and the launch of such basic investment products as cash and medium term fixed income funds, either managed in-house or on a "private label" basis. Management expects that the initial goals of this phase of the plan will be completed in late 1994 or early 1995.

         The third phase of the plan, which is expected to overlap with the second phase will involve launching emerging markets investment products and services, such as a "Greater China" equity fund, and more sophisticated domestic products, which may be managed by a domestic Strategic Alliance Partner. Management expects this phase to be underway in early or mid-1995.

         The foregoing implementation strategy is contingent upon the Company raising a sufficient amount of new capital, the receipt of necessary regulatory approvals, the general financial condition of the Company and the Bank, and the progress of the Bank in identifying and entering into agreements with Strategic Alliance Partners. No assurance can be given that this strategy can be pursued in the manner outlined in view of the many contingencies involved, such as the need to structure appropriate arrangements with particular Strategic Alliance Partners and market behavior, that are beyond the Company's control.


REAL ESTATE INVESTMENT AND DEVELOPMENT ACTIVITIES

         Management intends to withdraw the Bank from all real estate development activities as promptly as practicable. From 1985 through 1992, the Bank was engaged in commercial and residential real estate development through Bank of San Francisco Real Estate Investors ("BSFRI"), a wholly-owned subsidiary of the Bank. Then-applicable regulations and practices of the FDIC and the Federal Reserve Board permitted state-chartered bank subsidiaries of bank holding companies to engage in real estate investment activities if such activities were permitted under state law (as was the case in California). The Bank's approval for engaging in real estate investment and development activities was suspended after November 1991 pursuant to the terms of a Memorandum of Understanding with the FDIC and the State Banking Department (the "MOU"), and the Bank agreed to discontinue its real estate investment activities not later than December 1993. In addition, under FDICIA (see "-- Regulation and Supervision -- Federal Deposit Insurance Corporation Improvement Act of 1991"), the Bank is no longer permitted to engage in real estate development activities and must dispose of assets acquired for such purposes by December 19, 1996. The Bank has applied to the FDIC for authority to continue to hold the last three of its real estate development assets in order to provide for their orderly resolution and believes that it will receive permission to do so. If BSFRI must dispose of certain of its real estate investments, however, there can be no guaranty that BSFRI will be able to dispose of such assets at a profit or without incurring a loss. See "-- Regulation and Supervision."

         BSFRI's activities were substantially cut back after 1989. During 1991, BSFRI sold one home; during 1992 BSFRI sold two homes and one parcel of unimproved land; and during 1993, BSFRI sold no properties. At December 31, 1993 and 1992, real estate investment totaled $1.5 million and $1.9 million, or approximately 0.6% and 0.6%, respectively, of the Company's total assets, excluding real estate accounted for as Bank premises (which totaled $2.2 million and $2.1 million, respectively).


LENDING ACTIVITIES

         Historically, the Bank concentrated its lending activities in commercial and financial loans, in real estate construction and development loans and real estate mortgage loans made primarily to individuals and businesses in the San Francisco area and, for a brief period, in the Sacramento area. The Bank also provides financing for the exercise of employee stock options and for equipment leasing. The Bank offers credit for private or closely held businesses ranging from $250,000 to $2.5 million and offers credit to high net worth and high income individuals ranging from $150,000 to $1.5 million. The Bank has no foreign loans.

         At December 31, 1993 and 1992, the Bank had net loans outstanding of $141.1 million and $226.8 million, respectively, which represented approximately 67.2% and 79.4% of the Bank's total deposits at those dates and approximately 61.1% and 71.0% of the total assets of the Company. During 1993, the Bank originated $87.8 million of new loans, compared with $100.8 million of new loans during 1992. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity and amount of the loans and have been subject to competitive pressures, money market rates, funds availability and governmental regulations. Approximately 92.0% of the Bank's loans have interest rates that either adjust with the Bank's prime rate or mature within 90 days.

         As of December 31, 1993 and 1992, approximately 66.7% and 53.5%, respectively, of the Bank's loans were secured by real estate. While these percentages indicate an increase, total loans secured by real estate actually declined to $99.9 million as of December 31, 1993 from $126.3 million as of December 31, 1992. A loan may be secured by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate and even though the principal source of repayment is not the sale of the real estate serving as collateral. However, in accordance with the terms of the MOU, and subsequently the Orders, as later defined, the Bank has agreed to diversify its risk by reducing the Bank's exposure to real estate lending and investment. See "-- Regulation and Supervision."

    LENDING POLICIES AND PROCEDURES

         The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital on secured loans and to 15% of capital on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. All loans for up to $1.0 million require the approval of at least two officers. All loans in excess of $1.0 million to $2.5 million must be approved by the Bank's Loan Committee, chaired by the Chief Credit Officer and comprised of the Bank's Chief Executive Officer and senior lenders. All loans in excess of $2.5 million must be approved by the Loan and

Investment Committee of the Board of Directors of the Bank, comprised of five directors. The Loan and Investment Committee also must review all extensions of credit in which the Bank's total liability equals or exceeds $500,000.

         The Bank assesses the lending risks, economic conditions and other relevant factors related to the quality of the Bank's loan portfolio in order to identify possible credit quality risks. The Bank relies primarily on its own internal credit review staff, which is independent of the lending divisions, to evaluate the loan portfolio. The Credit Administration Department reviews all new and renewed credits in excess of $250,000 on a continuous basis and reports the results of its findings to the Audit Committee of the Bank's Board of Directors. Results of reviews by the Credit Administration Department as well as examination of the loan portfolio by state and federal regulators are also considered by management in determining the level of the allowance for loan losses. In addition, the allowance for loan losses is reviewed and measured against the analysis of individual credits when the potential for loss exceeds amounts assigned to assets of similar risk classifications because of collateral values, payment history or economic conditions. (The Bank discontinued leasing activities, which in any event were not material, in 1991.)

         When a borrower fails to make a required payment on a loan, the loan is classified as delinquent. If the delinquency is not cured, workout procedures are generally commenced and the loan is transferred to the Bank's Special Assets Department. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures and suits for collection, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier, if management believes full collection of future principal and interest on a timely basis is unlikely.
When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. During the period in which a loan is on non-accrual status, any payment received may be used to reduce the outstanding loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is expected. Loans that are well secured and in the process of collection remain on accrual status.

         The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan than from allowing it to be foreclosed or seeking other forms of collection.

    CREDIT QUALITY

         In its lending operations, the Bank continues to take steps to strengthen its credit management practices and to improve the overall quality of the loan portfolio. Such steps include instituting more stringent underwriting standards and restricting lending to small businesses, corporations and individuals for cash flow, inventory funding and other investments. As a result of the decline in California real property values and the desire to reduce concentrations of real estate loans, the Bank has substantially eliminated its origination of land acquisition and development loans other than lending to community redevelopment projects, loans to facilitate sale of other real estate owned and funding outstanding commitments. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Valuation Allowances."

    COMPOSITION OF LOAN PORTFOLIO

         The composition of the Bank's loan portfolio at December 31 is summarized as follows:


                                                                                        At December 31,
                                               --------------------------------------------------------------------------------
(Dollars in Thousands)                                 1993             1992             1991             1990            1989
                                               --------------------------------------------------------------------------------
Commercial and financial                           $109,008         $166,364         $183,858         $160,321        $156,076
Real estate construction                             14,023           37,659           61,756           86,587          72,796
Real estate mortgage                                 26,479           31,690           35,749           32,729          15,240
Net lease financing                                     230              363              490              522           1,234
                                               --------------------------------------------------------------------------------
                                                    149,740          236,076          281,853          280,159         245,346
Deferred fees and discounts, net                       (550)            (863)          (1,162)          (1,257)         (1,441)
Allowance for possible loan losses                   (8,050)          (8,400)          (8,411)          (5,052)         (4,178)
                                               --------------------------------------------------------------------------------
Total loans, net                                   $141,140         $226,813         $272,280         $273,850        $239,727
                                               ================================================================================

         The following table presents the loan portfolio at December 31, 1993 based upon various contractually scheduled principal payments allocated to maturity categories. This table does not reflect anticipated prepayment of loans.

                                                                             One to            After
                                                            Within             Five             Five
(Dollars in Thousands)                                    One Year            Years            Years           Total
                                                       -------------------------------------------------------------
Commercial and financial                                   $69,320          $37,250          $ 2,438        $109,008
Real estate construction                                     1,808            6,369            5,846          14,023
Real estate mortgage                                         4,041           14,549            7,889          26,479
Net lease financing                                            230               --               --             230
                                                       -------------------------------------------------------------
      Total loans                                          $75,399          $58,168          $16,173        $149,740
                                                       =============================================================

          Loans due in one year or more include $11.6 million with fixed interest rates and $62.8 million with floating or adjustable rates.

              Commercial and Financial Loans. The Bank offers a variety of commercial and financial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and loans to facilitate the exercise of stock options. These loans are typically secured by cash deposits, accounts receivable, equipment, inventories, investments, real estate and securities. The Bank's commercial and financial loans typically bear a floating rate of interest based on the prime rate. The Bank's commercial and financial loans are primarily in principal amounts of at least $100,000 and generally have terms of one year or less. As of December 31, 1993 and 1992, the Bank had commercial and financial loans outstanding of $109.0 million and $166.4 million constituting approximately 77.2% and 73.3% of the Bank's gross loans, respectively. As of December 31, 1993, approximately 63.6% of the Bank's gross commercial and financial loans were scheduled to mature within one year. During 1993, no single commercial client accounted for more than 2.8% of the Bank's outstanding loan financings.

              In underwriting commercial and financial loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower or borrowers and, in the case of secured loans, the value of the collateral. The Bank's borrowers who secure their loans typically use personal or business real estate in the San Francisco area as collateral. As of December 31, 1993 and 1992, approximately 49.2% and 37.3%, respectively, of the Bank's total commercial and financial loans were secured by real estate.

              At December 31, 1993 and 1992, the total amount of the Bank's stock option loans outstanding was $1.7 million and $26.1 million, respectively. See "-- Trust and Securities Division."

              Construction Lending and Real Estate Mortgage Lending. Historically, the Bank has made loans to finance the construction of commercial, industrial and residential properties and to finance land development. The Bank's real estate construction loans typically have had maturities of less than two years, have had a floating rate of interest based on the Bank's prime lending rate, have been secured by deeds of trust and usually have not exceeded 70% of the appraised value of the property at origination. Bank policy generally limits real estate construction loans to 75% of the appraised value of the property after development. From time to time, the Bank sought participants to share in the funding of real
estate construction loans.   At December 31, 1993 and 1992, real estate
construction and mortgage loans constituted approximately 27.1% and 29.4%, respectively, of the Bank's gross loans outstanding. In 1993, management decided to reduce the Bank's real estate construction lending activities in order to help further diversify the Bank's loan portfolio. Accordingly, gross real estate construction loans outstanding as a percentage of gross loans outstanding fell to 9.4% at December 31, 1993 from 16.0% at December 31, 1992.

             The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition of real property securing the loan. The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrower's cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. Real estate mortgage loans accounted for approximately 17.7% and 13.4% of the Bank's gross loans outstanding as of December 31, 1993 and 1992, respectively.

             From 1990 through 1991, the Bank had a Residential Lending Division whose objective was to originate residential and multi-family mortgage loans through a network of retail, wholesale and correspondent sources for resale in the secondary market for residential loans. During the third quarter of 1991, as a result of the Division's marginally profitable operations, management decided to substantially reduce the Bank's residential lending activities and began winding down the operations of the Residential Lending Division. In the fourth quarter of 1991, the Bank sold its mortgage servicing portfolio of approximately $21.0 million at a profit. The Bank has retained $5.5 million in residential loans in its portfolio, which it has determined will be held to maturity, and plans to re-enter a segment of the market through its Private Banking Division if the Company is successful in raising sufficient new capital. At December 31, 1993 and 1992, residential mortgage loans accounted for $5.5 million and $5.5 million, or 3.8% and 2.3% of gross loans outstanding, respectively.


PROBLEM ASSET PORTFOLIO

       The Bank's problem assets portfolio consists of non-performing loans, real estate held after foreclosure or in substance foreclosure on assets securing loans ("other real estate owned" or "OREO"), real estate with an impaired value that was originally acquired by the Bank for its own development and loans that are performing but otherwise have undesirable characteristics (as a result, for instance, of impaired collateral or adverse developments with respect to the borrower's ability to service the loan out of the cash flow of the securing property). As a result of the Bank's rapid growth and the deteriorating economic condition of the California real estate markets, a significant number of loans and investments made by the Bank from 1985 through 1992 have subsequently proven difficult or impossible to recover without incurring losses. As of December 31, 1993, the Bank had $22.9 million in problem loans and $33.8 million in problem assets (OREO and real estate investments).

       In the fourth quarter of 1993, the Bank reduced its problem asset portfolio by $15.2 million, from $72.0 million to $56.8 million, in accordance with the requirements of the Orders (See "-- Regulatory Directives and Orders"), through resolutions, charge offs and improvements in loan quality.
In management's opinion, the quality of the portfolio improved in late 1993 through negotiating pay-downs and obtaining additional collateral for such problem assets. Management intends to further reduce the problem asset portfolio and to implement plans that will maximize the resolution value of such assets. Of the $56.8 million of problem assets in the Bank's portfolio at December 31, 1993, loans and properties classified by the Bank as other real estate owned comprised 57.0% of the total value of the problem asset portfolio. Management's attention is focused primarily on these assets. Of the total value of the problem asset portfolio, $11.1 million, or 19.5%, is held on a non-accrual basis. Based upon information currently available, Management currently believes that the Bank has made sufficient provision to its allowance for possible loan and lease losses and specific reserves to absorb expected losses that might result from the Bank's current strategies to resolve the problem assets. There can be no assurance, however, that existing or future provisions to allowance for possible loan and lease losses will be sufficient to absorb actual losses with respect to existing classified assets or other assets that may cause losses to the Bank in the future.

       The Bank maintains a Special Assets Department to monitor and attempt to resolve the problem asset portfolio with the objective of maximizing value.
The Special Assets Department is currently staffed with seven full-time-equivalency positions. At such time as staff levels have been sufficiently reduced as a result of the reduction in the number of problem assets, management intends that the Special Assets Department will be absorbed into the Credit Administration Department. Individual workout plans have been developed for each asset managed by the Special Assets Department, and a tracking system to monitor compliance with these plans has also been established. In addition, the Bank has engaged Thomas M. Foster, who was responsible for structuring the "bad bank" concept at two large U.S. financial institutions, to identify and evaluate alternative methods to maximize value from the problem assets and to advise the Bank on the structure and the terms of the Rights.

       While it is management's current intention to resolve the problem assets on an asset by asset basis, management is also exploring other alternatives, including the possible sale of part or all of the problem asset portfolio to a single buyer. Among other things, Mr. Foster is helping management to determine whether to attempt to structure such a sale.
Management expects that such a sale would be likely to entail further writedowns of the problem assets sold in recognition of the administrative expenses and the cost of money assumed by the buyer, together with the requirement imposed by typical buyers in such transactions that they be able to achieve a substantial return on their investments. Management anticipates that such a sale would be undertaken, if at all, only after a successful completion of capital raising efforts by the Company.

       Management believes that the resolution process could be accelerated if the California economy in general, and Bay Area real estate market in particular, performs better than anticipated in 1994. In addition, even if a sale to a single buyer is effected, management may ultimately deem it prudent to sell assets at an increased discount to provide for a more rapid liquidation process in order to reduce expense and the distraction to management caused by the continuing need to administer these problem assets. There can be no assurance, however, that the Bank or the Company will be able to liquidate, resolve or otherwise dispose of any problem assets, or that any liquidation, resolution or disposal of such assets will be made at acceptable values or without the incurrence of significant additional losses to the Bank or the Company.


CORRESPONDENT BANKS

       The Bank has correspondent relationships with eleven banks for the purpose of check clearing, selling federal funds, buying and selling investment securities, the safekeeping of investment portfolio and related record keeping, stock registration and stock transfer services, credit card issuance and servicing, and issuance of letters of credit.


EMPLOYEES

    At December 31, 1993, the Company, primarily through the Bank, employed 123 persons, consisting of 117 full-time and 6 part-time employees.


COMPETITION

    The banking business in California, and specifically the market area served by the Bank, is highly competitive. The Bank competes for loans and deposits with other commercial banks, including some of the country's and the world's largest banks, savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and non-financial institutions. By virtue of their larger amounts of capital, many of the financial institutions with which the Bank competes have significantly greater lending limits than the Bank and perform certain functions, including corporate trust services and international banking services, which are not presently offered directly by the Bank although such functions may be offered indirectly by the Bank through correspondent institutions. In addition, certain regulatory restrictions which have been imposed on the Bank by federal and state regulators may prohibit the Bank from engaging in certain activities and place the Bank at a competitive disadvantage to other financial institutions.

    The Bank's strategy for meeting its competition has been to concentrate on discrete segments of the market for financial services, particularly small to medium-sized businesses and their owners, professionals, corporate executives, affluent individuals, real estate developers having existing relationships with the Bank and homeowners and community associations, by offering specialized and personalized banking services to such clients.

    From time to time, legislation has been and continues to be proposed or enacted which has the effect of increasing the cost of doing business for banks, limiting the permissible activities of banks, or affecting the competitive balance between banks and other financial institutions or between large banks and small banks. It is difficult to predict the competitive impact that these and other changes in legislation may have in the future on commercial banking in general or on the business of the Bank in particular.


REGULATORY DIRECTIVES AND ORDERS

    FEDERAL RESERVE BOARD DIRECTIVE

       As a result of the Federal Reserve Bank of San Francisco's (the "FRB") examination of the Company as of June 30, 1991, the FRB on April 20, 1992 issued a letter (the "Directive") prohibiting the Company, without the FRB's prior approval, from (i) paying any cash dividends to its stockholders, (ii) incurring any new debt or increasing existing debt, (iii) repurchasing any outstanding stock of the Company or (iv) acquiring or entering into an agreement to acquire any entities or portfolios. The Company has been notified that it is in a "troubled condition" for purposes of Section 914 of the Financial Institutions Recovery, Reform and Enforcement Act ("FIRREA"). Accordingly, the Company must notify the FRB 30 days in advance of adding or replacing any director or senior executive officer. All directors and officers who have been submitted to the FRB for approval have been approved as the new management team and additional directors have been identified for approval.

    CEASE AND DESIST ORDERS

       On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the California State Banking Department (the "SBD") that became effective August 29, 1993 (the "Orders Effective Date"), and that superseded the MOU. The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by August 31, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers;
(e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

       As of December 31, 1993, the Bank met all industry-wide capital requirements (see "-- Regulation and Supervision -- Federal Deposit Insurance Corporation Improvement Act -- Prompt Corrective Action") but failed to meet the 7% leverage capital ratio imposed by the Orders. This failure occurred because the leverage ratio is calculated by dividing Tier 1 capital by average assets at each month-end, and the Bank's primary action to meet the required leverage ratio during the fourth quarter -- the sale of its Sacramento branch -- could not be effectuated until December 4, 1993 due to delays in the approval by the FDIC and the SBD of such sale.

       As to the other requirements of the Orders and the Restoration Plan, the Bank believes that it is in compliance with each, with the exception of the SBD's order requiring the Bank to correct its capital impairment. See "-- Capital Impairment Orders." However, no outside verification of such compliance has been performed, and the Bank's compliance is subject to review by the FDIC and the SBD at their next examination of the Bank scheduled to begin February 28, 1994. No assurance can be given that capital, in addition to that raised pursuant to the Offering, can be raised if the Bank requires such additional capital to remain in compliance with capital adequacy requirements or to pursue the new strategic focus of the Bank and the Company. In addition, because of its asset quality, operating losses, volatile liability dependency and liquidity problems, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are not adequately capitalized.

       In response to the Orders, management has submitted a business plan to the FDIC and the SBD for approval. It is expected that the business plan will be approved by the FDIC and the SBD after the examination scheduled by both agencies to begin on February 28, 1994 is substantially completed. Management believes that the Bank will be able to take the actions contemplated by such plan without need for further FDIC approval, subject to the general requirement that the Bank return to profitability and be operated safely and soundly. A number of the restrictions imposed by the Orders will remain in effect until the Orders are officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders once the Bank's problem assets are fully resolved, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Directives that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled. However, management believes that, initially, all new lines of business that the Company plans to enter may be operated directly within the Bank.

    CAPITAL IMPAIRMENT ORDERS

       The California Financial Code (the "Financial Code") requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of his or her order. Under
Section 134(b) of the Financial Code, the "contributed capital," defined as all shareholders' equity other than retained earnings, of a bank is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. Under Section 662 of the Financial Code, the Superintendent has the authority, in his or her discretion, to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi-reorganization, which may include eliminating its deficit retained earnings, under Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

       A bank must levy such an assessment within 60 days of the Superintendent's order; the assessment becomes a lien upon the shares assessed from the time of service or publication of such notice of assessment. Within 60 days of the date on which the assessment becomes delinquent, a bank subject to the Superintendent's order must sell or cause to be sold to the highest bidder for cash as many shares of each delinquent holder of the assessed shares as may be necessary to pay the assessment and charges thereon.

       As of December 31, 1993, the Bank had contributed capital of $49.2 million and deficit retained earnings of $31.8 million, or approximately 64.6% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $12.0 million. On November 6, 1992, February 17, 1993, November 16, 1993 and February 7, 1994, the Superintendent issued orders to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the bank's capital.

       The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi- reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. The Bank is addressing the possibility of obtaining approval of a quasi-reorganization with the SBD. If the SBD refuses to grant permission for such a quasi-reorganization, as of December 31, 1993, the Bank would have been required to raise $30.2 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). In response to the February 7, 1994 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its plan for an offering, and as the Company continues discussions with SBD staff regarding a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi- reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

       No assurance can be given that the Bank's capital condition will not deteriorate further as a result of operating losses prior to a quasi-reorganization. In addition, because a quasi-reorganization requires that the Bank reduce its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level as a result of such a reduction in the market value of the Bank's assets over its liabilities. Finally, there can be no assurance that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses. As long as the Bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the Bank, or to order the Bank to comply with the legal requirement and levy an assessment on the shares of the Bank held by the Company sufficient to correct the impairment. As the Company is the sole shareholder of the Bank, the assessment would be made on the Company. The Company does not have the funds to satisfy such an assessment. Management believes, however, that the Superintendent has never exercised his bank takeover powers under Section 134 solely on the basis that a bank's capital is impaired under the standards set forth in Section 134.

       In order to permit a quasi-reorganization of a bank's capital, the
SBD requires, among other things, that a bank demonstrate that it is adequately capitalized and that it is capable of operating profitably. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved, and that it will then be possible for the Bank to effect a
quasi-reorganization.   Management also believes that, because it is
anticipated that the Bank will have high leverage and risk-based capital ratios after an offering, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under the Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity") or further operating issues could not arise that would provide incentive to the Superintendent to utilize the powers granted by Section 134.


REGULATION AND SUPERVISION

       Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

    THE COMPANY

       The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with and subject to the supervision of the FRB. It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks and not conduct its operations in an unsafe or unsound manner.

       The Holding Company Act generally restricts the Company from engaging in any business other than managing or controlling banks or furnishing services to its subsidiaries. Among the exceptions to such restrictions are certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be a proper incident to banking. The Company also is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company unless that company is engaged in activities permissible for bank holding companies and the Company receives the prior approval of the FRB.

       The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank is not permitted to condition an extension of credit on a customer obtaining other services provided by it or the Company, or on a promise by the customer not to obtain other services from a competitor. In addition, applicable federal law imposes certain restrictions on transactions between the Bank and its affiliates. As an affiliate of the Bank, the Company is subject, with certain exceptions, to the provisions of federal law imposing limitations on, and requiring collateral for, loans by the Bank to any affiliate.

       The Holding Company Act also requires the Company to obtain the prior approval of the FRB before acquiring all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of any class of voting shares of such bank. Moreover, the Holding Company Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of, a bank located outside of California unless such an acquisition is specifically authorized by the law of the state in which such bank is located.

       Finally, the Company is subject to restrictions on its operations imposed by the Directive, as a result of its examination of the Company during 1991. See "-- Regulatory Directives and Orders -- Federal Reserve Board Directives."

    THE BANK

       The Bank is a California state-licensed bank and is subject to regulation, supervision and periodic examination by the SBD and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

       The regulations of state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the nature and amount of any collateral for loans, the payment of dividends, potential expansion, including real estate development activities, and the maximum rates of interest allowed on certain deposits.

       The Bank is subject to regulatory and operating restrictions pursuant to several orders and directives issued by the FDIC and SBD. These orders, restrictions and directives are discussed in full in "Regulatory Directives and Orders," and are mentioned below as applicable.

    CHANGE IN BANK CONTROL

       The Holding Company Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Finally, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott Act"), together with regulations of the Federal Trade Commission, may require certain filings to be made with the Federal Trade Commission and the United States Department of Justice, and certain waiting periods to expire, prior to consummation of an acquisition of a bank holding company's voting securities.

    CAPITAL ADEQUACY REQUIREMENTS

        The Company is subject to the FRB's capital guidelines for bank holding companies while the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. As noted below, the Federal banking agencies have solicited comments on a proposed regulation which would impose additional capital requirements on banks based on the interest rate risk inherent in a bank's portfolio.

        The FRB has established a minimum leverage ratio of 3% Tier 1 capital 1/ to total assets for bank holding companies that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

        FRB regulations require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00%. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the FRB to those assets. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

        In certain circumstances, the FRB may determine that the capital ratios for a bank holding company must be maintained at levels which are higher than the minimum levels required by the guidelines. A bank holding company which does not achieve and maintain the required capital levels may be issued a capital directive by the FRB to ensure the maintenance of required capital levels.

        The Bank failed to meet its regulatory capital requirements at March 31, 1993 and, therefore, was required to file a Capital Restoration Plan pursuant to the "prompt corrective action" system imposed by FDICIA. As a condition of FDIC approval of the Bank's Capital Restoration Plan, the Company has agreed to guarantee that the Bank will comply with the Capital Restoration Plan. The Company's guarantee requires that the Bank will comply with the Capital Restoration Plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company's liability under the guarantee is limited to the lesser of 5% of the Bank's total assets at the time it became under capitalized or an amount which is necessary (or would have been necessary) to bring the Bank into compliance with all of its capital requirements as of the time it fails to comply with its capital restoration plan. The Bank's capital is also impaired under California law, permitting the Superintendent to take possession of the Bank unless its capital impairment is cured through contribution of additional capital by the Company to the Bank or through a quasi-reorganization of the Bank. See "-- Regulatory Directives and Orders -- Capital Impairment Order."

        The FDIC has established risk-based and leverage capital regulations for state nonmember banks which are similar to the FRB's capital guidelines for bank holding companies. In addition to these capital requirements, the Orders require the Bank to meet an individual minimum capital requirement after September 30, 1993 of 7% Tier 1 capital to total average assets (leverage ratio). The Bank's leverage capital ratio reached 6.7% as of December 31, 1993. However, because a reduction in the Bank's assets through the sale of the Bank's Sacramento Office on December 4, 1993, which reduced the Bank's level of assets to total capital, the Bank did not meet the 7% leverage capital ratio on average for the fourth quarter of 1993 as required. For further information with respect to the Bank's failure to meet its regulatory capital requirements, see "-- Regulatory Directives and Orders."





- -------------------------------------

1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

    PAYMENT OF DIVIDENDS

    The Company

        As a result of prior regulatory examinations, on April 20, 1992, the FRB prohibited the Company from paying any cash dividends to its shareholders without prior FRB approval. The ability of the Company to pay dividends in the future will depend in large part on the Company's ability to satisfy the concerns of the FRB as set forth in the April 20, 1992 letter regarding the financial performance of the Company, the ability of the Bank to make dividend payments to the Company. The Bank's ability to make dividend payments is dependent upon the ability of the Bank to return to profitability, to satisfy the regulatory concerns expressed in the Orders, and the ability of the Bank to cure its capital impairment or obtain approval from the SBD to conduct a quasi-reorganization to reduce or eliminate the Bank's deficit retained earnings.
See "-- Regulatory Directives and Orders -- Capital Impairment Order."

    The Bank

        Any future payment of dividends by the Bank is subject to meeting the state law requirement that amount of funds available for a cash dividend shall be the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, cash dividends may be paid with the prior approval of the SBD, in an amount not exceeding greatest of the bank's retained earnings, net income for its last fiscal year, or the amount of its net income for its current fiscal year. The Bank is not presently permitted to pay any dividends to the Company because it has sustained net losses throughout the period 1991 through 1993. As a result of these losses, the Bank had deficit retained earnings of $31.8 million as of December 31, 1993 and currently the Bank's capital is impaired in the amount of $12.0 million, giving the Superintendent the power to take possession of the Bank in the event its capital impairment is not cured. See "-- Regulatory Directives and Orders -- Capital Impairment Orders."

        Accordingly, any future payment of cash dividends will depend upon the Bank correcting its capital impairment, meeting applicable capital requirements, maintaining an adequate allowance for loan and lease losses, satisfying the terms of the Orders outstanding against it and its ability to conduct profitable operations.


    FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    General

        FDICIA primarily addresses the safety and soundness of the deposit insurance funds, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance funds including regulations concerning safety and soundness standards. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies. FDICIA has strengthened FRB regulations regarding insider transactions.

    Prompt Corrective Action

        FDICIA amended the Federal Deposit Insurance Act (the "FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater scrutiny and more restrictions on institutions as they descend the capitalization ladder.

        FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized;2/ (b)





- -----------------------------------

2/ Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for

Adequately Capitalized;3/ (c) Undercapitalized;4/ (d) Significantly Undercapitalized;5/ and (e) Critically Undercapitalized.6/ All insured institutions (i.e., the Bank) are barred from making capital distributions or paying management fees to a controlling person (i.e., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.

         Undercapitalized institutions are subject to several mandatory supervisory actions, including increased monitoring and periodic review of the institution's efforts to restore its capital, submitting an acceptable capital restoration plan, restricted asset growth, and limits on acquisitions, new branches or new lines of business. A parent holding company of an undercapitalized bank is expected to guarantee that the bank will comply with the bank's capital restoration plan until the bank has been adequately capitalized, on the average, for four (4) consecutive quarters. Such guarantee is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized or the amount necessary to bring the bank into full capital compliance.

         Significantly undercapitalized institutions and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions applicable to undercapitalized institutions and, in addition, may be required to: sell additional capital, including voting shares; restrict transactions with affiliates; restrict interest rates paid on deposits; restrict asset growth or reduce total assets; terminate, reduce or alter any risky activities; elect new directors and install new management; cease accepting deposits from correspondent depository institutions; or divest or liquidate certain subsidiaries. A bank holding company may be required to divest itself of any affiliate of the institution (other than another insured depository institution) under certain conditions. Critically undercapitalized institutions face even more severe restrictions.

         In addition, significantly undercapitalized institutions will be prohibited from paying any bonus or raise to a senior executive officer without prior agency approval. No such approval will be granted to an institution which is required to but has failed to submit an acceptable capital restoration plan.

         FDICIA also provides that if a well or adequately capitalized or undercapitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, its capital category may be downgraded to achieve a higher level of regulatory scrutiny and prompt corrective action. FDICIA restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not well capitalized and has added new bases for which a conservator or receiver may be appointed for undercapitalized and critically undercapitalized institutions and under certain other circumstances not relating to capital levels. Finally, FDICIA establishes a risk-based assessment system for calculating a depository institution's semiannual deposit insurance premium under which institutions pay premiums based upon their capital classification and supervisory risk.

    Brokered Deposits

         FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits. An undercapitalized institution will not be allowed to solicit brokered deposits by offering rates of interest





- ----------------------------------
any capital measure.

3/ Adequately Capitalized means a total risk-based ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest composite rating in its most recent report of examination) and does not meet the definition of a Well Capitalized institution.

4/ Undercapitalized means a financial institution with a total risk-based ratio of less than 8%, a Tier 1 risk-based ratio of less than 4% or a leverage ratio of less than 4%.

5/ Significantly Undercapitalized means a financial institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%.

6/ Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market area in which such deposits would otherwise be accepted.

       The FDIC has promulgated final regulations with respect to the ability of insured depository institutions in each of the new capitalization categories to accept brokered deposits. Under the regulations, undercapitalized institutions are prohibited from accepting funds obtained directly or indirectly though a deposit broker. Adequately capitalized institutions may accept brokered deposits only if a waiver is first obtained from the FDIC.
Well capitalized institutions are permitted by the regulations to accept brokered funds without restriction. For purposes of the brokered deposit regulation the FDIC has stated that the term "well capitalized" means an institution whose leverage and risk-based capital ratios are at least one to two percentage points higher than those currently required by applicable regulations, and which has not been notified that it is in a troubled condition.

       In addition to the above restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

       Under the Order, the Bank is required to submit a written plan to the FDIC for eliminating its reliance on brokered deposits, and to provide the Regional Director of the FDIC and the SBD with monthly written reports outlining the Bank's progress under the plan. The FDIC has granted the Bank permission to renew brokered deposits for one year from September 23, 1993 through September 23, 1994, provided that the Bank continues to meet the definition of an adequately capitalized institution. At December 31, 1993, the Bank had brokered deposits of $20.0 million. These brokered deposits mature on March 31, 1994. The Bank has no reason to believe that all $20.0 million of these deposits will not be renewed or replaced.

    Conservatorship and Receivership

       FDICIA adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution including: (a) substantial dissipation of assets or earnings due to an unsafe or unsound practice or any violation of law or regulation; (b) existence of an unsafe or unsound condition; (c) any willful violation of a cease and desist order; (d) any concealment of assets, records, books or papers from any federal or state bank regulatory agency; (e) likely inability of the institution to meet obligations in the normal course of business; (f) losses threatening capital; (g) the institution becomes undercapitalized where certain factors are present suggesting the institution may not become adequately capitalized; or
(h) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

       FIRREA provides other grounds upon which a receiver or conservator may be appointed for a state bank. These other grounds include "having substantially insufficient capital," incurrence or likely incurrence of losses that will deplete all or substantially all of a bank's capital with no reasonable prospect for that capital to be replenished without federal assistance, or a violation of law or regulation which is likely to weaken the condition of the institution.

    Deposit Insurance Premiums

       As of January 1, 1993, the FDIC charges higher deposit insurance premiums on banks which pose greater risks to the deposit insurance fund.
Under the rule, a bank is required to pay an annual insurance premium ranging from 0.23% to 0.31% for domestic deposits, depending upon the bank's risk classification. A bank's risk classification is determined by the FDIC according to the bank's capital ratios and the FDIC's evaluation of the bank based upon federal and state supervisory examinations and other relevant information. Under the classification system, the FDIC has assigned the Bank its highest risk classification and set the Bank's deposit insurance premium at 0.31%.

    Restrictions on Insured State Bank Activities and Investments

       Recently enacted FDIC regulations generally prohibit an insured state bank from directly engaging as principal in any activity that is not permissible for a national bank, and also prohibit majority-owned subsidiaries of an insured state bank from engaging in any activity that is not permissible for a subsidiary of a national bank, unless the bank meets and continues to meet applicable minimum capital standards and the FDIC determines that the conduct of the activity by the bank and/or its majority-owned subsidiary will not pose a significant risk to the deposit insurance funds.

        If consent to engage in the activity is denied, the bank is required to cease the activity not later than one year from the denial. However, the FDIC may condition or restrict the conduct of any impermissible activity during this phase-out period. If the activities of a subsidiary are denied consent by the FDIC, the bank is required to divest its interest in the subsidiary as quickly as prudently possible, but in no event later than December 19, 1996. Alternatively, the bank may discontinue the impermissible activity, but this must be effected within one year of the date of denial.

        These new regulations also impose new restrictions on real estate investments, requiring that undercapitalized banks with subsidiaries holding impermissible equity investments in real estate cease the activity as soon as practicable, but no later than June 8, 1994, and divest the subsidiary or the real estate investments owned by the subsidiary as soon as practicable, but in no event later than December 19, 1996. State banks also must obtain the prior consent of the FDIC before making real estate loans other than in compliance with guidelines established for national banks. The Bank has conducted real estate investment activities through its subsidiary BSFRI. The Bank's approval to engage in these activities was suspended after November 1991 pursuant to the terms of the MOU and the Bank agreed to discontinue its real estate activities by December 1993. The book value of these investments was $1.5 million as of December 31, 1993. As required by FDICIA, the Bank has filed an application to continue the orderly divestiture of its real estate investments until December 19, 1996.

    Proposed Standards on Safety and Soundness

        Pursuant to the requirements of FDICIA, recently proposed FDIC and FRB regulations provide new standards for safety and soundness applicable to banks and bank holding companies. The proposed regulations establish managerial, operational, asset quality and earnings standards for state nonmember banks as well as bank holding companies, i.e., requiring banks and bank holding companies to maintain a ratio of classified assets to total capital and ineligible allowances no greater than 1.25% of risk weighted assets, and to maintain minimum earnings sufficient to absorb losses without impairing capital. A bank's "minimum earnings" are deemed sufficient if the bank's earnings during its last four quarters would be sufficient for the bank to maintain compliance with its minimum capital requirements for the next four quarters. Due to the Bank's operating losses during each quarter of 1993, the Bank will not be in compliance with this regulation if adopted. In addition, the proposed safety and soundness standards would prohibit excessive compensation or compensation which could lead to material financial loss for the bank or bank holding company.

        These regulations are subject to change; therefore, the ultimate impact on the Company and the Bank of final regulation in this area cannot be predicted at this time.

    Extensions of Credit to Insiders and Transactions with Affiliates

        The Federal Reserve Act and FRB regulations, which are applicable to state nonmember banks under regulations of the FDIC, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder.

        Loans extended to any of the above persons must comply with loans-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and following credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

        The provisions of Regulation O summarized above reflect substantial strengthening as a result of the adoption of FDICIA. FDICIA also resulted in an amendment to Regulation O which provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank's unimpaired capital and unimpaired surplus. An exception to this limitation is provided, until February 18, 1994, for banks with less than $100.0 million in deposits. The aggregate limit applicable to such banks is two times the bank's unimpaired capital and unimpaired surplus, provided the bank meets or exceeds all applicable capital requirements.

    Government Monetary Policy

       The earnings of the Bank and, therefore, the earnings of the Company, are and will be affected by the policies of regulatory authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business earnings of the Company and the Bank cannot be predicted.

    RECENT REGULATIONS AND GUIDELINES

    Interest Rate Risk

        As required by FDICIA, the federal banking agencies have solicited comments on a proposed method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposure. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. Institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns.

        As the federal banking agencies have solicited comments on this proposal but have not yet proposed regulations to implement any interest rate risk component into the risk-based capital guidelines, the ultimate impact on the Company and the Bank of final regulation in this area cannot be predicted at this time.

    State Bank Sales of Nondeposit Investments

        Securities activities of state non-member banks, as well as their subsidiaries and affiliates, are governed by FDIC regulations. The FDIC has taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, and the potential for mismanagement of sales programs for such investments which could expose a bank to liability under the anti-fraud provisions of federal securities laws.

        Accordingly, the FDIC has issued guidelines to state non-member banks which recommend, among other things, establishing a compliance and audit program to monitor the bank's mutual funds sales activities and compliance with applicable federal securities laws, providing full disclosure to customers about the risks of such investments (including the possibility of loss of principal investment), conducting securities activities of bank subsidiaries or affiliates in separate and distinct locations, and prohibiting bank employees involved in deposit-taking activities from selling investment products or from giving investment advice.

        Banks are also required to establish qualitative standards for the selection and marketing of the investments offered by the bank and maintain appropriate documentation regarding suitability of investments recommended to bank customers.

    State Legislation

        As a California state-licensed bank, the Bank is subject to the California banking laws and to regulation, supervision and periodic examination by the SBD.

        The California banking laws, among other matters, regulate: (a) the process of issuance of a banking permit, including the application for, term of and surrender or revocation of the permit; (b) the conduct of the banking business, including banking days, banking offices, preservation and disposal of records, borrowing by the bank and pledges of assets; (c) accounts, including types of deposit accounts and claims made thereon; (d) reserves, including forms, computations, limitations and exemptions; (e) loans, including limitations on obligations to the bank by borrowers in general and by the bank's officers, directors and employees; (e) mergers, consolidations and conversions of banks, including changes in control of banks; and (f) liquidation and dissolution of banks.

    Other

        Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress from time to time. The Company cannot determine the ultimate effect that any potential legislation, if enacted, would have upon the financial condition or operations of the Company or the Bank.


TAXATION

        The effective tax rates (benefit) for the years ended December 31, 1993, 1992 and 1991, were 1.7%, (1.7)% and (23.9)%, respectively. For each of the years ended December 31, 1993, 1992 and 1991, the federal statutory tax rate applicable to the Company was 34%. The tax benefits reported in 1992 and 1991 are attributable to the Company's ability to carryback net operating losses for 1992 and 1991 against net operating income from prior periods. Because the Company has utilized all of its ability to carryback net operating losses, much of the 1993 and 1992 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1993, the Company has net operating loss carryforwards for federal tax purposes of approximately $23.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $15.0 million, which expire in 1997 and 1998. The Company has rehabilitation tax credit carryforwards for federal tax purposes of approximately $250,000, which expires in 2004 and 2005. In addition, the Company has minimum tax credits of approximately $230,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and a possible change in ownership in future years. It is anticipated that a change in ownership will occur as a result of capital raising efforts in the first half of 1994.


ITEM 2 - PROPERTIES

       The following table sets forth certain information concerning the Bank's significant real property lease commitments:

                                             Square               Expiration of           Renewal
Banking Offices                             Footage               Current Lease           Period(s)
- ---------------                             -------               -------------           ---------

550 Montgomery Street                         75,488               2022                   Option for additional
San Francisco, CA                                                                         14 years

351 California Street                          7,721               1995                   N/A
San Francisco, CA

    The Bank has a long term lease on 550 Montgomery Street, an 89,000 square foot, historically significant office building on Clay and Montgomery Streets in San Francisco's Financial District. The building serves as the administrative and banking headquarters of the Company and the Bank. The Bank leases 75,488 square feet, and the remainder is currently being subleased to third parties.

       The lease on 550 Montgomery Street is currently held by Bank of San Francisco Building Company (BSFBC), a California limited partnership in which the Bank and BSFRI have 34.5% and 2.5% partnership interests, respectively. At December 31, 1993, the Bank's and BSFRI's investment in BSFBC totaled $2.0 million and $156,000, respectively. The Bank anticipates that its lease agreement may be renegotiated or that the Bank may acquire additional shares of BSFBC. The impact of such activities is not presently determinable.

       As a result of moving the Bank's headquarters to 550 Montgomery Street, the Bank subleased its facilities at 351 California Street to an unrelated third party. The lease and subleases expire on June 30, 1995.

       The net rental expense and occupancy expenses for all leases of premises were approximately $2.1 million for both years ended December 31, 1993 and 1992.


ITEM 3 - LEGAL PROCEEDINGS

LITIGATION

       Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. At December 31, 1993, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

       The Bank is currently involved in three lawsuits, of which two were brought by former employees of the Bank in the California superior court; one former employee has alleged that the Bank and the Bank's former Chief Executive Officer (at the time of the termination) intentionally or negligently misrepresented their intentions regarding his employment contract, and failed to pay monies due under the employment contract, and that the Bank wrongfully terminated the employment contract. The former employee has sought damages of approximately $1.7 million under his contract claims. The other former employee alleges that the Bank, and the Bank's Chief Executive and Chief Financial Officers (at the time of that employee's termination) recruited the plaintiff with false representations and fraudulent omissions with respect to the financial condition of the Bank. The former employee claims to have resigned from secure employment and was subsequently terminated. The former employee has sought unspecified damages. The third lawsuit relates to a former borrower of the Bank in a cross complaint asserting that the Bank was fraudulent or negligent in its handling of certain transactions. The complaint is seeking damages of $3.3 million under his claims.

       The Bank has denied these allegations and is vigorously defending these proceedings. The disposition of these proceedings could have a material adverse effect on the Company's financial position or results of operation, however, management cannot predict the specific outcome of these actions. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MARKET

MARKET INFORMATION

       The Company's Class A Common Stock is listed on the American Stock Exchange under the symbol "BOF." The closing sale price for the Class A Shares on the American Stock Exchange on February 18, 1994, was $1.69. The following table sets forth the high and low closing sale prices for the Class A Shares on the American Stock Exchange for each calendar quarter during 1992 and 1993.

                                                         1993                              1992
                                       --------------------------------     ------------------------------
Quarter                                        High                 Low             High               Low
                                       --------------------------------     ------------------------------
First                                           $3.50             $1.25             $4.13            $2.75
Second                                           2.68              1.12              4.13             2.38
Third                                            1.62              1.00              4.25             2.00
Fourth                                           1.33              0.75              2.25             1.00

          The Series B Preferred Shares had been listed on the American Stock Exchange since their issuance in October 1988. In March 1990, the Company received approval from the Securities and Exchange Commission to delist the Series B Preferred Shares, pursuant to Rule 12d2-2(d), under the Securities Exchange Act of 1934, as amended. The Series C Preferred Shares have never been listed on any exchange or traded in any other public market.

HOLDERS

          As of December 31, 1993, the number of holders of record of the Company's Class A Shares and Series B Preferred Shares was 471 and 14, respectively, which management believes is in each case substantially less than the number of beneficial owners whose shares are held in nominee names. None of the Class B Common Stock is outstanding. At December 31, 1993, there was only one holder of record of the Company's Series C Preferred Shares.

DIVIDENDS

          The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the FRB. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Class A Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors suspended the dividend on the Class A Shares and the Series B Preferred Shares.

          The payment of cash dividends by the Bank to the Company is subject to certain regulatory restrictions set forth in the California Financial Code. The Bank and the Company have amended the Certificate of Determinations of Rights, Preferences, Privileges and Restrictions of the 8% Series B Convertible Preferred Stock issued by the Bank to the Company to provide that dividends on the Bank's 8% Series B Convertible Preferred Stock shall be cumulative from year to year. The Bank's Board of Directors has decided to suspend future payment of dividends on the Preferred Stock to the Company, and the FRB Directive prohibits the Company from paying any dividends without the prior approval of the FRB. See "-- Regulatory Directives and Orders" for a discussion of these restrictions.

ITEM 6 - SELECTED FINANCIAL DATA

    The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:


(Dollars in Thousands)                                         1993            1992            1991            1990            1989
                                                    -------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets                                               $231,021        $319,155        $402,699        $393,225        $331,025
Total loans                                                 149,740         236,076         281,853         280,159         245,346
Total mortgage loans held-for-sale                               --              --           6,826          31,385          12,796
Total securities held-to-maturity                             6,351           4,910           3,276           7,122          17,254
Total securities available-for-sale                          14,940              --              --              --              --
Total securities held-for-sale                                   --          18,731          20,457          16,883          10,723
Total deposits                                              210,111         285,685         373,199         363,577         305,506
Other borrowings                                              1,303          15,308          10,832             686           1,954
Shareholders' equity                                         17,455          15,676          16,181          25,579          20,772

OPERATING DATA:
Total interest income                                       $18,155         $23,885         $36,742         $39,596         $32,124
Total interest expense                                        7,420          11,295          19,226          20,774          16,422
                                                    -------------------------------------------------------------------------------
Net interest income                                          10,735          12,590          17,516          18,822          15,702
Provision for loan and lease losses                           3,554           9,828          11,437           1,600           2,100
                                                    -------------------------------------------------------------------------------
Net interest income after
  provision for loan and lease losses                         7,181           2,762           6,079          17,222          13,602
Total non-interest income                                     4,879           4,790           6,173           5,240           6,190
Total non-interest expense                                   22,146          30,119          24,276          18,310          15,144
                                                    -------------------------------------------------------------------------------
Income (loss) before taxes                                  (10,086)        (22,567)        (12,024)          4,152           4,648
Provision (benefit) for income taxes                            169            (390)         (2,870)          1,677           1,875
                                                    -------------------------------------------------------------------------------
Net income (loss)                                          $(10,255)       $(22,177)        $(9,154)        $ 2,475          $2,773
                                                    ===============================================================================
OTHER DATA:
Return on average assets                                       (3.5)%          (6.2)%          (2.2)%           0.7%            1.0%
Return on average equity                                      (57.5)         (153.0)          (39.2)           10.7            14.4
Average equity to average assets                                6.1             4.1             5.6             6.4             6.6
Equity to assets at period end                                  7.6             4.9             4.0             6.5             6.3
Interest rate spread for period                                 4.4             4.6             4.5             5.4             5.4
Net yield on average earning assets                             4.6             4.5             4.8             5.8             6.1
Non-performing assets to total assets                          18.8            16.8            13.5             3.4             1.3
Average interest-earning assets to
  average interest-bearing liabilities                        103.5            96.6           104.7           106.0           111.0
Non-interest expenses to average assets                         7.6             8.9             5.9             5.0             5.2
Net interest income, after provision for
  loan and lease losses, to non-interest expense               32.4             9.2            25.0            94.1            89.8
Net loan charge-offs as a percent of
  average loans                                                 2.0             3.9             2.7             0.3             0.4
Allowance for loan and lease losses as a
  percent of loans                                              5.4             3.6             3.0             1.8             1.7

PER SHARE DATA:
Common shares outstanding,
end of period                                             8,899,801       8,901,994       2,282,674       2,263,554       1,834,712
Preferred shares outstanding,
end of period                                               916,591         316,591         437,500         437,500         437,500

Common Shares:
Book value per common share                                  $(0.08)          $1.08           $5.95           $9.47           $9.14
Income (loss) per share                                       (1.15)          (4.18)          (4.13)           0.97            1.17

Cash dividend declared per common share                          --              --            0.10            0.10              --
Dividend payout ratio                                            --              --              --            10.3%             --


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company recorded a net loss of $10.3 million for the year ended December 31, 1993, following net losses of $22.2 million and $9.2 million for the years 1992 and 1991, respectively. These net losses were principally due to the high level of the provision for loan losses and declines in net interest income during each of 1993, 1992 and 1991. In addition, the Company's non-interest expense reached extremely high levels at 96.1%, 105.0% and 56.6% of total revenues for the years 1993, 1992 and 1991, respectively.

    The Company's provision for loan losses and the increase in the loan loss allowance as a percentage of outstanding loans reflects management's concern over the decline in the credit quality of the Bank's loan portfolio, regulatory examinations, and the high level of net loan charge-offs during the period 1991 through 1993. Although the Company's provision for loan losses was reduced to $3.6 million in 1993, from $9.8 million in 1992 and $11.4 million in 1991, the allowance for loan losses as a percentage of loans grew from 3.0% in 1991 to 5.4% in 1993. The Company's net loan charge-offs, primarily associated with unsecured commercial loans, loans secured by real estate, and loans to facilitate the development of real estate, amounted to $3.9 million in 1993 as compared to $9.8 million in 1992 and $8.1 million in 1991.

    The Company's net interest income was reduced to $10.7 million in 1993 from $12.6 million in 1992, a 14.7% decline, following a 28.1% decline in net interest income in 1992 from $17.5 million in 1991. These declines in net interest income were principally due to a reduction in average earning assets from $362.2 million in 1991 to $286.0 million in 1992, a 21% decline, and a further reduction to $234.8 million in 1993, a decline of 18%.

    The Company's non-interest expenses were largely driven by expenses associated with managing its high level of non-earning assets (average non-earning assets were 19.6% of total average assets in 1993, 20.1% in 1992 and 12.6% in 1991) in addition to legal, accounting and consulting expenses related to the Company's loan collection and recapitalization efforts. These costs comprised 17.5% of the Company's non-interest expense in 1991, climbing to 40.3% in 1992 and comprised 29.1% of non-interest expense during 1993.

    At December 31, 1993, total assets and deposits of $231.0 million and $210.1 million, respectively, had declined 27.6% and 26.5%, respectively, from amounts reported at December 31, 1992. Loans, net of deferred loan fees, were $149.2 million, a decrease of 36.6% from the amount reported at December 31, 1992. At December 31, 1992, total assets, deposits and net loans were $319.2 million, $285.7 million and $235.2 million, respectively, a decline of 20.7%, 23.4% and 16.2%, respectively, from amounts reported at the close of 1991. The declines in assets and loans during 1991, 1992 and 1993 reflect the result of the general economic conditions in Northern California and more particularly the depressed value of real estate collateral in the San Francisco Bay Area from which the repayment of a substantial portion of the Company's loans is based. In addition, the declines followed substantial operating losses of the Company, beginning in 1991 and continuing through 1993. These operating losses were the major cause of the Company's failure to meet its capital adequacy requirements causing it to reduce its assets in order to meet regulatory capital adequacy requirements and the resulting MOU and Orders which generally require the Bank to reduce its classified assets, concentration of real estate related credits, volatile liability dependence, and maintain its liquidity and increase its capital. See "-- Regulatory Directives and Orders" for a full description of the Directive and the Orders.

    In response to the significant problems experienced by the Company during the period from 1991 through 1993 the Company restructured its management by hiring a number of senior level banking executives to develop a new strategic business plan for the Company. The new business plan contemplates several measures, including without limitation, raising additional capital, eliminating problem assets, commencing new lines of business, hiring additional personnel for such new lines of business, and establishing a new relationship with Strategic Alliance Partners. See "BUSINESS." As of December 31, 1993, implementation of the new business plan had just commenced. If the Company is successful in raising sufficient capital and disposing of a substantial portion of its problem assets, of which no assurance can be given, implementation of the other components of the business plan may become feasible. To the extent that the new business plan is implemented in the future, recent financial trends experienced by the Company may not be indicative of future trends; however, due to the numerous factors affecting the successful implementation of the new business plan, many of which are beyond the control of the Company, no prediction can be made with respect to the nature or extent of future financial trends.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

    NET INTEREST INCOME

    Yields Earned and Rates Paid

    One of the fundamental measures of the Bank's results of operations is net interest income. Net interest income is the difference between the combined yield earned on interest earning assets and the combined rate paid on interest bearing liabilities. Net interest income is also dependent on whether the balance of interest earning assets equals, exceeds or is less than the balance of interest bearing liabilities. If an excess in the balance of interest bearing liabilities over interest earning assets exists, then the positive interest rate spread between yields earned and rates paid may need to be increased in order to achieve a positive net interest position.

    The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1993. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.



                                                                       1993                                     1992
                                                    -----------------------------------     -------------------------------------
                                                       Average        Income/    Yield/         Average        Income/     Yield/
(Dollars in Thousands)                                 Balance        Expense      Rate         Balance        Expense       Rate
                                                    -----------------------------------     -------------------------------------
Assets
Interest-earning assets:
   Federal Funds and time deposits                     $ 20,237       $    594       2.9%       $ 11,812        $    428      3.6%
   Investment securities                                 17,128            902       5.3          25,244           1,750      6.9
   Loans, net (1)                                       197,446         16,659       8.4         248,960          21,707      8.7
                                                    ------------------------------------    -------------------------------------
       Total earning assets                             234,811         18,155       7.7         286,016          23,885      8.4
                                                    ------------------------------------    -------------------------------------

Non-interest earning assets                              57,153                                   72,078
                                                    -----------                             ------------
       Total assets                                    $291,964                                 $358,094
                                                    ===========                             ============

Liabilities and Equity
- ----------------------
Interest-bearing liabilities:
   Interest-bearing deposits                           $220,996          6,966       3.2        $283,652          10,746      3.8
   Other borrowings                                       5,891            454       7.7          12,558             549      4.4
                                                    ------------------------------------    -------------------------------------
       Total interest-bearing liabilities               226,887          7,420       3.3         296,210          11,295      3.8
                                                    ------------------------------------    -------------------------------------

Non-interest bearing liabilities                         47,271                                   47,393
Stockholders' equity                                     17,806                                   14,491
       Total liabilities and                         ----------                              -----------
           stockholders' equity                        $291,964                                 $358,094
                                                     ==========                              ===========

Net interest income                                                    $10,735                                   $12,590
                                                                    ==========                                 =========

Primary interest rate spread                                                         4.4%                                     4.6%
                                                                               =========                                =========

Margin as a percent of earning assets:
   Interest income                                                                   7.7%                                     8.4%
   Interest expense                                                                  3.1                                      4.0
                                                                               ---------                                ---------
Spread on earning assets                                                             4.6%                                     4.4%
                                                                               =========                                =========
















                                                                       1991
                                                       --------------------------------
                                                       Average        Income/    Yield/
(Dollars in Thousands)                                 Balance        Expense      Rate
                                                       --------------------------------
Assets
Interest-earning assets:
   Federal Funds and time deposits                     $   13,766     $    780      5.7%
   Investment securities                                   25,354        2,219      8.8
   Loans, net (1)                                         323,098       33,743     10.4

       Total earning assets                               362,218       36,742     10.1

Non-interest earning assets                                52,089
                                                          -------
       Total assets                                      $414,307
                                                       ==========
Liabilities and Equity
- ----------------------
Interest-bearing liabilities:
   Interest-bearing deposits                             $339,765       18,850      5.6
   Other borrowings                                         6,179          377      6.1
                                                       --------------------------------
       Total interest-bearing liabilities                 345,944       19,227      5.6
                                                       --------------------------------
Non-interest bearing liabilities                           45,010
Stockholders' equity                                       23,353
       Total liabilities and                           ----------
           stockholders' equity                          $414,307
                                                       ==========
Net interest income                                                    $17,515
                                                                     =========
Primary interest rate spread                                                        4.5%
                                                                               ---------
Margin as a percent of earning assets:
   Interest income                                                                 10.1%
   Interest expense                                                                 5.3
                                                                               ---------
Spread on earning assets                                                            4.8%
                                                                               =========



(1) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent to which cash payments have been received and full principal repayment is probable.

    The dollar amount of interest income and interest expense fluctuates depending on changes in the respective interest rates and on changes in the respective amounts (volume) of the Bank's earning assets and interest bearing liabilities. For each category of interest earning asset and interest bearing liability, information is provided in the following table for changes attributable to (i) changes due to volume (change in average balance multiplied by prior year's rate), and (ii) changes in rate (changes in rates multiplied by prior year's average balances). Changes attributable to the combined impact of volumes and rates have been allocated to changes due to volume.


                                                    1993 versus 1992                    1992 versus 1991
                                             -----------------------------       --------------------------------
(Dollars in Thousands)                            Rate   Volume        Net           Rate     Volume        Net
                                             -----------------------------       --------------------------------
Interest-earning assets:
  Federal funds and time deposits            $   (60)   $   227    $   167       $  (253)    $   (99)   $   (352)
  Investment securities                         (363)      (485)      (848)         (297)       (172)       (469)
  Loans, net                                    (683)    (4,366)    (5,049)       (5,043)     (6,993)    (12,036)
                                             ------------------------------      --------------------------------
    Total interest-earning assets             (1,106)    (4,624)    (5,730)       (5,593)     (7,264)    (12,857)
                                             ------------------------------      --------------------------------

Interest-bearing liabilities:
  Interest-bearing deposits                   (1,633)    (2,147)    (3,780)       (5,680)     (2,425)     (8,105)
  Other borrowings                              (312)       217        (95)          (65)        238         173
                                             ------------------------------      --------------------------------

    Total interest bearing liabilities        (1,945)    (1,930)    (3,875)       (5,745)     (2,187)     (7,932)
                                             ------------------------------      --------------------------------

Change in net interest income                $   839    $(2,694)   $(1,855)      $   152     $(5,077)   $ (4,925)
                                             ==============================      ================================


    The Company's interest income decreased during the three year period ended December 31, 1993 due mainly to a 35.2% decrease in average loans and to a lesser extent to a decrease in average yields on loans during the period. The decrease in the loan portfolio primarily resulted from a decision to reduce the size of the Company's assets to comply with regulatory capital requirements, loan repayments, foregone interest on non-performing assets and foreclosures of real estate in settlement of loans. The weighted average yield on loans decreased during the three year period primarily due to the Bank's prime rate declining from 8.5% during 1991 to an average of 6.3% in 1992 and to 6.0% in 1993.

    Interest income on investment securities was $1.5 million in 1993 compared to $2.2 million in 1992. Although average portfolio balances were $37.4 million in 1993 compared to $37.1 million in 1992, average portfolio yields were 4.0% in 1993 compared to 5.9% in 1992. The lower average yields reflect the overall decline in market interest rates and lower average yield realized from reinvestment.

    Interest expense for 1993 was $7.4 million, a decrease of $3.9 million, or 34.3% during 1993, as compared to 1992. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $69.3 million to $226.9 million, or 23.4%, as compared to 1992, and to a decline in average interest rates. The average cost of deposits and borrowings for 1993 was 3.3% as compared to 3.8% for 1992.

    Interest expense for 1992 was $11.3 million, a decrease of $7.9 million, or 41.3% during 1992, as compared to 1991. This decrease was primarily attributable to a decrease in average interest bearing liabilities of approximately $49.7 million, or a 14.5% decrease, from 1991, and to a decline in short term interest rates. The average cost of deposits and borrowings for 1992 was 3.8% as compared to 5.6% for 1991.

    PROVISION FOR LOAN LOSSES

    During 1993, 1992, and 1991, the Bank provided $3.6 million, $9.8 million and $11.4 million, respectively, to its allowance for loan losses. Net charge offs recorded for 1993, 1992 and 1991 were $3.9 million, $9.8 million, and $8.1 million, respectively. The substantial loan loss provisions made in 1991 and 1992 reflect management's assessment of the decline in the credit quality in the Bank's loan portfolio and the impact of declining economic conditions in California and particularly the real estate values which served as collateral for many of the Bank's loans. Accordingly, during the years 1991 and 1992, the Company's loan loss provisions were largely loan loss reserves allocated to specific classified and non-performing loans. The loan loss provision in 1993 reflects an increase in the level of unallocated allowance for loan losses to provide for credit risk that may occur in the future on loans that are not presently classified or non-performing, but may become so based on economic conditions, financial trends and lingering uncertainties. See "-- Allowance for Loan Losses" herein.

    SUMMARY OF lOAN lOSS EXPERIENCE

    Net loan charge-offs for the years ended December 31, 1993, 1992 and 1991 were $3.9 million, $9.8 million, and $8.1 million, respectively. As a percentage of average total loans, net loan charge-offs were 2.0%, 3.9% and 2.7% for 1993, 1992, and 1991, respectively.

    In 1993, loan losses from the deterioration in borrowers' financial condition and the value of collateral securing loans occurred as a result of the recession in California. A summary of significant charge-off activity during 1993 is as follows:

o Unsecured loans charged off totaled $290,200 and was comprised of five loans. The single largest charge-off was $174,400.

o The charge-offs related to commercial and financial loans totaled $2.1 million and were comprised of 19 loans. The single largest charge-off was $600,000. The purpose of this loan was for working capital and to acquire partnership interest in two limited partnerships. This loan is secured by UCC filings and securities agreements on various partnerships and trusts. The loan was classified as non-accrual in the second quarter 1993 and a partial charge-off was recorded in the third quarter of 1993.

o The charge-offs related to real estate construction loans totaled $137,300 and were comprised of two related loans. The related loans were secured by a first deed of trust on land under development located in Northern California. This property was classified as non-accrual during the third quarter of 1992 and transferred to in-substance foreclosure during the fourth quarter of 1993 when an updated appraisal indicated that the borrower's equity in the property had deteriorated.

o The charge-offs related to real estate mortgage loans totaled $1.1 million and were comprised of six loans. The single largest charge-off was $761,800. This loan was secured by a fourth deed of trust on commercial property and the purpose of the loan was for real estate investment. The loan was classified as non-accrual during the second quarter of 1993 and the charge-off recorded during the fourth quarter reflected a deterioration in the collateral value and a weakness in the guarantors' financial condition.

o The charge-offs related to the sale of the Sacramento Regional Office totaled $402,000. This charge-off was incurred as a result of selling $28.0 million in loans at the Bank's carrying value, less an allocated allowance.

    In 1992, loan losses were due, in part, to lower appraised values of the real estate used to secure many of the Bank's loans. In addition, the continuing weakness of the California economy during 1992 caused many borrowers to experience cash flow and liquidity problems which prevented them from meeting their contractual obligations. A summary of significant charge-off activity during 1992 is as follows:

o An unsecured loan in the amount of $1.2 million and partial charge-offs of $3.5 million on two secured loans to a real estate investor who ceased payments, abandoned his investments and filed bankruptcy in 1992.

o A partial charge-off amounting to $1.6 million on a loan secured by commercial/residential rental units whose appraised value deteriorated substantially based on an updated appraisal in the third quarter of 1992.

o Partial charge-offs amounting to $863,000 on two loans to a real estate developer secured by undeveloped residential real property whose appraised value deteriorated substantially based on updated appraisals obtained in March 1993, and where the borrower ceased making payments in December 1992.

o A partial charge-off amounting to $300,000 to a borrower whose cash flow and liquidity were impaired and was forced to liquidate assets in 1992 to repay the remaining loan balance.

o A partial charge-off amounting to $255,000 on a loan secured by undeveloped residential real property whose value deteriorated based on an updated appraisal at December 1992.

    NON-INTEREST INCOME

    Non-interest income increased $89,000 or 1.8% in 1993 as compared to 1992, primarily as a result of an increase in brokerage fee income related to the exercise of stock options of $586,000 and a decrease in service charge and fee revenue and other income of $631,000 related to trust management fees, escrow service fees, referral fees on CD arbitrage, and deposit products and services because of lower transaction volumes and lower average deposit balance outstanding, and lower levels of assets under management through trust services.

    The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                                                                1993                1992                  1991
                                                                                    ------------------------------------------------
  Service charges and fees                                                          $  173              $  223                $  282
  Income from BSFBC                                                                    263                 202                   245
  Loan brokerage and servicing fees                                                    324                 201                   671
  Gain on sale of mortgage servicing rights                                             --                  --                   730
  Stock option commissions and fees                                                  2,906               2,320                 2,353
  Other income                                                                       1,213               1,844                 1,892
                                                                                    ------------------------------------------------
    Total non-interest income                                                       $4,879              $4,790                $6,173
                                                                                    ================================================


    NON-INTEREST EXPENSE

    For the year ended December 31, 1993, non-interest expense decreased $8.0 million, or 26.5%, from the year ended December 31, 1992. The reduction was attributed primarily to lower compensation related expenses, a lower level of costs related to asset and credit quality, and a lower level of legal and consulting costs related to the Company's loan collection and recapitalization efforts.

    The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                                                                1993              1992                  1991
                                                                                   -----------------------------------------------
  Salaries and related benefits                                                    $ 8,325           $ 9,858               $10,132
  Occupancy expense                                                                  2,054             2,061                 2,092
  Professional fees                                                                  2,326             3,426                 2,055
  Equipment expense                                                                    849               938                   923
  FDIC insurance premiums                                                              849               816                   683
  Data processing                                                                      457               478                   500
  Loss on sale of Sacramento Regional Office                                           420                 --                   --
  Operating lease depreciation                                                         382               422                   492
  Telephone                                                                            314               274                   392
  Other operating expenses                                                           2,044             3,125                 4,822
                                                                                   -----------------------------------------------
    Total operating expenses                                                        18,020            21,398                22,091
  Net cost of real estate operations                                                 4,126             8,721                 2,185
                                                                                   -----------------------------------------------
    Total non-interest expense                                                     $22,146           $30,119               $24,276
                                                                                   ===============================================


    The decrease in compensation related expenses of $1.5 million in 1993 to $8.3 million, or 15.6% from the 1992 level, resulted from lower staffing levels, lower levels of incentive compensation paid, and lower levels of other benefits for executive officers. The decrease in compensation expense of 2.7% in 1992 from 1991 was due primarily to staffing reductions and lower bonus and commission payments. A significant portion of the compensation expense included performance-based incentives of $526,000, $920,000, and $1.4 million for 1993, 1992 and 1991, respectively.

    The Company's expenses for professional services were $2.3 million in 1993 compared to $3.4 million and $2.1 million in 1992 and 1991, respectively. The Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service costs decreased in 1993 by $1.1 million compared to 1992 as a result of lower costs related to the Company's loan collection and recapitalization efforts. Professional service expenses were high in 1992 as a result of the substantial activities undertaken by the Company to complete its 1992 recapitalization, and the increase in professional services required to manage the resolution of classified and non-performing assets during that year.

    The decrease of $4.6 million in net cost of real estate operations related to asset and credit quality from $8.7 million in 1992 to $4.1 million in 1993 reflects lower levels of classified assets and lower levels of loans migrating to classified or non- performing status because of the stabilization of borrowers' financial conditions and the quality of the underlying collateral on loans. In 1992, the Bank's operating costs related to the resolution of its problem assets were 300% higher than in 1991. The increase in 1992 of $6.5 million over 1991 was primarily the result of an increase in the provision for losses in the amount of approximately $5.5 million in 1992 from approximately $1.7 million in 1991 caused by a deterioration in the value of the Company's real estate investments and other real estate owned.

    The approximate $1.1 million decrease in other operating expenses resulted primarily from cost reduction initiatives in miscellaneous expenses and customer related service expenses.

    In 1993, the Bank recorded loss provisions totaling $3.3 million for 15 other real estate owned assets compared to $5.5 million in 1992 on 17 properties, an improvement of 40.0%. In addition to the provisions, the Bank recognized $712,000 in losses on the sale of 11 real estate properties acquired in settlement of loans in 1993 compared to $467,000 on five properties in 1992. The Bank recognized recoveries and gains on sale of other real estate owned totaling $1.7 million on four properties in 1993 compared to $1.0 million in 1992 on five properties. In 1992, the Bank's loss on sale and provision for loss on real estate properties acquired in settlement of loans was $4.5 million higher than in 1991. The increase in losses of 205.0% in 1992 over 1991 levels was primarily the result of continued deterioration in the Company's real estate investments. No recoveries were recorded in 1991.

    The Bank recorded a loss provision of $250,000 for one real estate investment property compared to $662,000 in 1992 on three properties, an improvement of 62.2%. In addition to the provisions, the Bank recognized a loss of $54,000 on the sale of one real estate investment in 1992 compared to none in 1993. The Bank recognized gains on sale of real estate investments totaling $749,000 in 1992 on two properties. No gains were recognized in 1993.

    In 1991, the Bank had no losses related to real estate investments. The losses in 1992 levels were the result of deterioration in real estate property values. In 1991, the Bank recorded a gain of $40,000 on the sale of one real estate property.


FINANCIAL CONDITION

    TOTAL ASSETS

    With the recurring operating losses during 1993, 1992 and 1991 and the failure of the Company and the Bank to consistently meet its regulatory capital requirements, management of the Company implemented a strategy of reducing the Company's total assets in order to more easily meet its regulatory capital ratios and an aggressive loan work-out program to reduce the level of the real estate related and other problem loans. As a result, the Company's assets decreased 27.6% in 1993 from $319.2 million at December 31, 1992 to $231.0 million at December 31, 1993. The reduction in total assets also resulted in part from the sale of $28.0 million of loans in the sale of the Sacramento Regional Office.

    CASH AND CASH EQUIVALENTS

    The Bank maintains cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1993 the Company's cash and cash equivalents were $25.8 million or 12.3% of total deposits and 74.1% of non-interest bearing deposits. See also "Liquidity" herein for a further discussion of the Bank's other sources of liquid assets.

    INVESTMENT ACTIVITIES

    The Bank maintains a securities portfolio consisting of United States Government and Federal agency securities, collateralized mortgage obligations, investments in certificates of deposits at other financial institutions, and mutual funds. The balance of the investment securities maintained by the Bank in excess of the requirement of applicable regulations and the Orders reflect management's objective of ensuring compliance with liquidity requirements. Most securities are held in safekeeping by an independent custodian.

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt & Equity Securities." The Statement addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The Statement requires that all securities be classified, at acquisition, into one of three categories: held-to-maturity securities, trading securities, and available-for-sale securities. Held-to-maturity securities are those securities the Bank has the intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains or losses included in current earnings. Available-for-sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity. This Statement is effective for fiscal years beginning after December 15, 1993, however, earlier implementation is permitted. The Bank elected to implement SFAS No. 115 effective as of December 31, 1993.

    The Bank determines the classification of all securities at the time of acquisition. In classifying securities as being held- to-maturity, trading, or available-for-sale, the Bank considers its collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors in determining its intent and ability to hold the securities to maturity.

    Investment securities held-to-maturity include United States Treasury and Federal agency securities, investments in certificates of deposit, and an equity investment in Federal Home Loan Bank of San Francisco (FHLB) membership stock. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of 20 months at December 31, 1993. The investments held-to-maturity are carried at amortized cost. At December 31, 1993, the investment portfolio includes $3.1 million in fixed rate investments and $3.3 million in adjustable-rate investments.

    Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1993, the Bank held $14.9 million classified as investments available-for-sale. At December 31, 1993, $60,000 was charged against equity to reflect the market value adjustment to the securities available-for-sale.

    Investment securities previously identified as held-for-sale include United States Treasury and Federal agency securities, mutual funds, and collateralized mortgage obligations. These securities were typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities held-for-sale were accounted for at the lower of cost or market. Unrealized losses were reflected in the current earnings of the Bank. At December 31, 1992, the Bank had $18.7 million in securities held-for-sale that were liquidated during 1993. In 1993 and 1992, gains or losses on the sale of securities held-for- sale were charged to earnings.

    The table below sets forth certain information regarding the carrying values and market values and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1993:

                                                Within One Year       One to Five Years         Total Investment Securities
                                             -------------------     -------------------      -------------------------------
                                             Carrying    Average     Carrying    Average      Carrying       Market   Average
(Dollars in Thousands)                          Value      Yield        Value      Yield         Value        Value     Yield
                                             -------------------     -------------------      -------------------------------
U.S. Treasury and agency securities           $ 3,079        3.6%      $ 1,003      3.2%       $ 4,082      $ 4,083      3.5%
Collateralized mortgage obligations               996        3.6            --       --            996          998      3.6
Mutual funds                                       --         --            --       --         14,940       14,940      4.4
FHLB stock                                         --         --            --       --          1,273        1,273      3.7
                                             -------------------     -------------------      -------------------------------
    Total                                     $ 4,075        3.6%      $ 1,003      3.2%       $21,291      $21,294      4.0%
                                              ==================      =================        =============================

    No investment securities had a maturity of more than five years at December 31, 1993. The mutual funds and FHLB stock have no term to maturity.

    LOANS

    During 1993, the Company reduced its total loans by $86.4 million from $236.1 million at December 31, 1992. The reduction in total loans resulted in part from the sale of $28.0 million of loans in connection with the sale of the Bank's Sacramento Regional Office and the reduction of its classified loans from $52.2 million at December 31, 1992 to $22.9 million at December 31, 1993. During 1993, there were $4.4 million in newly classified loans, whereas in 1992, the were $31.7 million in newly classified loans. For a description of the composition of the loan portfolio and a description based upon various contractually scheduled repayments, see "BUSINESS -- The Company and the Bank
- -- Lending Activities -- Composition of Loan Portfolio."

    CLASSIFIED ASSETS

    Federal regulations require banks to review their assets on a regular basis and to classify them if any weaknesses are noted. Banks must maintain adequate allowances for assets classified as "Substandard" or "Doubtful" and to immediately write off those assets classified as "Loss". The Bank has a comprehensive process for classifying assets and asset reviews are performed on a periodic basis. In addition to identifying adversely classified assets, the Bank identifies certain assets as "Special Mention", which do not currently expose the Bank to a sufficient degree of risk to warrant a more adverse classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets that do not possess credit deficiencies are not classified and are labeled "Pass" in the following tables. The Bank stratifies its loan portfolio based on collateral type concentrations and delinquency trends. The objective of the review process is to identify any trends and determine the levels of loss exposure to the Bank that would require an adjustment to the valuation allowance.

    Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned. The table below outlines the Bank's classified assets as of December 31, 1993 and 1992:

(Dollars in Thousands)                                                           1993            1992
                                                                              -----------------------
Loans - performing                                                            $11,847         $34,374
Non-accrual loans                                                              11,086          17,811
Other real estate owned                                                        32,372          35,457
Real estate investments                                                         1,468           1,891
                                                                              -----------------------
    Total classified assets                                                   $56,773         $89,553
                                                                              =======================

    The Bank is required by the Orders to reduce its classified assets, as defined by the Orders, to no more that $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by August 31, 1994. At December 31, 1993, the Bank had $50.7 million in such assets. However, no assurance can be given that the Bank will be able to meet its future requirements for the reduction of its classified assets as these requirements occur.

    Management cannot foresee when the present weakness in the regional real estate market will abate, and a lengthy continuation of this weakness could increase the amount of the Bank's non-performing assets and, in addition, could have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non- performing assets which are presently reflected on the Bank's statement of financial condition. Moreover, the Bank has been incurring substantial asset-carrying expenses, such as the expenses of maintaining and operating properties included among the Bank's other real estate owned classification, and the Bank may continue to incur asset-carrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

    NON-PERFORMING ASSETS

    When a borrower fails to make a required payment on a loan, the loan is classified as delinquent. If the delinquency is not cured, workout procedures are generally commenced and the loan is transferred to the Bank's Special Assets Department. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures, suits for collection and borrower bankruptcy, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier if management believes full collection of future principal and interest on a timely basis is unlikely.
When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. During the period in which a loan is on non-accrual status, any payment received may be used to reduce the outstanding loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is expected. Loans that are well secured and in the process of collection remain on accrual status.

    The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan rather than allowing it to go into foreclosure or other form of collection.

    At December 31, 1993 and 1992, other real estate owned, including in-substance foreclosed loans, was $32.4 million and $35.5 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. At December 31, 1993 and 1992, in-substance foreclosed loans were $19.1 million and $23.6 million, respectively. As of December 31, 1993 and 1992, all other real estate owned and real estate investments were classified.

    Non-performing assets include non-accrual loans, in-substance foreclosed assets and real estate foreclosures. Non-performing assets were $43.5 million at the end of 1993, down from $53.3 million in 1992. Loans past due 90 days or more and accruing are included in the schedule of non-performing assets.

        The following table provides information on all non-performing assets at December 31:

(Dollars in Thousands)                                    1993             1992           1991           1990          1989
                                                       --------------------------------------------------------------------
Non-accrual loans                                      $11,086          $17,811        $11,781        $ 8,076       $ 2,774
Other real estate owned                                 32,372           35,457         39,927          3,915         1,600
                                                       --------------------------------------------------------------------
      Total non-performing assets                      $43,458          $53,268        $51,708        $11,991       $ 4,374
                                                       ====================================================================
Non-performing assets as a percentage
  of total loans and OREO outstanding                     23.9%            19.7%          16.1%           4.2%          1.8%


Loans past due 90 days or more and accruing                 --          $   182        $ 2,513        $ 1,270            --

Loans restructured and in compliance
  with modified terms                                  $ 1,967               --          3,146          2,560       $ 2,630


    In addition to the loans disclosed in the foregoing table, the Bank had approximately $3.9 million in loans on December 31, 1993 that were between 31 and 89 days delinquent. In the opinion of management, these loans have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. Approximately $2.0 million of these loans are secured by first or subordinate deeds of trust on real estate.

    At December 31, 1993, the Bank had two loans totaling $330,000 that were less than 90 days delinquent and on non-accrual status. The performance history of these loans demonstrated that the borrower may not be able to perform under the terms of the contractual arrangements. As of December 31, 1993, the Bank had no loans that were more than 90 days delinquent with accrued interest income that was included in income.

    The following table provides a stratification of non-performing assets, which includes non-accrual loans and other real estate owned, by collateral type as of December 31, 1993 and 1992.

(Dollars in Thousands)                                                                1993               1992
                                                                                   --------------------------
Real Estate:
  Residential                                                                      $ 5,117            $ 5,875
  Residential development                                                           12,175             12,118
  Commercial                                                                           700              9,420
  Commercial development                                                             1,632                 --
  Land under development                                                               748              6,687
  Raw land                                                                          18,573             14,821
Other                                                                                4,513              4,348
                                                                                   --------------------------
      Total non-performing assets                                                  $43,458            $53,269
                                                                                   ==========================

    At December 31, 1993, 83.0% of non-performing assets are real estate or loans secured by real estate located in Northern California. Raw land consists of land acquired for the purpose of future residential or commercial development.

    Non-performing assets secured by subordinate deeds of trust totaled $3.1 million as of December 31, 1993. As of December 31, 1993, $19.1 million in other real estate owned was classified as "in-substance foreclosure" of which $1.1 million was secured by second deeds of trust.

    Restructured loans totaled $2.0 million and zero at December 31, 1993 and 1992, respectively. For the years ended December 31, 1993 and 1992, interest income foregone on restructured loans was $166,000 and zero, respectively.

    VALUATION ALLOWANCES

    The Bank charges current earnings with provisions for estimated losses on loans receivable, other real estate owned, and real estate investments. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors.

    During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Among the requirements of SFAS No. 114 is that the value of an impaired loan be measured based on the present value of expected future cash flows or at the fair value of the collateral if the loan is real estate dependent. Loans historically classified as in-substance foreclosure will no longer be included in Other Real Estate Owned, but rather will remain in the loan portfolio. SFAS No. 114 is effective beginning in 1995, but, earlier implementation is permitted. The Company elected not to implement SFAS No. 114 for the period ended December 31, 1993. The effect of SFAS No. 114 on the Company's financial statements is unknown at this time because the complex analysis to implement this standard has not been completed.

    Allowance for Loan Losses

    Prior to 1991, the Bank's method of analyzing the adequacy of its allowance for loan losses generally relied on the application of historic loan loss ratios and specific allocations of loss allowances based on specific credit reviews. In 1991, the Bank revised its methodology because of deterioration in the credit quality of the loan portfolio, resulting from weakness in the economy and the oversupply of properties similar to the properties collateralizing many of the Bank's loans. The Bank has continued to refine the allowance methodology to ensure that all known risks, trends, and facts are utilized in determining the adequacy of the allowance for loan losses.

    Fair value of the underlying collateral is based on current market conditions, appraisals, and estimated sales values of similar properties, less an estimated discount for selling and other expenses. In addition, the Bank establishes a specific loss allowance based on the asset classification and credit quality grade. This specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties.

    The following table summarizes the loan loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)                                               1993           1992           1991          1990        1989
                                                                 ----------------------------------------------------------------
Balance of allowance for loan
  losses at beginning of period                                    $8,400         $8,411         $5,052        $4,178      $2,800

Loans charged off:
  Commercial, financial and unsecured                              (2,407)        (6,315)        (5,653)         (634)       (285)
  Real estate                                                      (1,254)        (3,750)        (2,495)         (205)       (568)
  Sale of Sacramento loans                                           (402)            --             --            --          --
  Net lease financing                                                 (24)          (190)           (31)
                                                                 ----------------------------------------------------------------
    Subtotal                                                       (4,063)       (10,065)        (8,172)       (1,029)       (884)
Recoveries of previous losses:
  Commercial and financial                                            148            221             40           237         162
  Real estate construction                                              6              5             16            --          --
  Net lease financing                                                   5             --             38            66          --
                                                                 ----------------------------------------------------------------
    Subtotal                                                          159            226             94           303         162
                                                                 ----------------------------------------------------------------
Net loans charged off                                              (3,904)        (9,839)        (8,078)         (726)       (722)

Provision for loan losses                                           3,554          9,828         11,437         1,600       2,100
                                                                 ----------------------------------------------------------------
Balance of allowance for loan and
  lease losses at end of period                                    $8,050         $8,400         $8,411        $5,052      $4,178
                                                                 ================================================================
Ratio of the allowance to total loans                                 5.4%           3.6%           3.0%          1.8%        1.7%

Ratio of the allowance to non-performing loans                       72.6           47.2           71.4          62.6       150.6

Ratio of net charge-offs to average loans                             2.0            3.9            2.7           0.3         0.4




    The following table provides an allocation of the allowance for loan losses by collateral type at December 31:

                                                        1993                             1992                        1991
                                              --------------------------      ------------------------    -----------------------
(Dollars in Thousands)                          Balance       Percent(1)        Balance     Percent(1)      Balance    Percent(1)
                                              --------------------------      ------------------------    -----------------------
Commercial and financial                           $3,781         72.8%           $5,496        70.5%          $4,260       65.2%
Real estate construction                              635          9.4             1,958        15.9            2,304       21.9
Real estate mortgage                                  839         17.7               670        13.4              932       12.7
Lease financing                                        --           --                 2         0.2                3        0.2
Unallocated                                         2,795           --               274          --              912         --
                                               -----------------------         ---------------------       ---------------------
   Total                                           $8,050        100.0%           $8,400       100.0%          $8,411      100.00%
                                               =======================         =====================       ======================

                                                                                         1990                      1989
                                                                              ------------------------    -----------------------
                                                                                Balance     Percent(1)      Balance    Percent(1)
                                                                              ------------------------    -----------------------
Commercial and financial                                                          $1,723        57.2%          $1,455        63.6%
Real estate construction                                                             437        30.9              453        29.7
Real estate mortgage                                                                  --        11.7               --         6.2
Lease financing                                                                       --         0.2                7         0.5
Unallocated                                                                        2,892          --            2,263          --
                                                                               ---------------------       ----------------------
   Total                                                                          $5,052       100.0%          $4,178       100.0%
                                                                               =====================       ======================

(1) Percent refers to the percent of loans in each category to total loans.

    Allowance for Losses on Other Real Estate Owned

    Real estate acquired through foreclosure and in-substance foreclosed loans are recorded at fair value at the time of transfer to OREO. In 1992, the Bank adopted a policy in which the Bank periodically obtains either an appraisal or market valuation analysis on all other real estate owned. If the valuation analysis indicates a decline in the market value of the property, a specific loss allowance is established. The Bank provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, net of an estimated discount for selling and other expenses.

    The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                                                                  1993             1992             1991
                                                                                 ---------------------------------------------
Balance of allowance for losses - beginning                                           $6,632           $1,672               --
  Charge-offs                                                                         (6,982)            (531)              --
  Provision                                                                            3,336            5,491           $1,672
                                                                                 ---------------------------------------------
Balance of allowance for losses - ending                                              $2,986           $6,632           $1,672
                                                                                 =============================================

    The Bank recorded net gains on sale of other real estate owned totaling $1.7 million in 1993 and $975,000 in 1992. The gains in 1993 were related to four properties. The Bank recorded losses on sale of other real estate owned totaling $712,000 in 1993 and $467,000 in 1992. The losses in 1993 were related to 11 properties. The OREO properties are shown net of allowance for losses.

    During 1993, the Bank transferred a loan with a carrying value of $1.6 million collateralized by commercial real estate to in- substance foreclosure. The collateral securing this loan requires seismic upgrading and may be located on property containing hazardous materials. The Bank may perform further testing and investigation on the property to obtain additional information concerning the cost of the seismic upgrades and the nature and extent of any contamination. Management has not determined a final strategy for resolution of this non-performing asset at this time, and no specific provision has been made in the accompanying financial statements for these uncertainties. Resolution of these uncertainties may have a significant effect on the Bank's results of operations.


    Allowance for Losses on Real Estate Investments

    Real estate investments are recorded at the lower of cost or fair value. Periodically, the Bank obtains either an appraisal or market valuation analysis on all real estate investments. If the valuation analysis indicates a decline in the market value of the property subsequent to the date of acquisition, a specific loss allowance is established. The Bank provides a charge against current earnings for estimated losses on real estate investments when the carrying value of the property exceeds its fair value less estimated selling expenses. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, less an estimated discount for selling and other expenses.

    The following table summarizes the real estate investments loss experience of the Bank for the years ended December 31:


                                                                                       1993                  1992
                                                                                 --------------------------------
Balance of allowance for losses - beginning                                            $462
  Charge-off                                                                             --                 $(200)
  Provision                                                                             250                   662
                                                                                 --------------------------------
Balance of allowance for losses - ending                                               $712                 $ 462
                                                                                 ================================

    Deposits

    The Bank had total deposits of $210.1 million and $285.7 million at December 31, 1993 and 1992, respectively. As of December 31, 1993, deposits consisted of demand deposits totaling $34.9 million, money market accounts totaling $35.0 million, savings and NOW accounts totaling $56.5 million and time deposits totaling $83.7 million. As of December 31, 1993, the Bank had a total of approximately 6,000 deposit accounts consisting of approximately 1,400 demand deposit accounts with an average balance of approximately $25,000 each, approximately 930 money market accounts with an average balance of approximately $37,700 each, approximately 2,800 savings and NOW accounts with an average balance of approximately $20,200 each and 870 time accounts with an average balance of approximately $73,200 each (excluding brokered deposits). The Bank's deposits and, correspondingly, its liquidity, is largely dependent upon three sources of deposits: deposits acquired through its Association Bank Services function, brokered placement of certificates of deposit and deposits solicited through the Bank's money desk. These sources of deposits comprised 50.7% of the Bank's total deposits at December 31, 1993.

           Certificates of deposit having a balance of at least $100,000 (including brokered placements of certificates of deposit) represented approximately 24.8% of the Bank's total deposits as of December 31, 1993. As of December 31, 1993, 86.3% of the Bank's certificates of deposit of at least $100,000 mature in less than 90 days, 11.1% between 90 days and one year and 2.6% greater than a year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was 90 days as of December 31, 1993, and the aggregate amount of all such certificates of deposit as of December 31, 1993 was $32.2 million. Concentrations of large certificates of deposit have been classified by bank regulatory authorities as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. See "-- Regulation and Supervision." As a result of the Orders the Bank was required to submit a plan to the FDIC and SBD to reduce its dependence on volatile liabilities.

           Deposits from homeowner and community associations are a key component of the Bank's core deposit base. See "-- Trust and Securities Division -- Association Bank Services". At December 31, 1993 and 1992, the Association Bank Services function accounted for $45.1 million and $53.5 million in deposits, representing approximately 21.5% and 18.7% of the Bank's total deposits, respectively. During 1993, Association Bank Service customer deposits declined 15.7% from a year earlier. In August 1993, the manager and much of the staff of the Association Bank Services function left the Bank to join a competitor, whose services have been actively marketed to the Bank's customer base. There can be no assurance that the Bank will be able to stem the loss of such deposits.

           The Bank has an agreement with a major retail brokerage firm for the placement of the Bank's certificates of deposit. As of December 31, 1993 and 1992, the Bank had outstanding certificates of deposit placed through this brokerage firm of $20.0 million (constituting all of the Bank's brokered deposits) and $54.5 million, or 9.5% and 19.1% of Bank's total deposits, respectively, and approximately 8.7% and 17.1% of the Bank's total assets. During 1993 and 1992 certificates of deposit placed through this brokerage firm averaged $36.3 million and $16.3 million, respectively, with high and low balances for 1993 of $54.5 million and $20.0 million, which were outstanding for 90 and 180 days, respectively. Such brokered deposits had an average original term to maturity of approximately six months. All of the Bank's brokered deposits as of December 31, 1993 mature in March 1994.

           In March 1993, the Bank initiated a money desk for the purpose of attracting additional deposits. These deposits are gathered principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1993, the Bank had outstanding money desk deposits of $41.5 million or 19.8% of Bank's total deposits. During 1993, the money desk deposits averaged $26.4 million, with a high balance of $42.4 million. As of December 31, 1993, money desk deposits had an average remaining maturity of approximately seven months.

           The Bank's ability to accept brokered placements of certificates of deposit was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. The Bank is currently accepting brokered deposits pursuant to a temporary waiver of such prohibition received in September 1993 which expires in September 1994. As required by the Orders, the Bank has submitted a plan to the FDIC and the SBD to eliminate reliance on brokered deposits and to reduce its dependency on out of area deposits and volatile liabilities. See "-- Regulatory Directives and Orders and Regulation and Supervision." However, because these deposits presently comprise approximately 44.3% of the Bank's total deposits, no assurance can be given that these deposits, in the near future, can be replaced with other core deposits.

    The following table sets forth the maturities, as of December 31, 1993, of the Bank's interest-bearing deposits and other interest-bearing liabilities:


                                                                             Over 3            Over        More Than
                                                         3 Months         Months to        6 Months        1 Year to
(Dollars in Thousands)                                    or Less          6 Months       to 1 Year          5 Years           Total
                                                      ------------------------------------------------------------------------------
Interest-Bearing Liabilities:

  Money market accounts                                  $ 35,050                                                           $ 35,050
  Savings and NOW accounts                                 56,453                                                           $ 56,453
  Time deposits                                            39,347          $ 20,753        $ 22,052         $  1,597        $ 83,749
  Other borrowings                                            170                 8           1,125               --           1,303
                                                      ------------------------------------------------------------------------------
     Total interest-bearing
      liabilities                                        $131,020          $ 20,761        $ 23,177         $ 1,597         $176,555
                                                      ==============================================================================


    OTHER BORROWINGS

    The Bank's other borrowings at December 31, 1993 totaled $1.3 million, as compared to $15.3 million at December 31, 1992. The Bank's other borrowings include advances from the FHLB and Federal Reserve Bank of San Francisco ("Federal Reserve Bank"), reverse repurchase agreements, and senior liens on real estate acquired in the settlement of loans.

    The Bank has a short term line of credit with the Federal Reserve Bank of up to $4.7 million secured by loans in the Bank's portfolio, and an additional short term line of credit with the FHLB of up to $4.0 million secured by pledged loans and securities. At December 31, 1993, the Bank had no borrowings outstanding with the FHLB or Federal Reserve Bank. At December 31, 1992, $9.8 million was outstanding on the Bank's line of credit with the FHLB. During 1993 and 1992, the Bank did not borrow at the discount window at the Federal Reserve Bank.

    ASSET AND LIABILITY MANAGEMENT

    Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowing and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors which are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic economic conditions, including inflation, recession and unemployment.

    The most important component of the Bank's earnings is the difference between the rates earned on its assets as compared to the rates paid on its liabilities. The difference between the amount of assets and the amount of liabilities which are subject to interest rate risk is referred to as the "gap." The gap represents the risk and the opportunity inherent in mismatching asset and liability interest rate changes. If more assets than liabilities are interest rate sensitive at a given time in a rising interest rate environment, net interest income increases. In a declining interest rate environment with the same "gap", net interest income decreases. If more liabilities change rates than assets, the same scenarios produce the opposite effects.

    The Bank's risk management policies are established by the ALCO. The ALCO meets semi-monthly to formulate the Bank's strategies. The basic responsibilities of the ALCO include the management of interest rate risk, liquidity, funding, and asset and liability products. The Bank's approach is to measure interest rate risk, assess and determine if the risk level is acceptable and to develop strategies to either reduce excessive risk or recognize the trade-offs between risk and return.

         The following table shows the repricing opportunities for the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1993:

                                                               Over 3         Over    More Than
                                                3 Months    Months to     6 Months    1 Year to        Over
(Dollars in Thousands)                           or Less     6 Months    to 1 Year      5 Years     5 Years        Total
                                             ----------------------------------------------------------------------------
Interest-Earning Assets:
  Investment securities and
    cash equivalents                            $ 37,470     $  1,305    $     510           --          --     $ 39,285
  Loans (1)                                      125,616           23        1,456     $  2,937    $  8,622      138,654
                                             ----------------------------------------------------------------------------
     Total interest-earning assets               163,086        1,328        1,966        2,937       8,622      177,939
                                             ----------------------------------------------------------------------------

Interest-Bearing Liabilities:
  Interest-bearing deposits                      130,850       20,753       22,052        1,597          --      175,252
  Other borrowings                                   170            8        1,125           --          --        1,303
                                             ---------------------------------------------------------------------------
     Total interest-bearing liabilities          131,020       20,761       23,177        1,597          --      176,555
                                             ---------------------------------------------------------------------------

Interest bearing assets over (under)
  interest bearing liabilities                  $ 32,066     $(19,433)   $ (21,211)    $  1,340    $  8,622     $  1,384
                                             ===========================================================================

Cumulative primary gap                          $ 32,066     $ 12,633    $  (8,578)    $ (7,238)   $  1,384
                                             ===========================================================================

Gap as a percentage of total assets                 13.9%         5.5%        (3.7)%       (3.1)%       0.6%

(1) Excludes non-accrual loans.

    The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Bank's sensitivity to interest rate changes. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rates. The Company's net interest margins on average earnings assets for the years ended December 31, 1993, 1992 and 1991, were 4.6%, 4.5% and 4.8%, respectively.


    LIQUIDITY

         In 1992 and 1993, the Company's principal source of liquidity has been new capital from the issuance of its capital stock. As of December 31, 1993, the Company's liquidity was substantially exhausted and the Company will not able to meet its short-term liabilities without an additional capital infusion or through short-term borrowings. Such borrowings, if they become available, are subject to the prior approval of the FRB pursuant to the terms of the FRB Directive.

         Liquidity is the Bank's ability to meet the present and future needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally decreases as a result of increases in the Bank's loans and other assets, and fluctuations in the maturities of deposits in the Bank can have a significant effect on the Bank's liquidity. The sources of the Bank's liquidity include deposits, other liquid assets and short-term borrowings. The most important source of these assets are core deposits. Core deposits are defined as all deposits from its customer base except time deposits of $100,000 or greater. At December 31, 1993, the Bank's core deposits were $116.0 million, representing a 49.1% decrease from core deposits of $228.0 million at December 31, 1992, which in turn represents a 28.5% decrease from core deposits of $318.9 million at December 31, 1991. The Bank's liquid assets, which includes cash and short term investments, at December 31, 1993 totaled $47.4 million, an increase of 9.7% from $43.2 million at December 31, 1992. The Bank currently has a short-term line of credit at the discount window with the Federal Reserve Bank of up to $4.7 million secured by loans in the Bank's portfolio. As of December 31, 1993, the Bank had not drawn on its line of credit with the Federal Reserve Bank. As of December 31, 1993, the Bank had pledged loans and securities enabling the Bank to borrow up to $4.0 million from the Federal Home Loan Bank of San Francisco, and the Bank had not drawn on this line of credit.

         The Bank's ability to generate liquidity through deposits from homeowner and community associations, $45.1 million or 21.5% of deposits at December 31, 1993, has become the subject of intense competition during 1993. In addition, out of area deposits solicited through the Bank's money desk, $41.5 million or 19.8% of deposits at December 31, 1993 are the subject of an Order requiring the Bank to reduce its reliance on such deposits.

         The Bank's ability to generate liquidity through acceptance of brokered placements of certificates of deposit was restricted in the first quarter of 1992 under FDICIA and new FDIC regulations that prohibit undercapitalized banks from accepting or renewing such brokered deposits and prohibit adequately capitalized institutions from accepting or renewing such deposits unless such institutions obtain a waiver of such prohibition from the FDIC. Under the Orders, the Bank was required to submit a written plan to the FDIC and the SBD for eliminating its reliance on brokered deposits, and to provide the Regional Director of the FDIC and the Superintendent with monthly reports outlining the Bank's progress under such plan. The FDIC has granted the Bank a one-year waiver expiring in September 1994 to permit renewal of brokered deposits, provided that the Bank continues to meet the definition of an adequately capitalized institution. If the Bank fails to meet the definition of an adequately capitalized institution or fails to demonstrate substantial progress towards elimination of dependency on brokered deposits, the Bank may be unable to obtain an extension of such waiver. If the Bank is unable to eliminate its brokered deposits by September 23, 1994 or is unable to obtain an extension of the waiver, the Bank will be in violation of the Orders and could be subject to the termination of the Bank's federal deposit insurance, imposition of civil monetary penalties or possession of the Bank's property and business and ultimate liquidation thereof. See "-- Regulation and Supervision." The Bank's brokered placements of certificates of deposit totaled $20.0 million, or approximately 9.5% of the Bank's total deposits and approximately 8.7% of the Bank's total assets, as of December 31, 1993. All of such brokered deposits will reach maturity on March 31, 1994.

         In order to reduce the Bank's reliance on volatile liabilities in general and on brokered deposits specifically, the following steps are being taken:

         o A Liability Manager has been hired to work with Private and Business Banking officers in the development and marketing of core deposit programs.

         o A new local area certificate of deposit product has been developed and was rolled-out in early February, 1994.

         o The San Francisco Company-Asia is a deposit driven strategy with deposits expected to exceed loans by a ratio of 2:1.

         Additionally, once the Bank is recapitalized, management believes that some level of deposits that left the Bank over "safety and soundness" concerns will return, and that marketing deposit products to new customers will be more successful.

         Although management believes that the Bank's ability to eliminate its brokered deposits, and reduce its reliance on out of area and volatile liabilities can be accomplished through local deposit marketing efforts following a recapitalization of the Bank, the success of which cannot be assured, and because brokered deposits and out of area deposits presently comprise over 29% of the Bank's total deposits, it is not expected that, in the near future, these deposits can be replaced with core deposits. Nor can any assurance be given that the Bank will be able to successfully implement its plans, find alternate sources of deposits and avoid violation of the Orders. See "-- Regulatory Directives and Orders."

    CAPITAL

    Shareholders' equity stood at $17.5 million at December 31, 1993, an increase of $1.8 million from $15.7 million at December 31, 1992. However, during the period from 1991 through 1993, the Company suffered an aggregate of $41.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $32.0 million in new capital by the Company's controlling stockholder, Mr. Putra Masagung.

    Pursuant to federal law, the Company is subject to the Federal Reserve Board's capital guidelines of the FRB and the Bank is subject to the FDIC's regulations governing capital adequacy for banks that are not members ("non-member banks") of the Federal Reserve System. Due to net losses incurred by the Company during the 1991 and 1992 fiscal years, as of March 31, 1993, the Company and Bank failed to meet such capital adequacy requirements applicable to bank holding companies and to banks and have continued periodically to fail to meet such capital adequacy requirements through 1993. As a result of the Bank's failure to meet its minimum capital requirements during 1991, on November 15, 1991 the Bank entered into a MOU. The MOU required the Bank to restore its capital and its allowance for loan losses to acceptable levels or to sell the Bank. In response to the MOU, management of the Bank established and filed with the SBD and the FDIC a capital plan to determine an appropriate range of capital ratios within which the Bank could operate in a safe and sound manner, and to execute the appropriate strategy to ensure that the Bank maintained capital within a desirable range. After certain interim actions, as a result of a failure to meet regulatory capital requirements at March 31, 1993, the Bank was required to file a Capital Restoration Plan (the "Restoration Plan") in compliance with the "Prompt Corrective Action" system imposed by the FDICIA, and that plan was approved by the FDIC on September 8, 1993. As a condition of FDIC's approval of the Restoration Plan, the Company agreed to guarantee that the Bank will comply with the Restoration Plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company's liability under the guarantee is limited to the lesser of 5% of the Bank's total assets at the time it became undercapitalized, $15.3 million or an amount necessary (or that would have been necessary) to bring the Bank into compliance with all of its capital requirements as of the time it fails to comply with the Restoration Plan. The Company currently does not have sufficient funds to satisfy the guarantee, and would be in default thereunder if called upon to do so. See "-- Supervision and Regulation" for further information concerning FDICIA's "Prompt Corrective Action" system.

    Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued four Impairment Orders to the Bank dated February 7, 1994, November 16, 1993, February 17, 1993 and November 16, 1992. At December 31, 1993, the Bank had contributed capital of $49.2 million and deficit retained earnings of $31.8 million resulting in a $12.0 million capital impairment. See "-- Regulatory Directives and Orders -- Capital Impairment Order" for more discussion on the Bank's impairment of capital.

    On July 13, 1992, the Company had completed (i) the sale to the Company's controlling stockholder of 5,600,000 shares of Class A Common Stock (the "Class A Shares") at $2.50 per share and warrants which will enable the Company's controlling stockholder to acquire 1.0408 additional Class A Shares at $2.50 per share for every Class A Share issued by the Company for an aggregate purchase price of $14,000,000, under an Amended Stock Purchase Agreement dated April 10, 1992 (the "Amended Stock Purchase Agreement"), (ii) the sale to certain directors of the Company and executive officers and directors of the Bank of 314,000 Class A Shares, also at $2.50 per share, for an aggregate purchase price of $785,000, and (iii) the issuance of a Subordinated Term Note to Donald R. Stephens for $715,000.

    In connection with the transactions contemplated by the Amended Stock Purchase Agreement, Mr. Stephens agreed with the Company's controlling stockholder to convert or exchange his $715,000 Subordinated Term Note for Class A Shares at a ratio of one (1) Class A Share for every $2.50 of principal of the Subordinated Term Note, subject to stockholder approval. Mr. Stephens also agreed to waive or forego any interest owing on the Subordinated Term Note as of the date of such conversion or exchange. The stockholders of the Company authorized Mr. Stephens to convert or exchange the Subordinated Term Note for Class A Shares at the Company's 1992 Annual Meeting of Stockholders held on September 15, 1992, and the Company issued an additional 286,000 Class A Shares to Mr. Stephens as a result of the conversion of his Subordinated Term Note.

    As a consequence of the acquisition of the 5,600,000 Class A Shares by the Company's controlling stockholder on July 13, 1992, a change of control of the Company was effected.

    On October 29, 1992, the Company entered into an agreement which was subsequently amended on November 20, 1992 (as amended, the "October 29 Letter Agreement") with the Company's controlling stockholder whereby it was agreed that the Company's controlling stockholder would purchase up to 600,000 shares of Series C Preferred Share at a price of $20.00 per share, completed by a specified date and the Company would grant to the Company's controlling stockholder an option (the "Series C Preferred Stock Option") to purchase up to an additional 400,000 Series C Preferred Shares at a price of $20.00 per share, exercisable in whole or in part at any time before a specified date. The Company's controlling stockholder acquired 300,000 shares as of December 31, 1992, 300,000 shares on February 26, 1993, 200,000 shares on August 27, and 100,000 shares on September 30, 1993, of Series C Preferred Stock.

    The Series C Preferred Shares purchased by the Company's controlling stockholder are mandatorily convertible, subject to obtaining stockholder approval of the conversion feature, into forty (40) Class A Shares (i.e., at a conversion price of Fifty Cents ($0.50) per share) and forty (40) warrants (the "Warrants"), each of which entitles the holder to purchase an additional Class A Share at Fifty Cents ($0.50) per share. As a consequence, the Company's controlling stockholder has the right to acquire a substantial number of additional Class A Shares and control a substantial percentage of the voting power of the Company. Based upon the current capitalization of the Company, if the Company's controlling stockholder (i) exercised the Series C Preferred Stock Option, and (ii) converted all of the Series C Preferred Shares owned by him into Class A Shares (at a conversion price of Fifty Cents ($0.50) per share) and Warrants, and (iii) exercised all of the Warrants, then the Company's controlling stockholder would receive an additional 72,000,000 Class A Common Shares and would own approximately 96.3% of the total number of issued and outstanding common shares.

    Mr. Kaharudin Latief of Jakarta, Indonesia is presently in the process of providing notice to the FRB and applying to the SBD for approval to acquire shares of the Series C Preferred Stock. If and when regulatory clearance is received, Mr. Latief plans to acquire from the Company's controlling stockholder 300,000 shares of Series C Preferred Stock (or the shares of Class A Common Stock and Warrants into which such shares of Series C Preferred Stock are converted) through cancellation of an unsecured, personal loan in the amount of $6.0 million which Mr. Latief previously extended to the Company's controlling stockholder. The Company's controlling stockholder used the proceeds of this loan to acquire 300,000 shares of the Series C Preferred Stock from the Company. If Mr. Latief consummates this transaction, and if the conversion feature of the Series C Preferred Stock is approved by the Company's stockholders, Mr. Latief would hold 12 million shares of Class A Common Stock at an exercise price of $0.50 per share. Mr. Latief's ownership percentage would be 26.7% and the Company's controlling stockholder's new common ownership would decline to approximately 65.9%.

    The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of December 31, 1993, the Company was in compliance with all minimum capital requirements and the Bank was in compliance with all minimum capital requirements, except for the minimum leverage ratio of 7% mandated by the Orders. Because the sale of the Sacramento Regional Office occurred late in the fourth quarter of 1993, the Bank's ratio of Tier 1 capital at December 31, 1993 to the Bank's average assets during that quarter was 6.7%.

    The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of December 31, 1993.

                                                                          Minimum
                                                                          Capital
                                                  Company         Bank  Requirement        Orders
                                            -----------------------------------------------------
Leverage ratio                                        6.7%         6.7%         4.0%          7.0%
Tier 1 risk-based capital                             8.0          8.0          4.0           N/A
Total risk-based capital                              9.5          9.5          8.0           N/A

    Management believes that the Company and the Bank must raise additional capital in order to obtain greater assurance that the Company and the Bank will be able to meet their minimum capital requirements on an ongoing basis and to pursue perceived opportunities and management's new strategic initiatives. See "-- Regulatory Directives and Orders" for additional information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                            Page
                                                                                                                            ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .  52


Consolidated Statements of Financial Condition,
    December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .  53


Consolidated Statements of Operations,  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .  54
    Years ended December 31, 1993, 1992 and 1991


Consolidated Statements of Changes in Shareholders' Equity, . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . .  55
    Years ended December 31, 1993, 1992 and 1991


Consolidated Statements of Cash Flows,  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .  56
    Years ended December 31, 1993, 1992 and 1991


Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  58

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders of
Bank of San Francisco Company Holding Company:

We have audited the accompanying consolidated statements of financial condition of Bank of San Francisco Company Holding Company and subsidiaries (the Company) as of December 31, 1993 and 1992 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank of San Francisco Company Holding Company and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with general accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Bank of San Francisco Company Holding Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations; noncompliance of the Company and its wholly-owned subsidiary, the Bank of San Francisco (the Bank), with the Orders to Cease and Desist issued jointly by the Federal Deposit Insurance Corporation (FDIC) and the California State Banking Department (SBD); the Bank's noncompliance with the Impairment Orders issued by the SBD; the Company's inability to make scheduled liability payments without additional capital contributions or other sources of liquidity; and the uncertainty relating to the potential unfavorable outcome of pending litigation and contingent liabilities discussed in Note 17 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including increasing and maintaining its capital ratios, obtaining additional capital contributions and returning the Company to profitable operations. Management's plans in regard to these matters are described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.





January 25, 1994, except as to note 2,
which is as of February 7, 1994
San Francisco, California                                     KPMG Peat Marwick

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1993 AND 1992

(Dollars in Thousands Except Per Share Data)                                 Notes          1993          1992
                                                                      ----------------------------------------
ASSETS:
Cash and due from banks                                                                 $  8,333      $ 19,597
Federal funds sold                                                                        17,500            --
                                                                                   ---------------------------
     Cash and cash equivalents                                                            25,833        19,597

Investment securities held-to-maturity (Market: 1993, $6,353; 1992, $4,993)     3          6,351         4,910
Investment securities available-for-sale                                        4         14,940            --
Investment securities held-for-sale (Market: 1992, $19,038)                     5             --        18,731

Loans                                                                           6        149,740       236,076
Deferred loan fees                                                              6           (550)         (863)
Allowance for loan losses                                                       7         (8,050)       (8,400)
                                                                                   ---------------------------
     Loans, net                                                                          141,140       226,813

Other real estate owned                                                         8         32,372        35,457
Real estate investments                                                         9          3,643         4,017
Premises and equipment, net                                                    10          3,592         4,588
Interest receivable                                                                          946         1,485
Other assets                                                                               2,204         3,557
                                                                                   ---------------------------
         Total assets                                                                   $231,021      $319,155
                                                                                   ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                                                           $ 34,859      $ 52,772
Interest bearing deposits                                                                175,252       232,913
                                                                                   ---------------------------
     Total deposits                                                            11        210,111       285,685

Other borrowings                                                               12          1,303        15,308
Other liabilities and interest payable                                                     2,152         2,486
                                                                                   ---------------------------
     Total liabilities                                                                   213,566       303,479
                                                                                   ---------------------------

Commitments and contingencies                                                  17

Shareholders' Equity:                                                          14
Preferred Stock (par value $0.01 per share)                                                   --            --
     Series B - Authorized - 437,500 shares
     Issued and outstanding - 16,591 shares                                                  116           116
     Series C - Authorized - 1,800,000 shares
     Issued and outstanding - 900,000 and 300,000, respectively                           18,000         6,000
Common stock (par value $0.01 per share)
     Class A - Authorized - 20,000,000 shares
     Issued and outstanding - 8,899,801 and 8,901,944 in 1993 and 1992, respectively          89            89
     Class B - Authorized - 28,635 shares
     Issued and outstanding - None                                                            --            --
Additional paid in capital                                                                34,577        34,583
Deficit                                                                                  (35,101)      (24,846)
Employee purchase and option plans                                                          (166)         (266)
Unrealized loss on securities available-for-sale                                             (60)           --
                                                                                   ---------------------------
     Total shareholders' equity                                                           17,455        15,676
                                                                                   ---------------------------
         Total liabilities and shareholders' equity                                     $231,021      $319,155
                                                                                   ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


(Dollars in Thousands Except Per Share Data)                    Notes         1993          1992          1991
                                                         -----------------------------------------------------
Interest income:
  Loans                                                                   $ 16,659      $ 21,707      $ 33,743
  Investments                                                                1,451         2,152         2,945
  Dividends                                                                     45            26            54
                                                                       ---------------------------------------
     Total interest income                                                  18,155        23,885        36,742
                                                                       ---------------------------------------

Interest expense:
  Deposits                                                         11        6,966        10,746        18,850
  Other borrowings                                                             454           549           376
                                                                       ---------------------------------------
     Total interest expense                                                  7,420        11,295        19,226
                                                                       ---------------------------------------

Net interest income                                                         10,735        12,590        17,516
Provision for loan losses                                           7        3,554         9,828        11,437
                                                                       ---------------------------------------
Net interest income after provision for loan losses                          7,181         2,762         6,079
                                                                       ---------------------------------------

Non-interest income:
  Service charges and fees                                                     173           223           282
  Income from limited partnership                                9/18          263           202           245
  Loan brokerage and servicing fees                                            324           201           671
  Gain on sale of mortgage servicing rights                                     --            --           730
  Stock option commissions and fees                                          2,906         2,320         2,353
  Other income                                                               1,213         1,844         1,892
                                                                       ---------------------------------------
     Total non-interest income                                               4,879         4,790         6,173
                                                                       ---------------------------------------

Non-interest expense:
  Salaries and related benefits                                              8,325         9,858        10,132
  Occupancy expense                                                10        2,054         2,061         2,092
  Professional fees                                                          2,326         3,426         2,055
  Equipment expense                                                            849           938           923
  FDIC insurance premiums                                                      849           816           683
  Data processing                                                              457           478           500
  Loss on sale of Sacramento Regional Office                                   420            --            --
  Operating lease depreciation                                                 382           422           492
  Telephone                                                                    314           274           392
  Other operating expenses                                                   2,044         3,125         4,822
                                                                       ---------------------------------------
     Total operating expenses                                               18,020        21,398        22,091

Net cost of real estate operations                                           4,126         8,721         2,185
                                                                       ---------------------------------------
     Total non-interest expense                                             22,146        30,119        24,276
                                                                       ---------------------------------------
Loss before income taxes                                                   (10,086)      (22,567)      (12,024)
Provision (benefit) for income taxes                               13          169          (390)       (2,870)
                                                                       ---------------------------------------
     Net loss                                                             $(10,255)     $(22,177)     $ (9,154)
                                                                       =======================================

Loss per share:
  Weighted average shares outstanding                                    8,901,276     5,314,357     2,278,499
  Net loss                                                                  $(1.15)       $(4.18)       $(4.13)

The accompanying notes are an integral part of the consolidated financial statements.

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                 Employee     Unrealized
                                                                                 Purchase        Loss on       Total
                                                          Additional  Retained        and     Securities      Share-
                                       Preferred   Common    Paid-in  Earnings     Option     Available-    holders'
(Dollars in Thousands)                     Stock    Stock    Capital  (Deficit)     Plans       for-Sale      Equity
                                       ----------------------------------------------------------------------------
Balances at January 1, 1991              $ 3,000   $   21    $16,192   $  6,950    $  (584)                  $25,579

  Exercise of stock options                   --        1         28         --         --                        29
  Net change in employee stock
    ownership plans                           --        1         49         --        142                       192
  Common Stock dividend
    ($0.05 per share)                         --       --         --       (281)        --                      (281)
  Preferred Stock dividend (note 14)          --       --         --       (184)        --                      (184)
  Net loss                                    --       --         --     (9,154)        --                    (9,154)
                                       -----------------------------------------------------------------------------
Balances at December  31, 1991             3,000       23     16,269     (2,669)      (442)                   16,181

  Net change in employee stock
    ownership plans                           --       --         (4)        --        176                       172
  Conversion of stock                     (2,884)       4      2,880         --         --                        --
  Net proceeds from sale of stock          6,000       59     14,726         --         --                    20,785
  Conversion of subordinated debt             --        3        712         --         --                       715
  Net loss                                    --       --         --    (22,177)        --                   (22,177)
                                       -----------------------------------------------------------------------------
Balances at December 31, 1992              6,116       89     34,583    (24,846)      (266)                   15,676

  Net change in employee stock
   ownership plans                            --       --         (6)        --        100                        94
  Net proceeds from sale of stock         12,000       --         --         --         --                    12,000
  Unrealized loss on securities
    available-for-sale                        --       --         --         --         --     $   (60)          (60)
  Net loss                                    --       --         --    (10,255)        --        --         (10,255)
                                       -----------------------------------------------------------------------------

Balances at December 31, 1993            $18,116   $   89    $34,577   $(35,101)   $  (166)    $   (60)      $17,455
                                       =============================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


(Dollars in Thousands)                                                        1993          1992          1991
                                                                       ---------------------------------------
Cash Flows from Operating Activities:
Net loss                                                                   $(10,255)     $(22,177)      $(9,154)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for loan losses                                                3,554         9,828        11,437
     Depreciation and amortization expense                                      770           990           929
     Net loss (gain) on other real estate owned and real estate investment    2,629         4,917        (2,162)
     Loss (gain) on investment securities held-for-sale                          67           235           (39)
     Decrease in mortgage loans held-for-sale                                    --         6,826        24,559
     Loss from stock option lending program                                      --            --           605
     Decrease in interest receivable                                            539         1,078           556
     Increase (decrease) in interest payable                                   (213)         (362)           37
     Decrease in deferred loan fees                                            (313)         (299)          (95)
     Deferred income tax expense (benefit)                                       --           528          (588)
                                                                        ----------------------------------------
Net cash flows provided by (used in) operating activities                    (3,222)        1,564        26,085
                                                                        ---------------------------------------

Cash Flows from Investing Activities:
  Proceeds from maturities of investment securities                          28,200         1,608           500
  Decrease in investment securities                                              --            --         3,345
  Purchase of investment securities                                         (29,404)       (3,242)           --
  Proceeds from sales of investment securities held-for-sale                 24,472        21,533         5,564
  Purchase of investment securities held-for-sale                           (20,808)      (20,042)       (9,099)
  Net decrease (increase) in loans                                           51,253        29,745       (46,483)
  Loans sold in sale of branch                                               27,934            --            --
  Recoveries of loans previously charged off                                    159           226            94
  Purchases of premises and equipment                                          (124)         (159)       (1,182)
  Premises and equipment sold in sale of branch                                 350            --            --
  Decrease in other assets sold in sale of branch                               201            --            --
  Proceeds from sales of real estate investment                               7,563        10,500         2,926
  Acquisition of real estate owned                                           (3,790)       (1,358)       (1,549)
  Net decrease (increase) in other assets                                     1,152         3,155        (1,388)
                                                                        ---------------------------------------
Net cash provided by (used in) investing activities                          87,158        41,966       (47,272)
                                                                        ---------------------------------------

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                                       (42,459)      (87,514)        9,622
  Net increase (decrease) in other borrowings                               (14,005)        4,640        10,311
  Deposits sold in sale of branch                                           (33,115)           --            --
  Net increase (decrease) in other liabilities                                 (121)          361          (935)
  Dividends paid on common and preferred stock                                   --            --          (465)
  Net proceeds from sale of preferred stock                                  12,000         6,000            --
  Net proceeds from sale of common stock                                         --        14,793            56
  Net proceeds from issuance of subordinated debt                                --           715            --
                                                                        ---------------------------------------
Net cash provided by (used in) financing activities                         (77,700)      (61,005)       18,589
                                                                        ---------------------------------------

Increase (decrease) in cash and cash equivalents                              6,236       (17,475)       (2,598)
Cash and cash equivalents at beginning of year                               19,597        37,072        39,670
                                                                        ---------------------------------------
Cash and cash equivalents at end of year                                    $25,833       $19,597       $37,072
                                                                        =======================================

The accompanying notes are an integral part of the consolidated financial
statements.                                     (continued)

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


(Dollars in Thousands)                                                           1993          1992          1991
                                                                          ---------------------------------------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                                                 $       7,632       $11,666       $19,190
Income taxes                                                                       106            65           601


Supplemental Schedule of Noncash Investing and Financing Activities:

Net transfer of loans to other real estate owned                                 2,943         5,967        36,012
Conversion of subordinated debt to common stock                                     --           715            --



The accompanying notes are an integral part of the consolidated financial statements.

                 BANK OF SAN FRANCISCO COMPANY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992


Note 1:  Statement of Accounting Policies

Organization

    Bank of San Francisco Company Holding Company (Company) is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1981 under the laws of the State of California. In July 1988, the Company changed its state of incorporation from California to Delaware by means of a merger of the Company into a newly formed wholly owned Delaware subsidiary. Bank of San Francisco (Bank), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982.

    The Bank and Bank of San Francisco Realty Investors (BSFRI) acquired partnership interests of 34.5% and 2.5%, respectively, in Bank of San Francisco Building Company (BSFBC), a California limited partnership which holds the leasehold interest in the Company's headquarters building located at 550 Montgomery Street, San Francisco, California. The Company accounts for its investment in BSFBC using the equity method.

    On December 4, 1993, the Bank consummated its agreement to sell its Sacramento Regional Office. The Bank sold $28.0 million in loans or 10% of the Bank's assets at the time of the sale. The purchaser assumed total deposits of $33.5 million or 13% of the Bank's total deposits at the time of the sale. A loss on sale of $420,000 was recognized in 1993.

Principles of Consolidation

    The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, BSFRI, formerly BSF Equities. All material intercompany transactions have been eliminated in consolidation.

    Other ventures and partnerships in which the Company or any of its subsidiaries have a significant ownership interest are accounted for by the equity method. These investments are recorded as real estate investments, and gains or losses upon disposition of these investments are recorded in gain/loss on sale of real estate.

Cash and Cash Equivalents and Statements of Cash Flows

    Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of changes in value because of changes in interest rates. Generally, only investments with maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks, time deposits with other financial institutions, and Federal funds sold.

    The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1993 and 1992, the average reserve balances outstanding were $5.7 million and $6.5 million, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

    At December 31, 1993, the Company adopted Statement of Financial Accounting Standards "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) which requires the classification of debt and equity securities into one of three categories; held-to-maturity, trading, or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. The investments classified as trading are carried at fair value with any gains and loss reflected in earnings. All other investments are classified as available-for-sale and are carried at fair value with any unrealized gains and loss included as a separate component of shareholder's equity. The impact of adopting SFAS No. 115 had no material effect on the Company's financial statements at December 31, 1993.

    Investment securities include both debt and equity securities. At December 31, 1993, Bank maintained two securities portfolios; debt securities held-to-maturity, and debt and equity securities available-for-sale.
Investment securities held-to-maturity are carried at amortized cost and discounts or premiums are accreted or amortized to income over the expected term of the investment based on prepayment assumptions. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on market price.

Loans Receivable

    Loans are stated at the principal amount outstanding, net of the allowance for loan losses, deferred fees and unearned discount, if any. The Bank holds loans receivable primarily for investment purposes. A significant portion of the Bank's loan portfolio is comprised of adjustable rate loans.

    Interest on loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The accrual of interest is discontinued and any accrued and unpaid interest is charged against current income when the payment of principal or interest is 90 days past due, unless the amount is well-secured and in the process of collection. Subsequent interest payments on loans in non-accruing status are recorded as income to the extent of cash received, provided that the future collection of the recorded principal is probable.

    Lease financing receivables, net of unearned income, are included in loans. Unearned income and residual values related to lease financing receivables are recognized in income over the life of the lease under a method that yields an approximately level rate of return on the unrecovered lease investment.

Loan Fees

    The Bank charges nonrefundable fees for originating loans. Loan origination fees, net of the direct costs of underwriting and closing the loans, are deferred and amortized to interest income using the interest method. Unamortized net fees and costs on loans sold or paid in full are recognized as income. Other loan fees and charges, which represent income from delinquent payment charges, and miscellaneous loan services, are recognized as interest income when collected.

Allowance for Loan Losses

    The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses takes into consideration numerous factors including the financial condition of the borrowers, the fair value of the collateral prior to the anticipated date of sale, delinquency trends, collateral concentrations and past loss experience.

    Losses are recognized as charges to the allowance when the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans receivable previously charged off are credited to allowance for loan losses.

Premises and Equipment

    Premises and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease or their estimated useful life, whichever is shorter.

Real Estate Investments

    The Company, through BSFRI, has acquired property for development and sale and has made investments in joint ventures and partnerships. Real estate acquired for development and sale is recorded at the lower of cost (adjusted for subsequent development costs) or fair value net of estimated selling costs. Interest costs are capitalized when properties are in the development stage. Investments in real estate joint ventures and partnerships are reported using the equity method of accounting.

Other Real Estate Owned

    Other real estate owned (OREO) includes loans receivable that have either been repossessed in settlement of debt (foreclosures) or substantially repossessed ("in-substance foreclosures"). In-substance foreclosures occur when the market value of the collateral is less than the legal obligation of the borrower and the Bank expects the payment of the loan to come only from sale of the collateral. At the date of transfer, OREO is recorded at fair value net of estimated selling costs.

    The Company provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. The Bank obtains an appraisal or market valuation analysis on all other real estate owned periodically. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an allowance for OREO losses is established. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, net of estimated selling and other expenses.

Other Assets

    Other assets includes equipment owned by the Bank and leased to third parties under an operating lease which is stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over five years.

Income Taxes

    Prior to 1987, the Company filed consolidated Federal income and combined California franchise tax returns, using the cash method of accounting. Beginning in 1987, as required by the Tax Reform Act of 1986, the Company filed consolidated tax returns using the accrual method of accounting. Deferred income taxes reflect timing differences between income reported in the consolidated financial statements and in the income tax return.

    Effective January 1, 1993, the Company changed its method of accounting for income taxes to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method prescribed by SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period of enactment.

    Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The adoption of SFAS No. 109 did not have a material impact on the Company's January 1, 1993 net deferred tax asset. Additionally, the adoption of this accounting method did not have a material impact on tax expense and net income for 1993.

Non-Interest Income

    Fees for other customer services represent fees earned for the brokerage of certificates of deposit and commissions earned in connection with the Bank's stock option lending program and other banking services. Fees for services are recorded as income when the services are performed.

Loss per Share

    Loss per share is calculated using the weighted average number of common shares outstanding divided into net loss. The potential conversion of the Series C Preferred Shares and warrants are not included as common stock equivalents due to the dilutive effect on per share calculations of operating losses.

Reclassifications

    Certain reclassifications were made in the prior years' financial statements to conform to current year presentation.


Note 2:  Regulatory Orders and Going Concern Considerations

    The Company

    As a result of the Federal Reserve Bank's (FRB) examination of the Company as of June 30, 1991, the FRB on April 20, 1992 issued a letter prohibiting the Company, without the prior approval of the FRB, from:

    1.   Paying any cash dividends to its shareholders;
    2.   Incurring any new debt or increasing existing debt;
    3.   Repurchasing any outstanding stock of the Company; and
    4. Acquiring or entering into an agreement to acquire any entities or portfolios.

    The Company has been classified in "troubled condition" for purposes of
Section 914 of FIRREA. Accordingly, the Company must submit to the FRB in advance an application for approval of any new director or executive officer.

    The Bank

    Orders to Cease and Desist

    On August 18, 1993, the Bank stipulated to Orders to Cease and Desist (Orders) issued jointly by the Federal Deposit Insurance Corporation (FDIC) and the State Banking Department (SBD), whereby the Bank agreed to correct alleged unsafe and unsound practices disclosed in the FDIC and SBD Reports of Examination as of November 30, 1992. The Orders supersede the Memorandum of Understanding that the Bank had been operating under since November 15, 1991. As a result of the Orders, the Bank is classified as a "troubled institution" by the FDIC.

    The Orders, which became effective on August 29, 1993, require that the
Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by August 31, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

    Failure to comply with the above Orders could result in the termination of the Bank's federal deposit insurance, imposition of civil money penalties against the Bank or other responsible parties, or possession of the Bank's property and business and ultimate liquidation thereof by the SBD.

    Management of the Bank believes that the Bank is in substantial compliance with the Orders, with the possible exception of the requirement of immediate compliance with all laws and regulations (see "-- Impairment Orders" below) and the requirement that the Bank attain a 7% leverage capital ratio by September 30, 1993. The Bank was not in compliance with its leverage capital requirement of 7% at September 30, 1993 or for the quarter ended December 31, 1993. The Bank's average leverage capital ratio for the fourth quarter of 1993 was 6.7%. To satisfy the Bank's capital requirements and support future profitable operations, the Company plans to raise additional capital through a private placement of at least $15.0 million of the Company's securities.

    The Bank has complied with the Orders in other respects. It has reduced classified assets in accordance with the specified time schedule; appointed new senior management; established a Business Plan for 1994 and a plan for eliminating reliance on brokered deposits, implemented bank policies on loan concentrations, asset/liability management, loan loss allowances and internal controls; and established a Regulatory Committee to monitor compliance with the Orders. However, no assurances can be given as to whether the Orders and other applicable regulatory restrictions will be lifted.

    Prompt Corrective Action

    The Bank's failure to meet minimum capital requirements as of March 31, 1993 resulted in the imposition of operating restrictions pursuant to the "prompt corrective action" provisions of FDIC Improvement Act of 1991 (FDICIA). In accordance with FDICIA, the Bank submitted a capital restoration plan for meeting regulatory capital requirements (the Plan), which was approved by the FDIC on September 8, 1993. As part of the Plan, the Company agreed to guarantee the Bank's performance under the Plan for up to five percent (5%) of the Bank's assets or the amount needed to bring the Bank into compliance. The Plan also specified that capital would be raised through the sale of the Bank's Sacramento office (which occurred on December 4, 1993) and through capital contributions by investors. At September 30, 1993, the Bank and the Company were in compliance with the minimum regulatory capital requirements; however, the Plan and the Company's guarantee will remain in effect until the Bank maintains compliance with the minimum capital ratio requirements for four consecutive calendar quarters.

    Failure to maintain minimum capital requirements or to implement the Plan can result in the imposition of additional restrictions upon the Bank's activities and increased supervision and review.

    Impairment Orders

    Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued four impairment orders to the Bank dated February 7, 1994, November 16, 1993, February 17, 1993 and November 16, 1992 (the "Impairment Orders"). At December 31, 1993, the Bank had contributed capital of $49.2 million and deficit retained earnings of $31.8 million.

    The Impairment Orders require the Bank to correct the impairment within 60 days by levying an assessment on the Company as the Bank's sole shareholder. The Bank has not levied an assessment against its shares nor has it otherwise corrected the impairment, and, therefore, is in violation of this law. In addition, in the November 16, 1993 Impairment Order, the SBD specifically reserved the right to take such other action as the Superintendent may deem appropriate or necessary, which may include taking possession of the Bank's property and business, including ultimately liquidating the business and affairs of the Bank.

    The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's deficit retained earnings would be reduced or eliminated by netting the deficit retained earnings against paid-in capital. Management believes that approval for such a quasi- reorganization would only be granted by the SBD upon the Bank raising sufficient additional capital for the Bank to sustain profitable operations and meet all of its regulatory capital requirements in the future. Should the SBD deny approval for a quasi-reorganization of the Bank, the Bank would be required to raise additional new capital of $30.2 million, inclusive of any amounts which might be raised in an offering, to cure the capital impairment at December 31, 1993. Any operating losses thereafter would further impair the Bank's capital and give rise to further capital assessments.

    No assurance can be given that the Bank's capital condition will not deteriorate further prior to the quasi-reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses.

    Going Concern Considerations

    During the period 1991 through 1993, the Company suffered an aggregate of $41.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $32.0 million of new capital by the Company's controlling stockholder. The Company's and the Bank's recurring losses from operations, the Bank's noncompliance with the Orders and Impairment Order, the Company's inability to make scheduled liability payments without additional capital contributions or other source of liquidity, and the uncertainty related to the potential unfavorable outcome of pending litigation and contingent liabilities raise substantial doubt about the Company's ability to continue as a going concern.

    The ability of the Company to continue as a going concern is dependent upon many factors, including increasing and maintaining its capital ratios, obtaining additional capital contributions and returning the Company to profitable operations. In response to these problems, the Company has hired a new management team to develop a business strategy and capital plan to raise new capital and return the Company to profitability. The Company intends to raise additional capital in 1994. If the Company does not succeed in raising new capital, the Company will not be able to pay its operating expenses, and continuing losses would result in the Bank being in violation of the leverage capital ratio of 7.0% required by the Orders and could result in further regulatory actions that would, among other things, severely restrict the Bank's ability to develop new lines of business.

Note 3:  Investment Securities Held-to-Maturity

    The carrying and estimated market values of investment securities held-to-maturity at December 31 are as follows:


                                                                  Carrying  Unrealized  Unrealized     Market
(Dollars in Thousands)                                              Value      Gains      Losses        Value
                                                               ----------------------------------------------
1993:
  U.S. Treasury and agency securities                               $4,082       $   2       $  (1)    $4,083
  Collateralized mortgage obligation (CMO)                             996           1          --        997
  Federal Home Loan Bank stock                                       1,273          --          --      1,273
                                                               ----------------------------------------------
    Total                                                           $6,351       $   3       $  (1)    $6,353
                                                               ==============================================

1992:
  U.S. Treasury and agency securities                               $3,683       $  83          --     $3,766
  Federal Home Loan Bank stock                                       1,227          --          --      1,227
                                                               ----------------------------------------------
    Total                                                           $4,910       $  83          --     $4,993
                                                               ==============================================

    At December 31, 1993, the Company had no securities sold under agreements
to repurchase.   At December 31, 1993 and 1992, $2.1 million and $3.7 million, respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits.

    The average yield on investments securities was 3.6% and 4.0% at December 31, 1993 and 1992, respectively. The FHLB stock has no stated maturity. The maturity on the CMO is estimated based on the prepayment experience of similar investment securities. U.S. Treasury and agency securities and CMOs held by the Company have maturities of less than one year, with the exception of $2.0 million and $600,000 in investment securities with a maturity of over one year at December 31, 1993 and 1992, respectively.


Note 4:  Investment Securities Available-for-Sale

    The carrying and estimated market values of investment securities available-for-sale at December 31, 1993 are as follows:


                                                                  Original  Unrealized  Unrealized     Market
(Dollars in Thousands)                                                Cost       Gains      Losses      Value
                                                               ----------------------------------------------
Mutual funds                                                       $15,000          --       $(60)    $14,940
                                                               ==============================================

    There is no stated maturity on these securities. In 1993, the Bank included an unrealized loss of $60,000 as a separate component of stockholder's equity. There were no investment securities available for sale at December 31, 1992.

Note 5:  Investment Securities Held-for-Sale

    The carrying and estimated market values of investment securities held-for-sale at December 31, 1992 are as follows:

                                                                                         Carrying       Market
(Dollars in Thousands)                                                                     Value         Value
                                                                                      ------------------------
Money market certificates                                                                 $ 1,023      $ 1,023
Collateralized mortgage obligations                                                         5,393        5,486
Mortgage-backed securities                                                                 12,315       12,529
                                                                                      ------------------------
    Total                                                                                 $18,731      $19,038
                                                                                      ========================


    During 1993, 1992 and 1991, the Bank recognized gains of zero, $13,000, $113,000; and losses of $67,000, $248,000, and $82,000 on sale of investment securities held-for-sale, respectively. At December 31, 1992, $5.3 million of these securities were sold under agreements to repurchase.

    The average yield on investment securities held-for-sale was 6.1% and 6.4% during the years ended December 31, 1993 and 1992, respectively.


Note 6:  Loans Receivable

    The Bank's loan portfolios at December 31 are summarized as follows:

(Dollars in Thousands)                                                                       1993         1992
                                                                                     -------------------------
Commercial and financial                                                                 $109,008     $166,364
Real estate construction                                                                   14,023       37,659
Real estate mortgage                                                                       26,479       31,690
Net lease financing                                                                           230          363
                                                                                     -------------------------
    Total loans                                                                           149,740      236,076
Deferred fees                                                                                (550)        (863)
Allowance for loan losses                                                                  (8,050)      (8,400)
                                                                                     -------------------------
    Total loans, net                                                                     $141,140     $226,813
                                                                                     =========================

    At December 31, 1993 and 1992, non-accrual loans totaled $11.1 million and $17.8 million, respectively, and loans past due 90 days or more and still accruing totaled zero and $182,000, respectively. For the years ended December 31, 1993, 1992 and 1991, interest income foregone on non-accrual loans was $797,000, $713,000, and $904,000, respectively. Restructured loans totaled $2.0 million and zero at December 31, 1993 and 1992, respectively. For the years ended December 31, 1993 and 1992, interest income foregone on restructured loans was $166,000 and zero, respectively.

    There were $12.1 million of fixed rate commercial loans at December 31, 1993 with a weighted average yield of 8.1%. Total fixed rate commercial loans, most of which mature in more than five years, comprised approximately 8.1% of the Bank's fixed rate loan portfolio at December 31, 1993.

    The Company makes commercial and financial loans secured by real estate, which are principally located in Northern California. At December 31, 1993 loans secured by deeds of trust on property located in these areas represented 63.0% of the Bank's loans. The primary source of repayment of commercial and financial loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral.

    At December 31, 1993, 9.4% of the Bank's loan portfolio was composed of loans secured by properties that were under construction or contract for construction.

Note 7. Allowance for Loan Losses

    Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:

(Dollars in Thousands)                                                           1993        1992         1991
                                                                          ------------------------------------
Balances at beginning of the year                                              $8,400      $8,411       $5,052
  Additions to allowance for loan losses                                        3,554       9,828       11,437
  Loans charged off                                                            (4,063)    (10,065)      (8,172)
  Recoveries of loans charged off                                                 159         226           94
                                                                          ------------------------------------
Balances at end of the year                                                    $8,050      $8,400       $8,411
                                                                          ====================================


Note 8:  Other Real Estate Owned

    Other real estate owned (including in-substance foreclosures) at December 31 consist of the following:

(Dollars in Thousands)                                                           1993        1992
                                                                          -----------------------
Real Estate:
  Residential                                                                 $ 3,695     $ 4,927
  Residential development                                                      12,704      13,498
  Commercial                                                                       --       8,733
  Commercial development                                                          819          --
  Land under development                                                        1,632       8,214
  Raw land                                                                     16,508       5,646
Other                                                                              --       1,071
                                                                          -----------------------
    Subtotal                                                                   35,358      42,089
Allowance for losses                                                           (2,986)     (6,632)
                                                                          -----------------------
    Total                                                                     $32,372     $35,457
                                                                          =======================

    At December 31, 1993 and 1992, other real estate owned included $19.1 million and $23.6 million, respectively, of in-substance foreclosed loans. At December 31, 1993 and 1992, other real estate owned was comprised of 22 and 29 properties, respectively, with the largest single property totaling $7.0 million and $4.3 million, respectively.

    The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                                                           1993        1992         1991
                                                                        --------------------------------------
Balance of allowance for losses - beginning                                    $6,632      $1,672           --
  Charge-offs                                                                  (6,982)       (531)          --
  Provision                                                                     3,336       5,491       $1,672
                                                                        --------------------------------------
Balance of allowance for losses - ending                                       $2,986      $6,632       $1,672
                                                                        ======================================

Note 9:  Real Estate Investments

    Real estate investments at December 31 consist of the following:

(Dollars in Thousands)                                                           1993        1992
                                                                          -----------------------
Residential development                                                        $  954      $  947
Commercial development                                                          1,226       1,406
General and limited partnership investment in Bank premises                     2,175       2,126
                                                                          -----------------------
    Subtotal                                                                    4,355       4,479
Allowance for losses                                                             (712)       (462)
                                                                          -----------------------
    Total                                                                      $3,643      $4,017
                                                                          =======================

    At December 31, 1993 and 1992, real estate investments included two residential development properties, one commercial land available for development, and the general and limited partnership investments in BSFBC. In 1993 and 1992, the Bank earned $263,000 and $202,000, respectively, from BSFBC.


Note 10:  Premises and Equipment

    Premises and equipment at December 31 consist of the following:

(Dollars in Thousands)                                                            1993       1992
                                                                           ----------------------
Leasehold improvements                                                          $3,103     $3,289
Furniture and equipment                                                          5,073      5,555
                                                                           ----------------------
    Subtotal                                                                     8,176      8,844
Less:  Accumulated depreciation and amortization                                (4,584)    (4,256)
                                                                           ----------------------
    Total                                                                       $3,592     $4,588
                                                                           ======================

    The amount of depreciation and amortization included in non-interest expense was $770,000, $990,000, and $929,000 in 1993, 1992 and 1991,
respectively. Total rental expense net of sublease income and other occupancy expenses for the Company premises were $2.1 million in 1993, 1992 and 1991.

    At December 31, 1993, the approximate future minimum net rental payments under non-cancelable operating leases, with terms ranging from three to thirty two years, for the Company's premises are as follows:

(Dollars in Thousands)                                                                     Amount
                                                                                     ------------
1994                                                                                      $ 1,589
1995                                                                                        1,549
1996                                                                                        1,472
1997                                                                                        1,524
1998                                                                                        1,577
Thereafter                                                                                 37,840
                                                                                     ------------
    Total                                                                                 $45,551
                                                                                     ============

    Lease payments are subject to annual rent adjustments to reflect changes in the consumer price index. During 1993, 1992 and 1991, the Company received $59,000, $30,000 and $14,000 of sublease income, respectively.

Note 11:  Deposits

    Deposit balances by deposit programs offered by the Bank at December 31 are as follows:

                                                                   1993                       1992
                                                          -----------------------   -------------------------
                                                                      Average                      Average
(Dollars in Thousands)                                      Balance      Rate          Balance        Rate
                                                          -------------------       ----------------------
Demand deposit accounts                                    $ 34,859       0.0%        $ 52,772         0.0%
Savings and NOW accounts                                     35,050       2.5           68,119         2.9
Money market accounts                                        56,453       2.9           71,815         3.5
Time accounts                                                83,749       3.8           92,979         4.8
                                                          -------------------       ----------------------
    Total                                                  $210,111       2.6%        $285,685         3.3%
                                                          ===================       ======================

    Total deposit balances averaged $264.7 million and $328.6 million during 1993 and 1992, respectively, with average interest rates of 2.6% and 3.3%, respectively. The weighted average stated rates on deposits as of December 31, 1993 and 1992 was 3.0% and 3.1%, respectively.

    Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                                                           1993        1992
                                                                           ----------------------
Three months or less                                                          $27,765     $51,690
Three months to six months                                                      1,917       3,319
Six months to one year                                                          1,674       2,268
Over one year                                                                     810         400
                                                                           ----------------------
    Total                                                                     $32,166     $57,677
                                                                           ======================

    Interest expense on time deposits in amounts of $100,000 or more was $2.0 million, $1.8 million and $3.8 million in 1993, 1992, and 1991, respectively. Time deposit accounts in amounts of $100,000 or more averaged $54.7 million and $34.9 million during 1993 and 1992, respectively, with weighted average rates of 3.7% and 4.1%, respectively. The weighted average stated interest rate on such deposits at December 31, 1993 and 1992 was 3.3% and 3.7%, respectively. Brokered deposits included above totaled $20.0 million and $54.6 million, and money desk deposits totaled $41.5 million and zero at December 31, 1993 and 1992, respectively.

Note 12:  Other Borrowings

    Other borrowings at December 31 are as follows:

                                                                                                       Maximum
                                                    Balance       Stated      Average     Average      Balance
(Dollars in Thousands)                           Outstanding        Rate      Balance        Rate  Outstanding
                                                 -------------------------------------------------------------
1993:
  Borrowings for employee stock ownership plan      $   162          5.7%     $   213       5.7%       $   255
  Mortgage indebtedness                               1,141         10.0          703       9.5          1,813
  Securities sold under agreements to repurchase         --           --        1,917       3.7         11,201
  Other borrowings - FHLB line of credit                 --           --        3,975       3.4          9,800
                                                 -------------------------------------------------------------
    Total                                           $ 1,303          9.5%     $ 6,808       4.3%       $23,069
                                                 =============================================================

1992:
  Borrowings for employee stock ownership plan      $   255          5.7%     $   342       5.9%       $   348
  Securities sold under agreements to repurchase      5,253          3.7        3,120       4.2         14,115
  Other borrowings - FHLB line of credit              9,800          4.3        9,438       4.4         10,000
                                                 -------------------------------------------------------------
    Total                                           $15,308          4.1%     $12,900       4.4%       $24,463
                                                 =============================================================


    The terms of the borrowings outstanding at December 31, 1993 provide for the repayment of $1.2 million during 1994 and the remainder in 1995.

    The Bank has an approved FHLB line of credit, of which $4.0 million was available at December 31, 1993, based on the collateral pledged. At December 31, 1993 and 1992, $6.4 million and $13.4 million of loans and securities are pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its line of credit.

    The Bank's other borrowings include senior liens of other real estate owned. The rates and terms of these borrowings vary. As of December 31, 1993, the real estate owned securing the senior liens had a carrying value totaling $1.8 million.


Note 13:  Income Taxes

    The provision (benefit) for Federal and state income taxes consists of:

(Dollars in Thousands)                                                           1993        1992         1991
                                                                          ------------------------------------
Current:
  Federal                                                                                 $  (968)     $(2,333)
  State                                                                        $  169          50           51
                                                                          ------------------------------------
    Total current                                                                 169        (918)      (2,282)
                                                                          ------------------------------------

Deferred:
  Federal                                                                          --         528         (588)
  State                                                                            --          --           --
                                                                          ------------------------------------
    Total deferred                                                                 --         528         (588)
                                                                          ------------------------------------

    Total provision (benefit) for income taxes                                 $  169     $  (390)     $(2,870)
                                                                          ====================================

    The provision for state taxes for 1993 and 1992 consists of the minimum amount of franchise taxes due.

    In 1992 and 1991, during which period the Company accounted for income taxes under the deferred method as described in APB Opinion No. 11, deferred taxes arose from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effects of the principal items resulting in deferred tax expense (benefit) were the difference between:

(Dollars in Thousands)                                                                       1992         1991
                                                                                     -------------------------
Accrual and cash basis income                                                               $(127)       $ (70)
Book and tax provision for loan losses                                                        648         (228)
Book and tax depreciation                                                                    (111)          (5)
Book and tax treatment of leases                                                              (13)         (20)
Book and tax recognition of rehabilitation tax credit                                        (153)          (6)
Book and tax treatment for provision for 351 California lease                                  47          (56)
Book and tax treatment for other real estate owned                                            243         (252)
Other, net                                                                                     (6)          49
                                                                                     -------------------------
    Total                                                                                    $528        $(588)
                                                                                     =========================


    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below:

(Dollars in Thousands)                                                                       1993
                                                                                     ------------
Deferred Tax Assets:
  Book loan loss reserve in excess of tax                                                $  2,348
  Other provisions                                                                            376
  Provision for losses for real estate                                                      2,212
  Net operating losses                                                                      9,100
  Tax credits                                                                                 489
  Income recognized on leased property                                                      1,772
  Capitalized costs                                                                           390
  Other                                                                                        93
                                                                                     ------------
    Total deferred tax assets                                                              16,780

Valuation allowance                                                                       (14,341)
                                                                                     ------------
    Total deferred tax assets, net                                                          2,439
                                                                                     ------------

Deferred Tax Liabilities:
  Net book value of premises and equipment in excess of tax                                (1,751)
  Loan origination costs                                                                     (223)
  Difference in recognition of income from partnerships                                       (43)
  State tax                                                                                   (28)
  Taxable income in excess of book for rehabilitation credit                                 (394)
                                                                                     ------------
    Total deferred tax liabilities                                                         (2,439)
                                                                                     ------------
Net deferred taxes                                                                       $     --
                                                                                     ============

    The Bank provided a valuation allowance for deferred tax assets as the utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and possible changes in ownership in future years.

    The total tax provision (benefit) differs from the statutory Federal rates for the reasons shown in the following table:

                                                                              1993         1992        1991
                                                                       ------------------------------------
Tax benefit at the statutory federal rate                                    (34.0)%      (34.0)%     (34.0)%
Limitation on utilization of net operating loss carryback due to tax rate differential, alternative minimum tax and
  utilization of prior taxable income                                         34.1         32.0         9.0
State income taxes, net of federal tax benefit                                 1.7          0.2         0.3
Non-deductible expenditures and non-taxable income                            (0.1)         0.1         0.8
                                                                       ------------------------------------
         Total effective tax provision (benefit) rate                          1.7%        (1.7)%     (23.9)%
                                                                       ====================================

    At December 31, 1993 and 1992, there is no deferred income tax receivable.

    The tax benefits reported in 1992 and 1991 were attributable to the Company's ability to carryback net operating losses for 1992 and 1991 against net operating income of prior periods. Because the Company has utilized all of its ability to carryback net operating losses, much of the 1993 and 1992 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1993, the Company has net operating loss carryforwards for federal tax purposes of approximately $23.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $15.0 million, which expire in 1997 and 1998. The Company has rehabilitation tax credits carryforwards for federal tax purposes of approximately $250,000, which expire in 2004 and 2005. In addition, the Company has minimum tax credits of approximately $230,000 which have no expiration.


Note 14:  Shareholders' Equity (See Note 2: Impairment Orders)

    The new capital invested by the Company's controlling stockholder in 1993 and 1992 was $12.0 million and $20.0 million, respectively. The capital was raised from the issuance of shares of Series C Perpetual Preferred Shares (Series C Preferred Shares) at twenty dollars ($20.00) per share.

Description of Capital Stock

    The authorized capital stock of the Company consists of 20,000,000 Class A Shares, par value $0.01 per share, 28,635 shares of Class B Common Stock, par value $0.01 per share, and 2,500,000 shares of preferred stock, par value $0.01 per share, of which 1,800,000 are designated as Series C Preferred Shares and 437,500 are designated as Series B Preferred Shares. The remainder is undesignated.

    In accordance with the Orders and the FRB Directive issued on April 20, 1992, the Bank is prohibited from paying dividends without the prior written consent or approval of the FDIC, the Superintendent of Banks and the Federal Reserve Bank.

Description of Class A Shares and Class B Common Stock

    As of December 31, 1993 there were 8,899,801 Class A Shares outstanding. The Company has not issued any Class B Common Stock at this time; however, the outstanding Series B Preferred Shares are convertible into shares of the Class B Common Stock at the option of the holders thereof. Thus the Company has reserved for issuance sufficient shares of the Class B Common Stock to be issued upon the conversion of any Series B Preferred Shares.

    Dividends

    Subject to the rights and preferences of any preferred stock outstanding, each Class A Share and each share of Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Subject to the rights of the Series B Preferred Shares and the Series C Preferred Shares, dividends must be paid on both the Class A Shares and the Class B Common Stock, together with the Series B Preferred Shares and the Series C Preferred Shares, at any time that dividends are paid on either. Any dividend so declared and payable in cash, capital stock of the Company or other property will be paid equally, share for share, on the Class B Common Stock, Class A Shares, Series B Preferred Shares, Series C Preferred Shares and on any other participating series of preferred stock issued in the future; provided, however, that the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares, and dividends consisting solely of its Class B Common Stock on the Class B Common Stock.

    Liquidation Rights

    In the event of the liquidation, dissolution or winding up of the Company, holders of the Class A Shares and Class B Common Stock are entitled to share equally, share for share, in the assets available for distribution, subject to the liquidation preferences of the Series B Preferred Shares and Series C Preferred Shares and the rights of any other class or series of preferred stock then outstanding.

Description of Preferred Stock

    The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. To date the Board of Directors has authorized only the issuance of the Series B Preferred Shares and the Series C Preferred Shares. Pursuant to the Amended Stock Purchase Agreement, the Company's Certificate of Incorporation and Bylaws were amended to provide that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

    Voting Rights

    Holders of Class A Shares and Class B Common Stock (when and if issued) are entitled to one vote per share. Except as described bellow, holders of Class A Shares and Class B Common Stock vote together as a single class, together with holders of the Company's Series B Preferred Shares and Series C Preferred Shares, on all matters including the election of directors. The Board of Directors is presently authorized to have 14 members. The Board of Directors is a classified Board with staggered terms providing for a maximum of three classes of directors, which are as nearly equal in number as possible, and with one class elected each year for a maximum term of three years. Holders of Class A Shares and Class B Common Stock are not entitled to vote cumulatively for the election of directors.

    The holders of Class A shares and Class B Common Stock are entitled to vote as separate classes on any modification to the rights of either class of stock and as otherwise required by law. As part of the transactions contemplated by the Amended Stock Purchase Agreement, the stockholders of the Company eliminated multiple voting rights of the Series B Preferred Shares and the Class B Common Stock.

Description of Series B Preferred Stock

    The Company issued the Series B Preferred Shares during 1988. As of December 31, 1993, there were 16,591 Series B Preferred Shares outstanding.

    Dividends

    Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of Fifty-Six Cents ($0.56) per share, payable quarterly in January, April, July and October of each year. Dividends on the Series B Preferred Shares are cumulative.

    Payment of dividends on the Series B Preferred Shares shall be junior to payment of dividends at the stated rate of all other series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares. Dividends on the Series B Preferred Shares will be declared and paid or set apart for payment in full for all previous dividend periods (i) before the payment or setting apart of any funds or assets for the payment of any dividends on the Class A Shares or Class B Common Stock or any other class of stock, except preferred stock ranking on a parity with or senior to the Series B Preferred Shares, and (ii) before any purchase or other acquisition for value of any Class A Shares or Class B Common Stock or any future class of stock except preferred stock ranking on a parity with or senior to the Series B Preferred Shares; provided, however, that the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares, and dividends consisting solely of its Class B Common Stock on the Class B Common Stock.

    After payment of dividends at the stated rate on all series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares and on any other preferred stock of the Company that is on a parity with the Series B Preferred Shares, and payment of dividends at the stated rate on the Series B Preferred Shares, holders of the Series B Preferred Shares will participate pro rata with the holders of Class A Shares and Class B Common Stock and Series C Preferred Shares, on the basis of number of shares owned, in all other dividends by the Company to its stockholders, except that, as noted above, the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares, and dividends consisting solely of its Class B Common Stock on the Class B Common Stock.

    Liquidation Rights

    In the event of any liquidation, dissolution, receivership, bankruptcy, or winding up of the Company, voluntarily or involuntarily, the holders of the Series B Preferred Shares are entitled to receive the sum of Seven Dollars ($7.00) per share, plus any accrued and unpaid dividends thereon, before any distributions will be made to the holders of the Class A Shares or Class B Common Stock or any other class of stock junior in preference upon liquidation, but after or concurrent with distributions to be made at the stated rate on preferred stock of any series ranking on a parity with or senior in preference upon liquidation to the Series B Preferred Shares, and will be entitled to no other distribution.

    Conversion

    The holders of Series B Preferred Shares are entitled at any time to convert their Series B Preferred Shares into Class B Common Stock of the Company at the conversion ratio of one Series B Preferred Share convertible into one share of Class B Common Stock, upon payment of a conversion fee of Seven Dollars ($7.00) per share, subject to adjustment under certain conditions.

    The Amended Stock Purchase Agreement required that at least 90% of the Series B Preferred Shares be converted into Class A Shares on a share-for-share basis. Holders of 408,865 Series B Preferred Shares so converted on July 13, 1992, and a total of 420,909 Series B Preferred Shares had been so converted as of December 31, 1992. The remaining shares outstanding are 16,591.

    Voting Rights

    The holders of the Series B Preferred Shares are entitled to one vote per Series B Preferred Share on all matters on which shareholders are entitled to vote. Holders of the Series B Preferred Shares have full voting rights and powers equal to the voting rights and powers of the holders of the Class B Common Stock. Holders of the Series B Preferred Shares are entitled to vote generally for the election of directors and vote with the holders of the Class A Shares, the Class B Common Stock and Series C Preferred Shares as a single class, except that the holders of the Series B Preferred Shares are entitled to vote as a class on any modification to the rights of the Series B Preferred Shares and otherwise as required by law.

Description of Series C Preferred Stock

    At December 31, 1993, 900,000 shares of Series C Preferred Shares are outstanding. A total of 600,000 shares were issued during 1993 and 300,000 were issued during 1992.

    Dividends

    Holders of the Series C Preferred Shares are entitled to receive, if, as and when declared by the Board of Directors an annual cash dividend of One Dollar and Eighty Cents ($1.80) per share, payable semi-annually in April and October of each year. Dividends on the Series C Preferred Shares are noncumulative.

    Payment of dividends on the Series C Preferred Shares shall be junior to payment of dividends at the stated rate on the Series B Preferred Shares and all other series of preferred stock that the Company may issue in the future and that are designated senior to the Series C Preferred Shares. Dividends on the Series C Preferred Shares will be declared and paid or set apart for payment in full for a particular dividend period before the payment or setting apart of any funds or assets for the payment of any dividends on the Class A Shares or Class B Common Stock or any other class of stock, except Series B Preferred Shares and other preferred stock ranking on a parity with or senior to the Series C Preferred Shares; provided, however, that the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares, and dividends consisting solely of its Class B Common Stock on the Class B Common Stock.

    After payment of dividends at the stated rate on the Series B Preferred Shares and all other series of preferred stock that the Company may issue in the future and that are designated senior to the Series C Preferred Shares and payment of dividends at the stated rate on the Series C Preferred Shares, and on any other preferred stock of the Company that is on a parity with the Series C Preferred Shares, holders of the Series C Preferred Shares will participate pro rata with the holders of Class A Shares, Class B Common Stock, and Series B Preferred Shares on the basis of number of shares owned, in all other dividends by the Company to its stockholders, except that, as noted above, the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares, and dividends consisting solely of its Class B Common Stock on the Class B Common Stock.

    Liquidation Rights

    In the event of any liquidation, dissolution, receivership, bankruptcy, or winding up of the Company, voluntarily or involuntarily, the holders of the Series C Preferred Shares are entitled to receive the sum of Twenty Dollars ($20) per share, plus any declared and unpaid dividends thereon, before any distributions will be made to the holders of the Class A Shares or Class B Common Stock or any other class of stock junior in preference upon liquidation, but after distributions at the rate of Seven Dollars ($7.00) per share on the Series B Preferred Shares and after or concurrent with distributions to be made at the stated rate on any other preferred stock of any series ranking on a parity with or senior in preference upon liquidation to the Series C Preferred Shares and will be entitled to no other distributions.

    Conversion

    The Series C Preferred Shares are not currently convertible but will become so upon approval of a conversion feature by the holders of a majority of the Company's Class A Shares and Series B Preferred Shares (voting as a single class). The Company intends to seek such approval at its Annual Meeting of the stockholders. Although there is no assurance that such approval will be obtained, the members of the Company's Board of Directors have unanimously indicated that they will recommend to the stockholders that the conversion feature be approved.

    If the conversion feature of the Series C Preferred Shares is approved by the stockholders of the Company, each Series C Preferred Share will become convertible into: (i) forty (40) Class A Shares (i.e., at a conversion price of Fifty Cents ($0.50) per Class A Share); and (ii) 40 Warrants (the "Warrants"), each of which will entitle the holder thereof to purchase one Class A Share at Fifty Cents ($0.50) per share, which Warrants shall expire on December 31, 1995. If the Company's shareholders approve the conversion feature of the Series C Preferred Shares at the 1994 Annual Meeting, the Series C Preferred Shares outstanding will be mandatorily converted into Class A Shares and Warrants on that date and if, at the Annual Meeting, the Company's shareholders also approve a proposed amendment to the Company's Certificate of Incorporation, any Series C Preferred Shares that are issued after June 30, 1993 but are outstanding on December 31, 1993 will be mandatorily converted into Class A Shares and Warrants.

    Voting Rights

    The holders of the Series C Preferred Shares are entitled to one vote per Series C Preferred Share on all matters on which stockholders are entitled to vote. Holders of the Series C Preferred Shares are entitled to vote generally for the election of directors and vote with the holders of the Class A Shares, the Class B Common Stock and the

Series B Preferred Shares as a single class, except that the holders of the Series C Preferred Shares are entitled to vote as a class on any modifications to the rights of the Series C Preferred Shares and otherwise as required by law.

    The Company had various stock option plans which provided for the issuance of up to 400,000 Class A Common Shares. The stock option plans expired by their terms in January 1992 except that options granted prior to that date remain in effect and exercisable during the term of the options. Generally, options were granted at a price not less than the fair market value of the stock at the date of grant, were exercisable in increments of 40% after two years after the date of the grant and 20% each year thereafter, and expire ten years after the date of the grant.

                                                                       Shares                Options Outstanding
                                                                                --------------------------------
                                                                    Available          Number              Price
                                                                    for Grant      of Options          Per Share
                                                              --------------------------------------------------
Balances at December 31, 1990                                          78,646         294,175     $4.00 - $11.00

  Options granted                                                    (152,600)        152,600      4.13  -  5.91
  Options exercised                                                        --          (2,400)              4.00
  Options cancelled                                                    92,650         (92,650)     4.00  - 10.00
                                                              --------------------------------------------------
Balances at December 31, 1991                                          18,696         351,725      4.00  -  5.91

  Options granted                                                    (173,471)        173,471               3.63
  Options cancelled                                                   154,775        (167,007)     4.00  -  5.38
                                                              --------------------------------------------------
Balances at December 31, 1992                                              --         358,189      3.63  -  5.38

  Options cancelled                                                        --         259,989      3.63  -  5.38
                                                              --------------------------------------------------
Balances at December 31, 1993                                              --          98,200     $3.63  - $5.38
                                                              ==================================================

    Outstanding stock options for the purchase of 1,500 shares exercisable at $5.38, 6,000 shares exercisable at $5.00, 37,379 shares exercisable at $4.00 and 53,321 shares exercisable at $3.63 were outstanding at December 31, 1993.


Note 15:  Regulation

    In accordance with FIRREA, the FRB and the FDIC established capital regulations requiring the Company and Bank to maintain minimum: (i) tier 1 capital equal to 4% of total assets, as defined; (ii) tier 1 capital equal to 4% of risk-weighted assets; and (iii) total capital, as defined, equal to 8% of risk-weighted assets, as defined.

    The following table sets forth the Company's and the Bank's capital ratios compared to minimum capital requirements as of December 31, 1993 and the requirements contained in the Orders:


                                                                                      Minimum
                                                                                      Capital
                                                        Company           Bank    Requirement         Orders
                                                   ---------------------------------------------------------
Leverage                                                     6.7%           6.7%          4.0%           7.0%
Tier 1 risk-based capital                                    8.0            8.0           4.0            N/A
Total risk-based capital                                     9.5            9.5           8.0            N/A

         The FDICIA requires each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, the FDIC adopted final rules, effective for December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under FDICIA, the FDIC is required to take supervisory action against financial institutions that are not deemed either well capitalized or adequately capitalized. The rules generally provide that a bank is adequately capitalized if its total risk-based capital ratio is 8% or greater, its Tier

1 capital to risk based assets is 4% or greater, its leverage ratio is 4% or greater, and the financial institution is not subject to a capital directive. At December 31, 1993, the Bank was subject to a capital directive.

         The capital directive requires that the Bank maintain a Leverage Capital ratio equal to or greater than 7.0%. At December 31, 1993, the Bank's leverage capital ratio was 6.7%.


Note 16:  Employee Benefit Plans

    Employee Stock Ownership Plan

    The Company has established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. During 1985, the ESOP borrowed $500,000 from a third party financial institution at a floating rate based upon 90% of the institution's current prime rate. Repayment of the principal occurred in seven annual installments of $71,000 through June 30, 1992 and was completed as scheduled. The proceeds from this borrowing, which was not guaranteed by the Company, were used to purchase 62,500 Class A Shares at a price of $8.00 per share. During 1988, the ESOP established a loan for $650,000 from a third party financial institution at a floating rate based upon 95% of the current prime rate. At December 31, 1988, the ESOP had drawn $325,000 from this loan. Repayment of the principal is scheduled in quarterly payments of $23,000 through March 31, 1995. Payment on this loan started in the fourth quarter of 1988. The proceeds from the borrowing were used to purchase 28,571 shares of the Company's Series B Preferred Shares at a price of $7.00 per share, and to purchase the Company's Class A Shares throughout 1988. The stock purchased is pledged as collateral for the loan. During 1989, the ESOP drew the remaining $325,000 from this loan. The proceeds from the borrowing were used to purchase 50,000 shares of the Company's Class A Shares at a price of $5.00 per share, and the remaining amount will be used to purchase Company stock in the future. During 1993 and 1992, the ESOP did not purchase any shares of the Company's stock. The ESOP expired by its terms in January 1992.

    The Company has determined that its contribution to the ESOP will be sufficient to cover the yearly debt service on the ESOP's borrowings. At December 31, 1993, the Company had provided a total of approximately $1.8 million in contributions to the ESOP since its inception in 1985. During 1993, 1992 and 1991, the Company contributed $120,000, $240,000, and $240,000, respectively, to the ESOP.

    Employee Stock Purchase Plan

    The Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP") for the benefit of substantially all employees in March 1990, which was approved by the Company's stockholders in July 1990.

    A total of 25,000 shares of the Company's Class A Shares have been made available for purchase under the Plan, and a total of 25,000 shares of Class A Shares have been made available for matching awards under the Plan. The purchase price of the shares available under the Plan is the lesser of (i) 85% of the fair market value of such shares on the first day of the purchase period, or (ii) 85% of the fair market value of such shares on the last day of such purchase period.

    At December 31, 1993, the Company had outstanding 8,592 Class A Shares under the ESPP, approximately 23.0% of which represented matching shares. At December 31, 1992, the Company had outstanding 10,784 Class A Shares under the ESPP. The Company's Board of Directors suspended this Plan as of December 31, 1991.

    Employee 401K Plan

    The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1993, 1992, and 1991, the Company included $81,000, $90,000 and $95,000, respectively in non-interest expense in order to recognize contributions to the 401k Plan.

Note 17:  Commitments and Contingencies

    Lending and Letter of Credit Commitments

    In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1993 and 1992, the Bank had outstanding loan commitments, which are primarily adjustable rates, totaling approximately $29.6 million and $91.0 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $12.1 million and $17.0 million at December 31, 1993 and 1992, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments is expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

    Litigation

    Because of the nature of its business, the Company and its subsidiaries, including the Bank are from time-to-time a party to legal actions. At December 31, 1993, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

    The Bank is currently involved in three lawsuits, of which two were brought by former employees of the Bank in the California superior court; one former employee has alleged that the Bank and the Bank's former Chief Executive Officer (at the time of the termination) intentionally or negligently misrepresented their intentions regarding his employment contract, and failed to pay monies due under the employment contract, and that the Bank wrongfully terminated the employment contract. The former employee has sought damages of approximately $1.7 million under his contract claims. The other former employee alleges that the Bank, and the Bank's Chief Executive and Chief Financial Officers (at the time of that employee's termination) recruited the plaintiff with false representations and fraudulent omissions with respect to the financial condition of the Bank. The former employee claims to have resigned from secure employment and was subsequently terminated. The former employee has sought unspecified damages. The third lawsuit relates to a former borrower of the Bank in a cross complaint asserting that the Bank was fraudulent or negligent in its handling of certain transactions. The complaint is seeking damages of $3.3 million under his claims.

    The Bank has denied these allegations and is vigorously defending these proceedings. The disposition of these proceedings could have a material adverse effect on the Company's financial position or results of operation, however, management cannot predict the specific outcome of these actions. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.

    Other Contingencies

    During 1993, the Bank transferred a loan with a carrying value of $1.6 million collateralized by commercial real estate to in- substance foreclosure. The collateral securing this loan requires seismic upgrading and may be located on property containing hazardous materials. The Bank may perform further testing and investigation on the property to obtain additional information of the cost of the seismic upgrades and the nature and extent of any contamination. Management has not determined a final strategy for resolution of this non-performing asset at this time, and no specific provision has been made in the accompanying financial statement for these uncertainties. Resolution of these uncertainties may have a significant effect on the Bank's results of operations.

Note 18:  Related Party Transactions

    In the ordinary course of business, the Bank makes loans to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. The following table sets forth the activity related to loans to directors, officers and principal shareholders and their associates for the year ended December 31, 1993:

(Dollars in Thousands)                                                                                  Amount
                                                                                                 -------------
Balance at December 31, 1992                                                                           $ 2,938
  New loans or disbursements                                                                             4,706
  Principal reductions (cash repayments)                                                                (7,148)
                                                                                                 -------------
Balance at December 31, 1993                                                                           $   496
                                                                                                 =============

    The Company accounts for its investment in BSFBC, a California limited partnership, using the equity method. Condensed statements of financial condition and operations of BSFBC at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in Thousands)                                                           1993        1992
                                                                         ------------------------
Assets:
  Cash                                                                         $1,380      $1,063
  Receivables                                                                      25          56
  Fixed assets, net                                                             6,860       7,080
                                                                         ------------------------
    Total assets                                                               $8,265      $8,199
                                                                         ========================

Liabilities and Partner's Equity:
  Notes payable                                                                $2,297      $2,409
  Other liabilities                                                               207          43
  Partners' equity                                                              5,761       5,747
                                                                         ------------------------
    Total liabilities and partner's equity                                     $8,265      $8,199
                                                                         ========================


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)                                                           1993        1992         1991
                                                                         -------------------------------------
Rental income                                                                  $1,845      $1,846       $1,865
Other income                                                                      101          99          124
                                                                         -------------------------------------
    Total income                                                                1,946       1,945        1,989
    Total expense                                                               1,004       1,456        1,302
                                                                         -------------------------------------
Net income of partnership                                                      $  942      $  489       $  687
                                                                         =====================================

    The Bank's and BSFRI's equity in earnings of BSFBC in 1993, 1992 and 1991 was approximately $263,000, $202,000, and $245,000, respectively. Such income is included in the Bank's other income in the Company's Consolidated Financial Statements.

Note 19:  Fair Value of Financial Instruments

    The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107). The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                              1993                              1992
                                           -------------------------------   -------------------------------
                                                   Carrying           Fair           Carrying           Fair
(Dollars in Thousands)                               Amount          Value             Amount          Value
                                           -------------------------------   -------------------------------
Financial Assets:
  Cash and cash equivalents                        $ 25,833       $ 25,833           $ 19,597       $ 19,597
  Investment securities                              21,291         21,293             23,641         24,032
  Loans, net                                        141,140        145,350            226,813        226,682

Financial Liabilities:
  Deposits                                          210,111        209,934            285,685        285,607
  Other borrowings                                    1,303          1,361             15,053         15,053

    The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1993 and 1992:

CASH AND CASH EQUIVALENTS: Current carrying amounts approximate estimated fair value.

TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS: Due to the short term nature of time deposits with other financial institutions (original maturities of 90 days or less), current carrying amounts approximate market.

INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE: For securities held-to-maturity and available-for-sale, current market prices were used to determine fair value.

LOANS RECEIVABLE: The carrying amount of loans is net of unearned fee income and the reserve for possible losses. To estimate fair value of the Company's loans, primarily adjustable rate, commercial and real estate secured loans, each loan collateral type is segmented into categories based on fixed or adjustable interest rate terms, maturity, estimated credit risk, and accrual status. The fair value of loans is calculated by discounting cash flows expected to be received through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending factors.

DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1993. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWED FUNDS: Due to the terms of these borrowings, current carrying amounts approximate estimated fair value. A total of $1.2 million matures in June 1994.

OFF BALANCE SHEET INSTRUMENTS: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the face value of commitment fees collected.

Note 20:  Bank of San Francisco Company Holding Company

    Condensed statements of financial condition and operations of Bank of San Francisco Company Holding Company at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                                                       1993         1992
                                                                                     -------------------------
Assets:
  Cash and short term investments                                                         $   249      $   351
  Loan                                                                                         --          149
  Other real estate owned                                                                      96           --
  Investment in subsidiary                                                                 17,407       15,423
  Other assets                                                                                252            5
                                                                                     -------------------------
    Total assets                                                                          $18,004      $15,928
                                                                                     =========================

Liabilities:
  Borrowings for Employee Stock Ownership Plan                                            $   162      $   255
  Other liabilities                                                                           387           (3)
                                                                                     -------------------------
    Total liabilities                                                                         549          252
                                                                                     -------------------------

Stockholders' equity                                                                       17,455       15,676
                                                                                     -------------------------
    Total liabilities and shareholders' equity                                            $18,004      $15,928
                                                                                     =========================


CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)                                                           1993        1992         1991
                                                                         -------------------------------------
Income:
  Interest earned                                                            $     13    $     30      $   105
  Dividends from subsidiary                                                        --          --           80
                                                                         -------------------------------------
    Total income                                                                   13          30          185
                                                                         -------------------------------------

Expense:
  Provision for loan losses                                                        53          --           --
  Other expense                                                                   409          53           29
                                                                         -------------------------------------
    Total expense                                                                 462          53           29
                                                                         -------------------------------------

Income (loss) before equity in undistributed net loss of subsidiary              (449)        (23)         156
Equity in undistributed net loss of subsidiary                                 (9,806)    (22,154)      (9,310)
                                                                         -------------------------------------
    Net loss                                                                 $(10,255)   $(22,177)     $(9,154)
                                                                         =====================================

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                           1993        1992         1991
                                                                         -------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                                   $(10,255)   $(22,177)     $(9,154)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Equity in undistributed net loss of subsidiary                                9,806      22,154        9,310
  Provision for loan losses                                                        53          --           --
                                                                         -------------------------------------
Net cash flows provided by (used in) operating activities                        (396)        (23)         156
                                                                         -------------------------------------

Cash Flows provided by (used in) investing activities:
  Principal collected on loans                                                     --          10           76
  Investment in Bank                                                          (11,850)    (22,000)      (1,003)
  Net decrease (increase) in other assets                                        (246)         (2)          43
                                                                         -------------------------------------
Net cash used in investing activities                                         (12,096)    (21,992)        (884)
                                                                         -------------------------------------

Cash Flows provided by (used in) financing activities:
  Proceeds from sale of Preferred Stock                                        12,000       6,000           --
  Proceeds from sale of Common Stock                                               --      15,500           56
  Dividend paid on Preferred Stock                                                 --          --         (653)
  Decrease on dividend accrual on Preferred Stock                                  --          --          188
  Net increase in other liabilities                                               390          (3)        (254)
  Other net                                                                        --           8           --
                                                                         -------------------------------------
Net cash provided by (used in) financing activities                            12,390      21,505         (663)
                                                                         -------------------------------------

Decrease in cash and cash equivalents                                            (102)       (510)      (1,391)
Cash and cash equivalents at beginning of year                                    351         861        2,252
                                                                         -------------------------------------
Cash and cash equivalents at end of year                                      $   249     $   351      $   861
                                                                         =====================================


Note 21:  Quarterly Information (Unaudited)

    The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1993, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

                                                                          1993 Quarters Ended
                                                    ---------------------------------------------------------
(Dollars in Thousands Except Per Share Data)             March 31        June 30      Sept. 30        Dec. 31
                                                    ---------------------------------------------------------
Interest income                                            $4,826         $4,922        $4,445         $3,962
Interest expense                                            1,947          2,056         1,845          1,572
                                                    ---------------------------------------------------------
Net interest income                                         2,879          2,866         2,600          2,390

Provision for loan losses                                     141          2,641           618            154
Non-interest income                                         1,226          1,249         1,333          1,071
Non-interest expense                                        6,466          5,465         5,260          4,955
                                                    ---------------------------------------------------------
Loss before income taxes                                   (2,502)        (3,991)       (1,945)        (1,648)
Provision for taxes                                            68             20            15             66
                                                    ---------------------------------------------------------
    Net loss                                              $(2,570)       $(4,011)      $(1,960)       $(1,714)
                                                    =========================================================

Loss per common share:
Average common shares outstanding                       8,901,994      8,901,994     8,901,324      8,899,818
Net loss                                                   $(0.29)        $(0.45)       $(0.22)        $(0.19)

                                                                         1992 Quarters Ended
                                                    ---------------------------------------------------------
(Dollars in Thousands Except Per Share Data)             March 31        June 30      Sept. 30        Dec. 31
                                                    ---------------------------------------------------------
Interest income                                           $ 6,942        $ 6,500       $ 5,134        $ 5,308
Interest expense                                            3,625          3,030         2,503          2,136
                                                    ---------------------------------------------------------
Net interest income                                         3,317          3,470         2,631          3,172

Provision for loan losses                                   2,250          3,250         4,050            278
Non-interest income                                         1,488          1,002           876          1,424
Non-interest expense                                        6,212          7,878         7,585          8,443
                                                    ---------------------------------------------------------
Loss before income taxes                                   (3,657)        (6,656)       (8,128)       (4,125)
(Benefit) provision for taxes                                (425)            12            12             12
                                                    ---------------------------------------------------------
    Net loss                                              $(3,232)       $(6,668)      $(8,140)       $(4,137)
                                                    =========================================================

Loss per share:
Average common shares outstanding                       2,282,456      2,282,395     7,724,673      8,901,994
Net loss                                                   $(1.44)        $(2.95)       $(1.05)        $(0.46)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be furnished in the Company's definitive Proxy Statement and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item will be furnished in the Company's definitive Proxy Statement and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be furnished in the Company's definitive Proxy Statement and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be furnished in the Company's definitive Proxy Statement and is incorporated herein by reference.


                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  List of documents filed as a part of the report.

        The following financial statements are included in Item 8 of this report:

        Report of Independent Public Accountants;

        Consolidated Balance Sheets at December 31, 1993 and 1992;

        Consolidated Statements of Income for the years ended December 31, 1993, 1992, and 1991;

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991;

        Consolidated Statements of Cash Flow for the years ended December 31, 1993, 1992 and 1991;

        Notes to Consolidated Financial Statements.

    2.  Financial Statement Schedules

         All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

    3.   List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):
         Exhibit 3.1      Certificate of Incorporation of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)

         Exhibit 3.2      Agreement and Plan of Merger of Bank of San Francisco (Delaware) Holding Company, a Delaware corporation and Bank of San Francisco Company Holding Company, a California Corporation, dated June 24, 1988 (1)

         Exhibit 3.3      Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding
                          Company, dated May 22, 1989 (1)

         Exhibit 3.4      Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding
                          Company, dated September 21, 1989 (1)

         Exhibit 3.5      Bylaws of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)

         Exhibit 3.6      First Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated July 19, 1989 (1)

         Exhibit 3.7      Second Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated June 6, 1990 (1)

         Exhibit 4.1      Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 8% Series B Convertible
                          Preferred Stock of Bank of San Francisco Company Holding Company, dated July 28, 1988 (1)

         Exhibit 4.2      Amended Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 7% Series B
                          Convertible Preferred Stock of Bank of San Francisco Company Holding Company, dated October 7, 1988 (1)

         Exhibit 4.3      Certificate of Correction of Certificate of Incorporation, dated June 18, 1990 (1)

         Exhibit 4.4      Amended and Restated Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 9%
                          Series C Perpetual Preferred Stock of Bank of San Francisco Company Holding Company, dated November 30,
                          1992

         Exhibit 10.1     Sales agreement dated October 23, 1986 between Bank of San Francisco Realty Investors (BSFRI) and Bank
                          of America with respect to the lease on 550 Montgomery Street, San Francisco, California (2)

         Exhibit 10.2     Lease dated November 1, 1960 between The Lurie Company and Bank of America, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.3     Consent to Assignment of Lease, dated October 8, 2986, between The Lurie Company and Bank of San
                          Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery
                          Street (2)

         Exhibit 10.4     Assignment of Lease, dated October 17, 1986, by Bank of America to Bank of San Francisco and Bank of
                          San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.5     Nominee Agreement between Bank of San Francisco Realty Investors and 550 Partners, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.6     Partnership Agreement, dated October 23, 1996, by and among Bank of San Francisco, Bank of San
                          Francisco Realty Investors, and D.R. Stephens Separate Property Trust, with respect to 550 Montgomery
                          Street (2)

         Exhibit 10.7     Lease dated May 1, 1987, between Bank of San Francisco Building Company and Bank of San Francisco with respect to premises at 550 Montgomery Street, San Francisco, California (Bank Space and Office Space
                          Leases) (3)

         Exhibit 10.8     Bank of San Francisco Company Holding Company Employee Stock Ownership Plan, restated and amended as of January 1, 1989 (1)

         Exhibit 10.9     Agreement dated January 17, 1990 between Bank of San Francisco and Rogers, Casey & Associates, Inc.
                          with respect to investment consulting services (1)

         Exhibit 10.10    Employee Stock Purchase Plan (4)

         Exhibit 10.11    Letter Agreement with the Board of Governors of the Federal Reserve Board, dated April 21, 1989 (1)

         Exhibit 10.12    Escrow Agreement dated December 31, 1990 between Bank of San Francisco Company Holding Company and
                          Bank of San Francisco with respect to the Employee Stock Purchase Plan (5)

         Exhibit 10.13    Bank of San Francisco Company Holding Company 401(k) Profit Sharing Plan (5)

         Exhibit 10.14    Amended and Restated Indemnification Agreements dated October 29, 1991 between Bank of San Francisco
                          Company Holding Company and each director and executive officer of the Company (7)

         Exhibit 10.15    Indemnification Agreement dated November 25, 1991 between Bank of San Francisco and each director and executive officer of the Bank (8)

         Exhibit 10.16    Stock Purchase Agreement dated as of April 10, 1992 between Bank of San Francisco Company Holding and
                          Peninsula Holdings (9)

         Exhibit 10.17    First amendment to Stock Purchase Agreement dated May 14, 1992 between Bank of San Francisco Company
                          Holding Company and Putra Masagung (9)

         Exhibit 10.18    Second amendment to Stock Purchase Agreement dated June 18, 1992 between Bank of San Francisco Company
                          Holding Company and Putra Masagung (9)

         Exhibit 10.19    Agreement Respecting Assignment, Assumption, Consent and Amendments dated as of May 8, 1992 among Bank of San Francisco Company Holding Company, Peninsula Holdings and Putra Masagung

         Exhibit 10.20    Subscription Agreement dated as of October 29, 1992 between Bank of San Francisco Holding Company and
                          Putra Masagung

         Exhibit 10.21    First Amendment of Bank Space and Office Space lease, dated July 8, 1992 between Bank of San Francisco and Bank of San Francisco Building Company, with respect to premises at 550 Montgomery Street, San
                          Francisco, California

         Exhibit 10.22    Employment Agreements dated October 1, 1993 between Messrs. Champion and Price and Bank of San
                          Francisco Company Holding Company and the Bank of San Francisco.

         Exhibit 10.23    The Bank of San Francisco Company Holding Company 1993 Executive Stock Option Plan

         Exhibit 10.24    The Bank of San Francisco Company Holding Company 1993 Non-Employee Directors Stock Option Plan

         Exhibit 21       Subsidiaries of registrant (6)

         ___________________________
         Footnotes to List of Exhibits:

         *   Indicates filed herewith.

         (1) Incorporated by reference from the exhibits included with the Registrant's Form S-2 Registration Statement (Registration No. 33-34985), previously filed with the Commission.

         (2) Incorporated by reference from exhibits included in the Company's Annual Report on Form 10-K for the year ended December 31, 1986, previously filed with the Commission.

         (3) Incorporated by reference from exhibits included with the Company's Annual Report on Form 10-K for the year ended December 31, 1987, previously filed with the Commission.

         (4) Incorporated by reference from exhibits included with the Company's Form S-8 Registration Statement (Registration No. 33-35649), previously filed with the Commission.

         (5) Incorporated by reference from exhibits included with the Company's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.

         (6) Incorporated by reference from exhibits included with the Company's Annual report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.

         (7) Identical agreements have been signed by each executive officer and director of the Company.

         (8) Identical agreements have been signed by each executive officer and director of the Bank.

         (9) Incorporated by reference from exhibits included with the Company's Proxy Statement for the Special Meeting of Stockholders' held on June 25, 1992, previously filed with the Commission.


(b)  Reports on Form 8-K filed in the fourth quarter of 1993:

         Form 8-K filed December 15, 1993, Sale of Sacramento Regional Office dated December 4, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BANK OF SAN FRANCISCO COMPANY
                                HOLDING COMPANY



                         By:     /s/ Kent D. Price
                                 -------------------------------
                                 Kent D. Price
                                 Chairman of the Board and
                                 Chief Executive Officer


                                 Date:  February 22, 1994

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                                 Title                                                              Date
         ---------                                 -----                                                              ----
/s/ Kent D. Price                                  Chairman of the Board and                                    February 22, 1994
- -------------------------------------------                                                                     -----------------
Kent D. Price                                      Chief Executive Officer
                                                   (Principal Executive Officer)


/s/ Steven R. Champion                             Vice Chairman of the Board and                               February 22, 1994
- -------------------------------------------                                                                     -----------------
Steven R. Champion                                 Chief Financial Officer



/s/ Rodney D. Freed                                President and                                                February 22, 1994
- -------------------------------------------                                                                     -----------------
Rodney D. Freed                                    Chief Operating Officer



/s/ Donna Miller Casey                             Director                                                     February 22, 1994
- ------------------------------------------                                                                      -----------------
Donna Miller Casey



/s/ Carl D. Gustavson                              Director                                                     February 22, 1994
- -------------------------------------------                                                                     -----------------
Carl D. Gustavson


/s/ David R. Holbrooke                             Director                                                     February 22, 1994
- -------------------------------------------                                                                     -----------------
David R. Holbrooke, M.D.



/s/ Willard D. Sharpe                              Director                                                     February 22, 1994
- -------------------------------------------                                                                     -----------------
Willard D. Sharpe


/s/ Gordon B. Swanson                              Director                                                     February 22, 1994
- -------------------------------------------                                                                     -----------------
Gordon B. Swanson