Form 10-Q
period 1994-03-31
BANK OF SAN FRANCISCO CO HOLDING CO
filed 1994-05-12
CIK 351238

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1994

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-10198

                   Bank of San Francisco Company Holding Company
              (Exact name of Registrant as specified in its charter)

 Delaware                                                     94-3071255
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)																											 Identification No.)


 550 Montgomery Street, San Francisco, California                       94111
 (Address of principal executive office)                            (Zip Code)

                                  (415) 781-7810
               (Registrant's telephone number, including area code)

                                       None
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                No

The Registrant had 8,899,566 shares of Class A Common Stock outstanding on May 11, 1994.

          Bank of San Francisco Company Holding Company and Subsidiaries
                           Quarterly Report on Form 10-Q

                                 Table of Contents



                                                                         Page
Part I - Financial Information

Item 1.      Consolidated Statements of Financial Condition
              At March 31, 1994 and December 31, 1993   . . . . . . . . . . .1

             Consolidated Statements of Operations
              For the Three Months Ended March 31, 1994 and 1993. . . . . . .2

             Consolidated Statements of Changes in Shareholders' Equity
              For the Three Months Ended March 31, 1994 and 1993  . . . . . .3

             Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1994 and 1993. . . . . . .4

             Notes to Consolidated Financial Statements . . . . . . . . . . .5

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . .6


Part II - Other Information

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 20

Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . 21

Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 21

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . 21

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . 21

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 21


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                     Bank of San Francisco Company Holding Co
                  Consolidated Statements of Financial Condition
                       March 31, 1994 and December 31, 1993

                                                          (Unaudited)
                                                           March 31  December 31
(Dollars in Thousands Except Per Share Data)                 1994       1993
Assets:
Cash and due from banks                                   $   6,849   $   8,333
Federal funds sold                                           17,000      17,500
   Cash and cash equivalents                                 23,849      25,833

Investment securities held-to-maturity
 (Market: 1994, $11,327; 1993, $6,353)                       10,939       6,351
Investment securities available-for-sale                      4,418      14,940

Loans                                                       142,890     149,740
Deferred loan fees                                             (444)       (550)
Allowance for loan losses                                    (6,598)     (8,050)
   Loans, net                                               135,848     141,140

Other real estate owned                                      29,753      32,372
Real estate investments                                       3,530       3,643
Premises and equipment, net                                   3,463       3,592
Interest receivable                                             881         946
Other assets                                                  2,458       2,204
       Total Assets                                        $215,139    $231,021

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                              $ 35,427    $ 34,859
Interest bearing deposits                                   161,656     175,252
   Total deposits                                           197,083     210,111

Other borrowings                                              1,203       1,303
Other liabilities and interest payable                        2,469       2,152
   Total Liabilities                                        200,755     213,566

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)                  18,116      18,116
Common stock (par value $0.01 per share; number of               89          89
   shares outstanding 1994, 8,899,566; 1993, 8,899,801)
Additional paid-in capital                                   34,577      34,577
Deficit                                                     (38,285)    (35,101)
Employee purchase and option plans                              (73)       (166)
Unrealized loss on securities available-for-sale                (40)        (60)
   Total shareholders' equity                                14,384      17,455
       Total Liabilities and Shareholders' Equity          $215,139    $231,021

See accompanying notes to unaudited consolidated financial statements.

          Bank of San Francisco Company Holding Company and Subsidiaries
                        Consolidated Statements of Operations
                    Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)

                                                               March 31,
(Dollars in Thousands Except Per Share Data)                1994         1993
Interest income:
  Loans                                                    $ 2,966     $ 4,442
  Investments                                                  286         384
  Dividends                                                     11          --
   Total interest income                                     3,263       4,826
Interest expense:
  Deposits                                                   1,267       1,909
  Other borrowings                                              28          38
   Total interest expense                                    1,295       1,947

Net interest income                                          1,968       2,879
Provision for loan losses                                      141         141
Net interest income after provision for loan losses          1,827       2,738

Non-interest income:
  Service charges and fees                                     120         158
  Loan brokerage and servicing fees                             81          72
  Stock option commissions and fees                            614         724
  Other income                                                 101         291
  Loss on sale of investment securities and
       other assets, net                                      (101)        (19)
   Total non-interest income                                   815       1,226

Non-interest expense:
  Salaries and related benefits                              1,999       2,266
  Occupancy expense                                            615         740
  Professional fees                                            609         300
  FDIC insurance premiums                                      179         208
  Data processing                                              101         158
  Telephone                                                     48          86
  Other operating expenses                                     589         578
   Total operating expenses                                  4,140       4,336
Net cost of real estate operations                           1,658       2,130
   Total non-interest expense                                5,798       6,466
Loss before income taxes                                    (3,156)     (2,502)
Provision for income taxes                                      28          68
   Net loss                                                $(3,184)    $(2,570)

Loss per common share:
  Net loss                                                 $ (0.36)    $ (0.29)
  Weighted average shares outstanding                    8,899,798   8,901,994

See accompanying notes to unaudited consolidated financial statements.

          Bank of San Francisco Company Holding Company and Subsidiaries
            Consolidated Statements of Changes in Shareholders' Equity
                    Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                       EmployeeUnrealized
                                                       Purchase Loss on   Total
                                      AdditionalRetained    andSecuritiesShare-
                        Preferred Common Paid-inEarnings OptionAvailableholders'
(Dollars in Thousands)      Stock  Stock Capital(Deficit) Plansfor-Sale  Equity

Balances at Jan. 1, 1993 $  6,116$    89$ 34,583$(24,846)$ (266)       $ 15,676

Net change in employee stock
   ownership plans             --     --      --     --      23              23
Net proceeds from sale
   of stock                 6,000     --      --     --      --           6,000
Net loss (three months)        --     --      -- (2,570)     --          (2,570)

Balances at Mar. 31, 1993  12,116     89  34,583(27,416)   (243)         19,129

Net change in employee stock
   ownership plans             --     --      (6)    --      77              71
Net proceeds from sale
   of stock                 6,000     --      --     --      --           6,000
Unrealized loss on securities
   available-for-sale          --     --      --     --      -- $   (60)    (60)
Net loss (nine months)         --     --      -- (7,685)     --      --  (7,685)

Balances at Dec. 31, 1993  18,116     89  34,577(35,101)   (166)    (60) 17,455

Net change in employee stock
   ownership plans             --     --             --      93      --      93
Unrealized gain on securities
   available-for-sale          --     --     --      --      --      20      20
Net loss (three months)        --     --     --  (3,184)     --      --  (3,184)

Balances at Mar. 31, 1994 $18,116$    89$34,577$(38,285)$  (73)$  (40)$ 14,384

See accompanying notes to unaudited consolidated financial statements.

          Bank of San Francisco Company Holding Company and Subsidiaries
                       Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


(Dollars in Thousands)                                           1994      1993
Cash Flows from Operating Activities:
Net loss                                                       $(3,184) $(2,570)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Provision for loan losses                                        141      141
  Depreciation and amortization expense                            123      205
  Net loss on other real estate owned and real estate investment 1,200    1,606
  Purchase of investment securities held-for-sale                   --   (1,310)
  Sale of investment securities held-for-sale                       --    2,620
  Gain on sale of investment securities held-for-sale               --     (17)
  Loss on sale of investment securities available-for-sale         100      --
  Decrease in interest receivable                                   65      69
  Decrease in interest payable                                    (172)    (128)
  Decrease in deferred loan fees                                  (106)     (7)
Net cash flows (used in) provided by operating activities       (1,833)     609

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
   securities held-to-maturity																																			3,299   1,500
  Purchase of investment securities                             (7,887) (1,449)
  Sale of investment securities available-for-sale              15,020      --
  Purchase of investment securities available-for-sale          (4,579)
  Net decrease in loans                                          5,170  20,859
  Recoveries of loans previously charged off                        87       8
  Purchases of premises and equipment                               --     (20)
  Sale of other real estate owned                                1,978    1,657
  Acquisition of other real estate owned                          (445)  (1,659)
  Net (increase) decrease in other assets                         (248)     238
Net cash provided by investing activities                     $ 12,395 $ 21,134

Cash Flows from Financing Activities:
  Net decrease in deposits                                    $(13,028)$(16,167)
  Net decrease in other borrowings                                  (7)    (119)
  Net increase in other liabilities                                489      920
  Net proceeds from sale of preferred stock                         --    6,000
Net cash (used in) provided by financing activities            (12,546)   9,366

(Decrease) increase in cash and cash equivalents                (1,984)  12,377
Cash and cash equivalents at beginning of period                25,833   19,597
Cash and cash equivalents at end of period                    $ 23,849 $ 31,974

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                      $  1,467 $  2,037

Supplemental Schedule of Noncash Investing and Financing Activities:

Payment of income taxes                                            67        40
Net transfer of loans to other real estate owned                   --       429
Conversion of subordinated debt to common stock                    --     4,367

See accompanying notes to unaditied consolidated financial statements.

             Bank of San Francisco Company Holding Company and Subsidiaries
                       Notes to Consolidated Financial Statements
                                       (Unaudited)

Note 1 - Organization

      The Bank of San Francisco Company Holding Company (the "Company") is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Bank of San Francisco (the "Bank"), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982.

Note 2 - Principles of Consolidation and Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions pursuant to Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and therefore, do not include all the information and footnotes necessary to present the consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.

      The data as of March 31, 1994 and December 31, 1993, and for the three months ended March 31, 1994 and 1993 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and operations. Certain amounts in the 1993 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three months ending March 31, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994. This report should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

      The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, BSFRI, formerly BSF Equities. All material intercompany transactions have been eliminated in consolidation.

Note 3 - Loss Per Common Share

      Loss per common share is calculated using the weighted average number of common shares outstanding divided into net loss. The potential conversion of the Series C Preferred Shares and warrants are not included as common stock equivalents due to the dilutive effect on per common share calculations of operating losses.

Note 4 - Dividend Restrictions

      The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the FRB. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors suspended the dividend on the Class A Common Shares and the Series B Preferred Shares.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Bank of San Francisco Company Holding Company is a one-bank holding company registered in Delaware under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California chartered bank organized in 1978, with deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

      The Company recorded a net loss of $3.2 million, or $0.36 per common share, for the three months ended March 31, 1994, compared to a net loss of $2.6 million, or $0.29 per common share for the same period in 1993. The increase in the Company's net loss of $614,000 was from lower net interest income of $911,000 and other non-interest income of $411,000 which were partially offset by declines in total operating expenses of $196,000, lower cost of real estate operations of $472,000, and lower income tax expense of $40,000.

      The Company's total non-interest expenses decreased slightly as a result of an operating expenses control program instituted by the Company in the second half of 1993, including expenses associated with managing its high levels of non-performing assets. Offsetting some of these improvements, professional fees consisting of legal, accounting and consulting expenses related to the Company's regulatory examination and related to the Company's 1994 Annual Meeting of Shareholders, increased $309,000 from $300,000 in the first quarter of 1993. Total non-interest expense decreased $668,000 from the same period in 1993.

      At March 31, 1994, total assets were $215.1 million, a decline of $15.9 million, or 6.9% from $231.0 million at December 31, 1993. Total loans were $142.9 million, a decrease of $6.8 million, or 4.5% from the $149.7 million at December 31, 1993. Total deposits were 197.1 million at March 31, 1994, compared to $210.1 million at December 31, 1993.

      In February 1994, the Company issued a Private Placement Memorandum offering (the "Offering) to sell the Company's Class A Common Stock including warrants to purchase additional shares of common stock, and certain risk-protection rights. This Offering is expected to raise up to $26.0 million, before the estimated expenses of the Offering, and to be completed in the second quarter of 1994. The price has been set at $0.32 per share. The price was derived from a Class A Common Stock book value based on 44,599,500 shares of Class A Common Stock outstanding, which assumes conversion of certain preferred stock, as of March 31, 1994.


Regulatory Directives and Orders

      Federal Reserve Board Directive

      As a result of the Federal Reserve Bank of San Francisco's (the "FRB") examination of the Company as of June 30, 1991, the FRB on April 20, 1992 issued a letter (the "Directive") prohibiting the

Company, without the FRB's prior approval, from (i) paying any cash dividends to its shareholders, (ii) incurring any new debt or increasing existing debt, (iii) repurchasing any outstanding stock of the Company or (iv) acquiring or entering into an agreement to acquire any entities or portfolios. The Company has been notified that it is in a "troubled condition" for purposes of Section 914 of the Financial Institutions Recovery, Reform and Enforcement Act ("FIRREA"). Accordingly, the Company must notify the FRB 30 days in advance of adding or replacing any director or senior executive officer. All existing directors and officers have been approved by the FRB. Additional directors have been identified for approval.

      Cease and Desist Orders

      On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the Federal Deposit Insurance Corporation (the "FDIC) and the State Banking Department (the "SBD") that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the
Bank), to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part;
(g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994;
(k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and
(l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

      As of March 31, 1994, the Bank met all industry-wide capital requirements but failed to meet the 7% leverage capital ratio imposed by the Orders. This failure is the result of continued losses suffered through the first quarter of 1994. The Bank also failed to reduce its volatile liability dependency ratio to not more than 15% by April 30, 1994. The Bank presently has outstanding $20.0 million of brokered deposits, which mature on September 30, 1994, that it is permitted to accept only as a result of the waiver granted by the FDIC of an otherwise applicable prohibition against the Bank's acceptance of brokered deposits. In connection with the regulatory examination, certain questions at the field examination level have been raised relating to the Bank's solicitation and acceptance of certain other deposits placed in the Bank by certain money managers. The aggregate amount of such deposits were approximately $7.0 million at March 31, 1994. If the FDIC ultimately concludes that such deposits constitute brokered deposits, the Bank would be required to seek a further waiver from the FDIC to increase the amount of brokered deposits the Bank is permitted to accept, which also would affect the Bank's volatile liability dependency ratio. The Bank expects that if it is able to complete the Offering, no action will be taken by the FDIC or the SBD with respect to such non-compliance. No assurances, however, can be given that no action will be taken with respect to such non-compliance or that the waiver will be extended after September 1994. The Bank believes that it is substantially in compliance with the other requirements of the Orders and Restoration Plan. No assurance can be given that capital, in addition to that raised pursuant to the Offering, can be raised if the Bank requires such additional capital to remain in compliance with capital adequacy requirements or to pursue the new strategic focus of the Bank and the Company. In addition, because of its asset quality, operating losses, volatile liability dependency and liquidity problems, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are not adequately capitalized.

      In response to the Orders, management has submitted a business plan to the FDIC and the SBD for approval. Management expects that the basic strategic actions contemplated in the business plan will be substantially approved by the FDIC and the SBD after the present regulatory examination is completed. Management also expects, however, that the FDIC and SBD will require that the business plan be modified to address any brokered deposit and liquidity concerns with more specific plans. Management is presently developing such specific plans and believe that the Bank will be able to take the basic strategic actions contemplated in the business plan without need for further regulatory approval, subject to the requirement that the Bank return to profitability and be operated safely and soundly.

      Capital Impairment Orders

      The California Financial Code (the "Financial Code") requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of such order. Under Section 134(b) of the Financial Code, the "contributed capital," defined as all shareholders' equity other than retained earnings, of a bank is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. Under
Section 662 of the Financial Code, the Superintendent has the authority and discretion to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi-reorganization, which may include eliminating its deficit retained earnings, under
Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

      A bank is required to levy such an assessment within 60 days of the Superintendent's order; the assessment becomes a lien upon the shares assessed from the time of service or publication of such notice of assessment. Within 60 days of the date on which the assessment becomes delinquent, a bank subject to the Superintendent's order must sell or cause to be sold to the highest bidder for cash as many shares of each delinquent holder of the assessed shares as may be necessary to pay the assessment and charges thereon.

      As of March 31, 1994, the Bank had contributed capital of $49.2 million and deficit retained earnings of $34.8 million, or approximately 70.7% of contributed capital, within the meaning of
Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $15.1 million. On November 6, 1992, February 17, 1993, November 16, 1993 and February 7, 1994, the Superintendent issued orders to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital.

      In response to the February 7, 1994 order requiring the Bank to correct its impaired within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days and requested the SBD's cooperation as the Company implements its plan for an Offering.

      The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital.

      As of March 31, 1994, the Bank would have been required to raise $38.0 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). The proceeds of the Offering alone will not be sufficient to correct the Bank's capital impairment. However, the Bank believes that with the proceeds of the Offering and, if a quasi-reorganization is permitted by the SBD, permitting the Bank to reclassify (among other adjustments) the Bank's shareholder's equity by reducing its retained deficit by a corresponding charge to the Bank's contributed capital in excess of par value, the Bank, then, would not have impaired contributed capital.

      The Company continues discussions with SBD staff regarding a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved, and that it will then be possible for the Bank to effect a quasi-reorganization. Management also believes that, because it is anticipated that the Bank will have high leverage and risk-based capital ratios after the Private Placement, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity or further operating issues could not arise that would provide incentive to the superintendent to utilize the powers granted by Section 134.

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

Results of Operations

Net Interest Income

      The Company's net interest income decreased to $2.0 million from $2.9 million in the quarter ended March 31, 1994 from the same quarter in 1993, respectively, a decline of $911,000 or 31.4%. The decrease was the result of reductions in both interest-earning assets and a slight decrease in the Bank's interest margin. Both interest-earning assets and interest bearing liabilities decreased 30.3% for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993. The average margin decreased 0.24% from 4.87% for the quarter ended March 31, 1993, to 4.63% for the quarter ended March 31, 1994 primarily as a result of a change in the mix of deposit and loan types from the same period in 1993.

      As of March 31, 1994, the certificates of deposit were $79.8 million or 40.0% of total deposits and borrowings compared to $91.2 million or 32.0% of total deposits and borrowings for the same period in

1993. During first quarter of 1994, the average stock option loans were lower and fees related to loans were lower than in the same period in 1993.

Non-Interest Income

      Non-interest income decreased $411,000, from $1,226,000 at March 31, 1993 to $815,000 at March 31, 1994. The reduction in the Company's earning assets contributed to the decrease in service charges and fees of $38,000, or 24.1%. Stock option commissions and fees decreased $110,000, or 15.2% as a result of reduced activities by holders of stock options. Other income was $190,000 lower than the previous corresponding period partially due to a non-recurring split dollar life insurance policy refund in 1993, lower miscellaneous income related to brokerage activities, and lower income from operating lease. Decrease in gain (loss) on sale of assets was attributable to a $100,000 loss on the redemption of mutual funds discussed later. See "Investments."

      Due to the increases in the interest rates and the volatility of the stock market during the first quarter of 1994, which are expected to continue during the second quarter of 1994, the Bank is experiencing a significant reduction in stock option activities. The activities are usually tied to the performance of each stock option holder's company. With large movements in the price of the stock of many companies, many stock option holders are not exercising their options. The decrease in transactions is expected to reduce the amount of commission and fee revenue earned and the transaction related costs incurred by the Bank in the second quarter of 1994.

Non-Interest Expense

      Operating Expenses

      The Company's operating expenses decreased by $196,000 during the first quarter of 1994 compared to the same period in 1993 primarily as a result of an operating expenses control program instituted by the Company in the second half of 1993 and as a result of lower costs related to lower loan and deposit volumes. Offsetting some of these improvements certain expenses increased including professional fees consisting of legal, accounting and consulting expenses. The expense increases related to the Company's regulatory examination, implementation costs related to improvements required in the Orders, legal costs for the Company's 1994 Annual Meeting of Shareholders, costs related to implementation of the Bank's business strategies, and certain other one time costs.

      The one time costs include a $300,000 payment for the settlement of a lawsuit, an accrual of costs related to out-sourcing certain functions related to the Bank's data processing operations, and an accrual for costs related to certain bonuses under an incentive plan that has been cancelled. See "Part II -- Other Information -- Legal Proceedings."

      The Bank expects professional service related costs to continue to exceed prior year levels during the second quarter 1994. These costs will relate to the finalization of the regulatory examinations, to the preparation of the Annual Meeting, to the implementation of new business strategies, and the exploration of possible solutions related to the liquidation of problem assets.

      Net Cost of Real Estate Operations

      Net cost of real estate operations decreased $472,000 from $2.1 million at March 31, 1994 to $1.6 million at March 31, 1994. The decrease is attributed to a reduction in the Bank's provision for losses and losses on sale of other real estate owned, totaling $1.2 million for the quarter ended March 31, 1994, compared to $1.7 million for the quarter ended March 31, 1993. In part, the decrease was due to a reduction in foreclosed properties and smaller write-downs of existing properties which may indicate a reduction in credit quality weaknesses.

      The loss on sale and real estate loss provisions recognized during the first quarter 1994 related to seven properties.

Financial Condition

Liquidity and Capital Resources

      Liquidity

      The Bank's liquid assets, which includes cash and short term investments totaled $39.2 million, or 18.2% of total assets, at March 31, 1994, a decrease of $7.9 million, from $47.1 million, or 20.4% of total assets, at December 31, 1993. The decrease was the result of net reduction in deposits of $13.0 million during the first quarter of 1994. See "Deposits."

      As of March 31, 1994, the Bank had pledged loans and securities enabling the Bank to borrow up to $4.0 million from the Federal Home Loan Bank of San Francisco (FHLB). The Bank had not drawn on this line of credit during the first quarter of 1994. The Bank expects that it will utilize the FHLB line of credit during the second quarter of 1994 to manage its liquidity position through short-term borrowings. In the future, long and short term borrowings from the FHLB will be used as an on-going source of liquidity and funding.

      The Bank currently has a short-term line of credit at the discount window with the Federal Reserve Bank of up to $3.2 million secured by loans in the Bank's portfolio. As of March 31, 1994, the Bank had not drawn on its line of credit with the Federal Reserve Bank.

      The Bank recently implemented a contingency funding plan which addresses possible funding and liquidity problems. This plan provides for early warning system that monitors trends in the Bank's cash flow in addition to identifying sources of additional funds.

      During 1992 and 1993, the Company's principal source of liquidity has been new capital from the issuance of its capital stock. As of March 31, 1994, the Company (not the Bank) will not be able to meet its short-term liabilities without an additional capital infusion or through short-term borrowings.

      Capital

      At March 31, 1994, shareholders' equity was $14.4 million, compared to $17.5 million at December 31, 1993, primarily as a result of the $3.2 million net operating loss. At March 31, 1994, the Company and the Bank's Tier I capital were $14.4 million and $14.3 million, respectively. Tier I capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.

      The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of March 31, 1994, the Company was in compliance with all minimum capital requirements and the Bank was in compliance with all minimum capital requirements, except for the minimum leverage ratio of 7% mandated by the Orders. The decline in the Company and Bank's leverage ratio during the first quarter was primarily the result of the first quarter operating loss.

      The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1994:

                                                       Minimum
                                                       Capital
                              Company       Bank   Requirement      Orders
Leverage ratio                  6.4%         6.4%        4.0%         7.0%
Tier 1 risk-based capital       7.4          7.4         4.0           N/A
Total risk-based capital        8.8          8.8         8.0           N/A

      The Company and the Bank must raise additional capital in order to obtain greater assurance that the Company and the Bank will be able to meet their minimum capital requirements on an ongoing basis and to pursue perceived opportunities and management's new strategic initiatives. However, if the Company were to receive the maximum amount under the Offering, the Bank would still not be in compliance with the Capital Impairment Orders discussed earlier. See "Regulatory Directives and Orders -- Capital Impairment Orders."

Investment Activities

      At March 31, 1994, the Company's investment securities, including Fed funds sold, totaled $32.4 million, or 15.2% of total assets, compared to $38.8 million, or 16.8% of total assets, at December 31, 1993.

      At March 31, 1994, investment securities held-to-maturity totaled $10.9 million, compared to $6.4 million at December 31, 1993, and are carried at amortized cost. At March 31, 1994, the Company held $4.4 million defined as securities available-for-sale and an unrealized loss of $40,000 is included as a separate component of shareholder's equity to reflect the current market value of these securities. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company.

      Investment securities available-for-sale of $14.9 million at December 31, 1993, consisting of mutual funds, were liquidated during the first quarter of 1994 in order to shorten the maturity of the investment portfolio, allow better control over interest rate risk in the investment portfolio, and take advantage of the improved yields of owning individual debt securities versus a pool of securities as in a mutual fund portfolio. The investments purchased include treasury securities, adjustable rate mortgage backed securities and collateralized mortgage backed securities. A loss of $100,000 was recorded on the sale a securities available for sale.

      The increase in investment securities held-to-maturity of $4.6 million resulted primarily from the liquidation of the mutual funds discussed earlier. The remaining funds were used to purchase securities available-for-sale of $4.4 million and to paydown certain deposit liabilities. All investment securities held-to-maturity purchased during the first quarter of 1994 have maturities or principal amortization of one year or less.

Loans

      During the first quarter of 1994, total loans decreased by $6.2 million, from $149.7 million at December 31, 1993 to $142.9 million at March 31, 1994. The reduction resulted primarily from loan repayments and loan charge-offs. The composition of the Bank's loan portfolio at March 31, 1994 and December 31, 1993 is summarized as follows:

                                                    March 31    December 31
(Dollars in Thousands)                                1994         1993
Commercial and financial                              $ 104,527   $ 109,008
Real estate construction                                 14,040      14,023
Real estate mortgage                                     24,121      26,479
Net lease financing                                         202         230
                                                        142,890     149,740
Deferred fees and discounts, net                           (444)       (550)
Allowance for possible loan losses                       (6,598)     (8,050)
      Total loans, net                                $ 135,848   $ 141,140

      Included in new loan fundings are loans to facilitate the sale of the Bank's other real estate owned and real estate investment properties. Typically, these loans are purchased from the Bank with certain minimum financing terms. The terms vary on a case-by-case basis, but depend heavily on the down payment and the financial strength of the new borrower. The Bank's loans to facilitate the sale of other real estate owned and real estate investment were $22.7 million at March 31, 1994 compared to $21.6 million at December 31, 1993. The Bank expects that it may continue to provide loans to facilitate as it liquidates its problem asset portfolio.

      Classified Assets

      Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned.

      The table below outlines the Bank's classified assets at March 31, 1994 and December 31, 1993:

                                                    March 31    December 31
(Dollars in Thousands)                                 1994        1993
Loans - performing                                    $ 18,060    $ 11,847
Non-accrual loans                                       12,117      11,086
Other real estate owned                                 29,753      32,372
Real estate investments                                  1,352       1,468
      Total classified assets                         $ 61,282    $ 56,773

      Classified loans increased to $61.3 million as of March 31, 1994 compared to $56.8 million at December 31, 1993. Based on comments received from the FDIC and SBD field examiners during the present examination, the Bank refined its loan grading and classification process. The Bank reclassified $11.1 million in loans that were previously identified as special mention loans. Special mention loans are defined as loans that do not presently expose the Bank to a sufficient degree of risk to warrant a more adverse classification, but possess certain credit deficiencies or potential weaknesses deserving management's attention.

      The Bank was required by the Orders to reduce certain classified assets to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994, and no more than $40.0 million by September 30, 1994. See "Regulatory Directives and Orders -- Cease and Desist Orders." At March 31, 1994, the Bank was not in compliance with the Orders with $51.1 million in such assets. However, the Bank expects that no regulatory action will be taken with respect to such deficiency in light of its substantial compliance. The Bank expects that it will meet the September 30, 1994 requirement of the Orders.

      Management cannot foresee when the present weakness in the regional real estate market will diminish, and a lengthy continuation of this weakness could increase the amount of the Bank's classified or non-performing assets and, in addition, could have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms that are favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. Moreover, the Bank has been incurring substantial asset-carrying expenses, such as maintaining and operating properties included within the Bank's other real estate owned classification, and the Bank may continue to incur asset-carrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

      The Bank continues to explore the possible sale of part or all of the problem assets in its loan, other real estate owned, and real estate investment portfolios. Management expects that any such sale would likely entail further write-down of the problem assets sold in recognition of the administrative expenses and holding cost incurred by the buyer, together with the rate of return expected by the buyer for such a transaction. Management anticipates that such a sale would be undertaken, if at all, only in the event of the successful completion of the Offering. The Bank expects that additional costs for professional services will be incurred during the second quarter in order to properly evaluate the potential for such a sale or other method of liquidating the problem asset portfolio.

      Non-Performing Assets

      Non-performing assets are comprised of non-accrual loans, in-substance foreclosed assets and real estate foreclosures.
Non-performing assets were $41.9 million at March 31, 1994, down slightly from $43.5 million at the end of 1993.

      During the first quarter 1994, the reduction of $1.6 million in non-performing assets was primarily the result of OREO sales of $1.3 million, net of write-downs of $1.1 million. A total of $3.3 million in loans were transferred to non-accrual status as a result of certain credit quality weaknesses, $1.1 million in non-accrual loans was paid off, and a total of $1.4 million in non-accrual loans were charge-off during the first quarter of 1994.

      At March 31, 1994 and December 31, 1993, other real estate owned, including in-substance foreclosed loans, was $29.8 million and $32.4 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. An in-substance loan may be returned to a performing loan status if the existing borrower can pay all uncollected interest or provide for a principal reduction and can demonstrate the financial ability to maintain cash flow to support the loan for the foreseeable future. At March 31, 1994 and December 31, 1993, in-substance foreclosed loans were $17.8 million and $19.1 million, respectively. As of March 31, 1994 and December 31, 1993, all other real estate owned (OREO) and real estate investments held for development were classified.

      Non-performing assets secured by subordinate deeds of trust totaled $1.1 million as of March 31, 1994. Of the $17.8 million in other real estate owned that was classified as in-substance foreclosure, $17.1 million of which are secured by first deeds of trust. Restructured loans totaled $2.0 million at March 31, 1994 and December 31, 1993.

      The following table provides information on all non-performing assets at March 31, 1994 and December 31, 1993:

                                                    March 31    December 31
(Dollars in Thousands)                                1994        1993
Non-accrual loans                                    $ 12,117    $ 11,086
Other real estate owned                                29,753      32,372
      Total non-performing assets                      41,870    $ 43,458

Percentage of total loans and OREO outstanding           24.2%       23.9%

      In addition to the loans disclosed in the foregoing table, the Bank had approximately $3.2 million in loans on March 31, 1994 that were between 31 and 89 days delinquent. In the opinion of management, these loans have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. As of March 31, 1994, $1.7 million in loans were less than 90 days delinquent, but were transferred to non-accrual status. These loans had demonstrated weaknesses that warranted non-accrual status.
Approximately $2.7 million of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate and $500,000 were unsecured.

      During 1993, the Bank transferred to in-substance foreclosure a loan with a carrying value of $1.6 million collateralized by commercial real estate. The collateral securing this loan may require seismic upgrading and may be located on property containing hazardous materials. The Bank may perform further testing and investigation on the property to obtain additional information concerning the cost of the seismic upgrades and the nature and extent of any contamination. In conjunction with the current regulatory examination, $600,000 was charged-off at March 31, 1994, reducing the carrying value to $1.0 million. The actual losses the Bank may incur on this property have not been determined and no assurances can be given that further charge-offs will not be required.


      Valuation Allowances

      During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Among the requirements of SFAS No. 114 is that the value of an impaired loan be measured based on the present value of expected future cash flows or at the fair value of the collateral if the loan is real estate dependent. Loans historically classified as in-substance foreclosure will no longer be included in other real estate owned, but rather will remain in the loan portfolio. SFAS No. 114 is effective beginning in 1995, but, earlier implementation is permitted. The Company anticipates implementing SFAS No. 114 on January 1, 1995. The effect of SFAS No. 114 on the Company's financial statements is unknown at this time because the complex analysis to implement this standard has not been completed.

      Allowance for Loan Losses

      The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

      Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties.

      The following table summarizes the loan loss experience of the Bank for the quarter ended March 31, 1994:

                                                                  March 31
(Dollars in Thousands)                                              1994
Beginning balance of allowance for loan losses                     $ 8,050
  Charge-offs                                                       (1,680)
  Recoveries                                                            87
  Provision                                                            141
Ending balance of allowance for loan losses                        $ 6,598

      For the quarter ended March 31, 1994, the Company charged-off $677,000 in real estate related loans, $334,000 in commercial loans and $669,000 in unsecured loans. Recoveries were $87,000 relating to 15 loans. The charge-offs related primarily to loans with specific loan loss allowances. In conjunction with the present regulatory examinations, those loans that exhibited continued weakness or credit quality deterioration were charged-off during the first quarter of 1994. The unallocated portion of the allowance for loan loss totaled $789,600 at March 31, 1994 compared to $2.8 million at December 31, 1993. The reduction in the unallocated allowance was primarily the result from the refinement of the Bank's loan grading and classification process.

      Allowance for Losses on Other Real Estate Owned

      The following table summarizes the other real estate owned loss experience of the Bank for the quarter ended March 31, 1994:

                                                                  March 31
(Dollars in Thousands)                                              1994
Beginning balance of allowance for losses                          $ 2,986
  Charge-offs                                                          (50)
  Provision                                                          1,010
Ending balance of allowance for losses                             $ 3,946

      The Bank recorded a net loss of $66,400 on sale of two OREO properties. The OREO properties are shown net of allowance for losses. The provision for loss on OREO during the first quarter of 1994 resulted from the continuing review of the OREO portfolio. See "Results of Operations -- Net Cost of Real Estate Operations."

      Allowance for Losses on Real Estate Investments

      The following table summarizes the real estate investments loss experience of the Bank for the quarter ended March 31, 1994:

                                                           March 31
(Dollars in Thousands)                                       1994
Beginning balance of allowance for losses                   $ 712
  Charge-off                                                   --
  Provision                                                   124
Ending balance of allowance for losses                      $ 836

The provision for loss on real estate investments related to two properties. The provision was required as a result of a reduction in the fair value as of March 31, 1994.

Deposits

      The Bank had total deposits of $197.1 million at March 31, 1994, compared to $210.1 million at December 31, 1993, a decrease of $13.0 million. A summary of deposits at March 31, 1994 and December 31, 1993 is as follows:

                                                    March 31    December 31
(Dollars in Thousands)                                 1994        1993
Demand deposits                                       $   35,427  $   34,859
NOW                                                       41,549      48,908
Money market                                              34,377      35,051
Savings                                                    5,921       7,544
      Total deposits with no stated maturity             117,274     126,362
Time deposits:
  Less than $100,000                                      49,081      51,481
  $100,000 and greater                                    30,728      32,268
      Total time deposits                                 79,809      83,749
      Total deposits                                   $ 197,083   $ 210,111

      The $13.0 million decline was attributed to decreases in private banking customer deposits of $6.7 million, Association Bank Services customer deposits of $5.7 million, and money desk deposits of $3.2 million which were partially offset by increases in deposits related to stock option lending deposits of $2.9 million.

      The Bank's primary focus is in private banking, with deposits totaling $73.7 million, or 37.4% of total deposits, at March 31, 1994, compared to $80.4 million, or 38.3% of total deposits, at December 31, 1993. Private banking customer deposits declined $6.7 million during the first quarter of 1994 primarily as a result of customer concerns over the financial condition of the Bank. Upon the completion of the Offering, the Bank believes that existing and former clients of the private banking group will increase and reestablish their relationship with the Bank, particularly their depository relationships.

      The Bank is dependent upon other sources for deposits. Deposits acquired through its Association Bank Services function totaled $39.4 million, or 20.0% of total deposits at March 31, 1994, compared to $45.1 million, or 21.5% of total deposits at December 31, 1993. The decline of $5.7 million during the first quarter of 1994 was due to the same financial concerns discussed earlier with respect to the private banking deposits. Deposits acquired through the money desk operations totaled $38.3 million, or 19.4% of total deposits at March 31, 1994, compared to $41.5 million, or 19.8% of total deposits at December 31, 1993. The decline in money desk deposits reflected management's plan to reduce these types of deposits through lower pricing. In the future, the Bank expects to increase these deposits during the remainder of the year with the intention of replacing some of the brokered deposits and to allow for a more orderly reduction of dependence on volatile deposits.

      The Bank has an agreement with a major retail brokerage firm for the placement of the Bank's certificates of deposit. At March 31, 1994 and December 31, 1993, the Bank had outstanding certificates of deposit placed through this brokerage firm of $20.0 million. All of the Bank's brokered deposits mature in September 1994. In addition, as a result of the current regulatory examination, certain money market accounts totaling $7.0 million were reclassified as brokered deposits as of March 31, 1994. Most of these deposits have been on deposit in the Bank since 1989. As a result, brokered deposits totaled $27.0 million, or 13.7% of total deposits, at March 31, 1994.

      The Bank's ability to accept brokered placements of deposits was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. The Bank is currently accepting brokered deposits pursuant to a waiver of such prohibition which expires in September 1994 for $20.0 million. An application has been submitted to the FDIC to extend such waiver to include the $7.0 million in deposits recently deemed to be brokered deposits. No assurance can be given that the additional waiver will be granted and that the FDIC will extend its waiver in September 1994 for any of the brokered deposits. In addition, in the event that the Bank's total risk based capital ratio falls below 8.0%, no waiver can be granted by the FDIC to waive the restriction against accepting or renewing brokered deposits.

      Concentrations of brokered deposits and deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank was required to submit a plan to the FDIC and SBD to reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994.

      The Bank's volatile dependency ratio at March 31, 1994 was 32.3% including the recently identified brokered deposits discussed above.
The Bank is currently in discussions with the regulators regarding the status of the Bank's progress in reducing its volatile dependency ratio. However, because these brokered and money desk deposits comprise approximately 33.1% of the Bank's total deposits, no assurance can be given that these deposits, in the near future, can be replaced with other core deposits. Prior to the reclassification of these brokered deposits, and with the additional capital from the Offering, the Bank was expected to meet the conditions imposed by the Orders. See "Liquidity"

      The Bank currently offers a CD Arbitrage program designed to invest customer funds in other financial institutions. During the current examination, the FDIC examiners suggested that these activities constituted a deposit brokerage activity which requires prior written notice to the FDIC. If the FDIC ultimately concludes that the Bank is acting as a deposit broker, the Bank will need to provide the requisite notice to the FDIC. Although, it is possible that the Bank could be subject to regulatory sanctions for engaging in the activities mentioned in this section, the FDIC has advised the Bank that it does not intend to take any such action.

Other

      The Bank and the Company contemplate making an offer to the limited partners of the Bank of San Francisco Building Company Partnership to purchase the limited partnership interest held by them. The Company presently contemplates that such offer to the limited partners would be composed of two parts. First, each limited partner who is an "accredited investor" (as defined in Regulation D under the Securities and Exchange Commission Act of 1934 as amended) would be able to exchange each of his or her partnership interest for shares of the Company's Class A Common Stock under pricing terms substantially equivalent to that in the Offering, including, however, a portion in cash. Second, each other limited partner would be able to exchange each of his or her partnership interest for cash equivalent to such partner's capital contribution to the partnership.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. At March 31, 1994, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

      The Bank is currently involved in four lawsuits, two of which were brought by former employees of the Bank in California Superior Court. The first involves a former employee who alleged that the Bank and the Bank's former Chief Executive Officer (at the time of his termination) intentionally or negligently misrepresented their intentions regarding his employment contract, and failed to pay monies due under the employment contract, and that the Bank wrongfully terminated the employment contract. The former employee has sought damages of approximately $1.7 million under his contract claims. The second involves another former employee who alleged that the Bank, and the Bank's former Chief Executive and Chief Financial Officers (at the time of that employee's termination) recruited the plaintiff with false representations and fraudulent omissions with respect to the financial condition of the Bank. The former employee claims to have resigned from secure employment and was subsequently terminated. The former employee has sought unspecified damages.

      In the third lawsuit, the plaintiffs are seeking compensatory damages in an amount of $6.0 million, and unspecified punitive damages. The plaintiffs are claiming breach of an alleged joint venture agreement, and of other duties owed to the plaintiffs, arising from the Bank's foreclosure on a series of loans made to the plaintiffs by the Bank in connection with the development of an 800 acre parcel of land.

      The Bank was notified late in first quarter of 1994 of a fourth pending litigation matter. In this lawsuit, the plaintiff, as conservator for an insurance company, alleges that the Bank was fraudulent or grossly negligent in accepting certain assets for deposit with the Bank under a trust agreement, and issuing erroneous reports with respect to such assets which were relied upon by others. The complaint is seeking damages of $11.0 million plus unspecified punitive damages. The defenses available to the Bank, however, include that the Bank reasonably and properly relied upon a third party for the valuation of the trust assets; that any report of such values was intended solely as a report for the Bank's trust customer and was not intended by the Bank as an assurance of such values or to be relied upon by third parties; and that the standard imposed upon the Bank by the trust documents limited the Bank's liability to conduct which is grossly negligent or willful, which standard (even if the Bank would be held to be negligent) was not breached by the Bank despite the claim to the contrary in the compliant.

      The Bank has denied or expects it will deny these allegations and is vigorously defending these proceedings. The disposition of these proceedings could have a material adverse effect on the Company's financial position or results of operation, however, management cannot predict the specific outcome of these actions. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Late in the first quarter of 1994 a lawsuit was brought by a former borrower of the Bank seeking $3.3 million in connection with the Bank's handling of certain transactions and was settled for $300,000 by the Bank. The litigation settlement expense was reflected in other operating costs.

Item 2 - Changes in Securities

      None


Item 3 - Defaults Upon Senior Securities

      See "Note 1 -- Dividend Restrictions".


Item 4 - Submission of Matters to a Vote of Security Holders

      None


Item 5 - Other Information

            The Company and the Bank added in the first quarter two new directors to its Board of Directors, Carl D. Gustavson and Willard
      D. Sharpe. Mr. Gustavson is the former Chairman and Chief Executive Officer of Hibernia Bank (San Francisco) and Jackson County Bank (Oregon). Mr. Sharpe is the former Chief Asian Economist for Chase Manhattan Bank and was an economist for the United States State Department.


Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Report on Form 8-K

            None

                                       SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Bank of San Francisco Company Holding Company
                                      (Registrant)



Date:  May 11, 1994                         /s/ Kent D. Price
                                            Kent D. Price
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  May 11, 1994                         /s/ Steven R. Champion
                                            Steven R. Champion
                                            Vice Chairman and
                                            Chief Financial Officer