Form 10-Q
period 1994-06-30
BANK OF SAN FRANCISCO CO HOLDING CO
filed 1994-08-16
CIK 351238

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON AUGUST 16, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended  June 30, 1994

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number 0-10198

                            The San Francisco Company
              (Exact name of Registrant as specified in its charter)

 Delaware                                                           94-3071255
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


550 Montgomery Street, San Francisco, California                          94111
(Address of principal executive office)                               (Zip Code)

                                 (415) 781-7810
               (Registrant's telephone number, including area code)

                The Bank of San Francisco Company Holding Company
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X          No

The Registrant had 5,756,954 shares of Class A Common Stock outstanding on August 10, 1994.

                    The San Francisco Company and Subsidiaries
                           Quarterly Report on Form 10-Q

                                 Table of Contents


                                                                           Page
Part I - Financial Information

Item 1.Consolidated Statements of Financial Condition
             At June 30, 1994 and December 31, 1993 . . . . . . . . . . . . . .1

             Consolidated Statements of Operations
             For the Three and Six Months Ended June 30, 1994 and 1993. . . . .2

             Consolidated Statements of Changes in Shareholders' Equity
             For the Six Months Ended June 30, 1994 and 1993. . . . . . . . . .3

             Consolidated Statements of Cash Flows
             For the Three and Six Months Ended June 30, 1994 and 1993. . . . .4

            Notes to Consolidated Financial Statements. . . . . . . . . . . . .5

Item 2.Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . . . .7


Part II - Other Information

Item 1.Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 2.Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 3.Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . 27

Item 4.Submission of Matters to a Vote of Security Holders  . . . . . . . . . 28

Item 5.Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 6.Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 29


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 30

                  The San Francisco Company and Subsidiaries
             Consolidated Statements of Financial Condition
                        June 30, 1994 and December 31, 1993

                                                       (Unaudited)
                                                         June 30,   December 31,
(Dollars in Thousands Except Per Share Data)               1994         1993
Assets:
Cash and due from banks                                   $   9,455   $   8,333
Federal funds sold                                           12,000      17,500
   Cash and cash equivalents                                 21,455      25,833

Investment securities held-to-maturity
 (Market: 1994, $8,184; 1993, $6,353)                         8,200       6,351
Investment securities available-for-sale                      4,091      14,940

Loans                                                       126,068     149,740
Deferred loan fees                                             (552)       (550)
Allowance for loan losses                                    (6,444)     (8,050)
   Loans, net                                               119,072     141,140

Other real estate owned                                      24,411      32,372
Real estate investments                                       3,295       3,643
Premises and equipment, net                                   3,378       3,592
Interest receivable                                             892         946
Other assets                                                  2,475       2,204
       Total Assets                                        $187,269    $231,021

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                              $ 27,150    $ 34,859
Interest bearing deposits                                   140,931     175,252
   Total deposits                                           168,081     210,111

Other borrowings                                              5,895       1,303
Other liabilities and interest payable                        4,929       2,154
   Total Liabilities                                        178,905     213,568

Shareholders' Equity:
Preferred stock (par value $0.01 per share)                     116      18,116
Common stock (par value $0.01 per share; number of
shares outstanding 1994, 2,244,828; 1993, 444,871)(see Note 4.)  22           4
Additional paid-in capital                                   52,640      34,660
Deficit                                                     (44,321)    (35,101)
Employee purchase and option plans                              (71)       (166)
Unrealized loss on securities available-for-sale                (22)        (60)
   Total Shareholders' Equity                                 8,364      17,453
       Total Liabilities and Shareholders' Equity          $187,269    $231,021

See accompanying notes to consolidated financial statements.

                    The San Francisco Company and Subsidiaries
                       Consolidated Statements of Operations
                 Three and Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)

                            Three Months Ended June 30,Six Months Ended June 30,
(Dollars in Thousands Except
 Per Share Data)                        1994      1993        1994      1993
Interest income:
  Loans                                $ 2,920   $ 4,472     $ 5,886   $ 8,914
  Investments                              269       431         555       815
  Dividends                                 14        19          25        19
   Total interest income                 3,203     4,922       6,466     9,748
Interest expense:
  Deposits                               1,199     1,734       2,466     3,643
  Other borrowings                          69       322          97       360
   Total interest expense                1,268     2,056       2,563     4,003

Net interest income                      1,935     2,866       3,903     5,745
Provision for loan losses                  141     2,641         282     2,782
Net interest income after provision
  for loan losses                        1,794       225       3,621     2,963
Non-interest income:
  Service charges and fees                  99        45         219       203
  Loan brokerage and servicing fees         83        81         164       153
  Stock option commissions and fees        279       778         893     1,502
  Other income                             101       318         202       609
  Loss on sale of assets, net             (100)      (38)       (201)      (57)
   Total non-interest income               462     1,184       1,277     2,410

Non-interest expense:
  Salaries and related benefits          1,677     2,101       3,676     4,367
  Occupancy expense                        613       815       1,228     1,555
  Professional fees                        982       399       1,591       699
  FDIC insurance premiums                  175       217         354       425
  Data processing                           96        80         197       238
  Telephone                                 40        79          88       165
  Other operating expenses               2,642       867       3,231     1,445
   Total operating expenses              6,225     4,558      10,365     8,894
Net cost of real estate operations       2,028       842       3,686     2,972
   Total non-interest expense            8,253     5,400      14,051    11,866
Loss before income taxes                (5,997)   (3,991)     (9,153)   (6,493)
Provision for income taxes                  39        20          67        88
   Net loss                            $(6,036)  $(4,011)    $(9,220)  $(6,581)

Loss per common share:
  Net loss                             $ (5.13)  $ (9.01)   $ (11.34) $ (14.79)
  Weighted average
      shares outstanding             1,176,718   444,981     812,816   444,981

See accompanying notes to consolidated financial statements.

               The San Francisco Company and Subsidiaries
            Consolidated Statements of Changes in Shareholders' Equity
                      Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)


                                                    Employee  Unrealized
                                                    Purchase     Loss on   Total
                                     Additional          and Securities Share-
                       Preferred Common Paid-in       Option  Available -holders
(Dollars in Thousands)     Stock  Stock Capital Deficit Plans  for-Sale  Equity
Balances at
       January 1, 1993  $  6,116$     4$ 34,666$(24,846)$ (266)       $ 15,674

Net change in employee stock
ownership plans               --     --      --     --      46              46
Net proceeds from
 sale of stock              6,000    --      --     --      --           6,000
Net loss (six months)         --     --      -- (6,581)     --          (6,581)

Balances at June 30, 1993  12,116     4  34,666(31,427)   (220)         15,139

Net change in employee stock
 ownerhip plans               --     --      (6)    --      54              48
Net proceeds from
 sale of stock              6,000    --      --     --      --      --   6,000
Unrealized loss on securities
 available-for-sale           --     --      --     --      -- $   (60)    (60)
Net loss (six months)         --     --      -- (3,674)     --      --  (3,674)

Balances at
         December 31, 1993 18,116     4  34,660(35,101)   (166)    (60) 17,453

Net change in employee stock
 ownership plans              --     --      (2)    --      95      --      93
Change in unrealized loss on securities
 available-for-sale           --     --      --     --      --      38      38
Conversion of preferred stock
 to common stock         (18,000)    18  17,982     --      --      --      --
Net loss (six months)         --     --      -- (9,220)     --      --  (9,220)

Balances at
 June 30, 1994          $    116$    22$ 52,640$(44,321)$   (71)$   (22)$ 8,364

See accompanying notes to consolidated financial statements.

                    The San Francisco Company and Subsidiaries
                       Consolidated Statements of Cash Flows
                 Three and Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)

                            Three Months Ended June 30,Six Months Ended June 30,
(Dollars in Thousands)                   1994      1993        1994      1993
Cash Flows from Operating Activities:
Net loss                              $ (6,036) $ (4,011)   $ (9,220) $ (6,581)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Provision for loan losses                141     2,641         282     2,782
  Depreciation and amortization expense    115       197         238       402
  Net loss on other real estate owned and
    real estate investment               1,094       380       2,228     1,986
  Purchase of investment
    securities held-for-sale                --        --          --    (1,310)
  Sale of investment
    securities held-for-sale                --    17,119          --    19,706
  Net loss on investment
    securities held-for-sale                --        46          --        63
  Loss on sale of investment
    securities available-for-sale           87        --         187        --
  Loss on sale of investment
    securities held to maturity             14        --          14        --
  Net decrease (increase) in
    interest receivable                    (11)      363          54       432
  Net inc/(dec) in interest payable        142       420         (30)      292
  Net dec/(inc) in deferred loan fees      108       (79)          2       (87)
Net cash flows (used in)
  provided by operating activities      (4,346)   17,076      (6,245)   17,685

Cash Flows from Investing Activities:
  Proceeds from sale of investment
   securities held-to-maturity           1,812        --       1,812        --
  Proceeds from maturities of
   investment securities held-to-maturity  271        --       3,570     1,500
  Purchase of investment
   securities held to maturity              --   (24,972)     (7,901)  (26,421)
  Sale of investment
   securities available-for-sale         2,900        --      17,921        --
  Purchase of investment
   securities available-for-sale        (2,000)       --      (6,565)       --
  Net decrease in loans                 18,860    12,114      24,030    33,935
  Recoveries of loans
   previously charged off                   97        18         184        26
  Purchases of premises
   and equipment, net                      (30)      (14)        (24)      (34)
  Sale of other real estate owned        2,053     1,003       4,086     2,663
  Acquisition of other real estate owned    --      (303)       (435)   (2,395)
  Net (increase) decrease in other assets  (17)      548        (271)      254
Net cash provided by
 investing activities                   23,946   (11,606)     36,407     9,528

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits  (29,002)   25,726     (42,030)    9,559
  Net increase (decrease)
   in other borrowings                   4,692   (14,934)      4,685   (15,053)
  Net increase in other liabilities      2,316       572       2,805     1,492
  Net proceeds from sale of
   preferred stock                          --        --          --     6,000
Net cash (used in) provided by
 financing activities                  (21,994)   11,364     (34,540)    1,998

Increase (decrease) in
 cash and cash equivalents              (2,394)   16,834      (4,378)   29,211
Cash and cash equivalents
 at beginning of period                 23,849    31,974      25,833    19,597
Cash and cash equivalents
 at end of period                     $ 21,455  $ 48,808     $21,455   $48,808

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                           $  1,126  $  1,521    $  2,593  $  3,558
Supplemental Schedule of Noncash Investing and Financing Activities:
   Net transfer of loans
    to other real estate owned           2,430        88       2,430       517
   Conversion of subordinated
    debt to common stock                    --        --          --     4,367

See accompanying notes to consolidated financial statements.

                    The San Francisco Company and Subsidiaries
                    Notes to Consolidated Financial Statements
                                    (Unaudited)

Note 1 - Organization

      The San Francisco Company, formerly Bank of San Francisco Company Holding Company, (the Company) is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Bank of San Francisco (the Bank), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982.

Note 2 - Principles of Consolidation and Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions pursuant to Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and therefore, do not include all the information and footnotes necessary to present the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.

      The financial statements as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and operations. Certain amounts in the 1993 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three and six months ending June 30, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994. This report should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

      The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors, Inc. (BSFRI), formerly BSF
Equities. All material intercompany transactions have been eliminated in consolidation.

Note 3 - Shareholders' Equity

      On May 23, 1994, the holder of the Company's Series C Preferred Stock converted each share of his Preferred Stock into 40 shares of Class A Common Stock and 40 warrants, with each warrant granting the right to purchase an additional share of Class A Common Stock, exercisable at $0.50 per share (before the reverse stock split). The warrants have not been exercised. In addition to the conversion, the Company effected a 1-for-20 reverse stock split of the Company's Class A Common Stock and changed the authorized number of shares to 40,000,000. As of June 30, 1994, the total Class A Common Shares and Series B Preferred Shares outstanding are 2,244,828 and 16,591, respectively. As a result of the reverse stock split, the Company repurchased the fractional shares which totaled 119 new shares. There were no Series C Preferred Shares outstanding at June 30, 1994.

      On July 25, 1994, the Company issued 3,512,126 shares of Class A Common Stock, and warrants to purchase an additional 3,512,126 shares with an exercise price for each share of $10.00 to its principal stockholder in its first closing of the private stock offering for $20.0 million in capital. The price per unit was $5.68. Each unit sold under the present private placement offering includes a Risk Protection Right (RPR). Under the RPR, additional Class A Common Stock will be issued to the holder of each RPR if a net loss is incurred on certain specified assets or as the result of losses incurred related to certain litigation actions. See
"Risk Protection Rights."

Note 4 - Loss Per Common Share

      Loss per common share is calculated using the weighted average number of common shares outstanding during the period giving effect to the reverse stock split including the repurchase of fractional shares as of the beginning of the period divided into net loss. In addition, the second quarter and first half of 1994 loss-per common share are calculated using the weighted average number of common shares outstanding during the period giving effect to the conversion of the Series C Preferred shares into Class A Common shares as of May 24, 1994. The warrants are not included as common stock equivalents due to the anti-dilutive effect on per common share calculations of operating losses.

      If the loss per common share were calculated giving effect to the conversion of the Series C Preferred shares as of the beginning of 1994, the loss per Class A Common share would have been $2.69 and $4.11 for the second quarter and first half of 1994, respectively. The average Class A Common shares outstanding would have been 2,244,969 and 2,244,979 for the second quarter and first half of 1994, respectively.

Note 5. - Dividend Restrictions

      The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the FRB. The Company's Series B Preferred Shares participated equally, share for share, in cash dividends paid by the Class A Common Shares in additional to receiving the cash dividends to which they are entitled. During the third quarter of 1991, the Board of Directors suspended the dividend on the Class A Common Shares and the Series B Preferred Shares.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

      The San Francisco Company is a one-bank holding company incorporated in Delaware under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California chartered bank organized in 1978, with deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund. The information set forth in this report, including financial statements and related data, reflect primarily the activities of the Bank.

      In February 1994, the Company issued a Private Placement Memorandum offering for sale the Company's Class A Common Stock, warrants to purchase additional shares of common stock, and certain RPR (the Offering). As of July 25, 1994, $20.0 million had been raised pursuant to the offering from the Company's principal stockholder and the Company is seeking to raise as much as $10.0 million additional capital by September 30, 1994. Even if the Company was to receive the maximum amount under this Offering, the Bank would still not be in compliance with the Capital Impairment Orders (the Orders) discussed later. See "Regulatory Directives and Orders -- Capital Impairment Orders."

      On July 25, 1994, the Company issued 3,512,126 shares of Class A Common Stock, warrants attached to purchase an additional 3,512,126 Class A Common shares at an exercise price of $10.00, and RPR securities in its first closing of the Offering. The price per unit was $5.68 for an aggregate consideration of $20.0 million.

      As a result of the capital infusion, the Company believes that it will be able to complete Phase I of its three-phase implementation plan, which focuses on recapitalization and stabilization. The remainder of Phase I requires that the Company continue its goals to dispose of the Bank's problem assets, increase core deposits, reduce funding costs, and continue to reduce both interest and non-interest expenses. These goals are critical to the Company's future plans and significant progress must be made prior to the implementation of the Company's Phase II and III plans for redirection and expansion into new business strategies and geographical markets. See "The Company's 1993 FORM 10-K -- The Company and the Bank."

      The Company recorded a net loss of $6.0 million, or $5.13 per common share, for the three months ended June 30, 1994, compared to $4.0 million, or $9.01 per common share for the same period in 1993. Net losses for the six months ended June 30, 1994 totaled
$9.2 million, or $11.34 per common share compared to a loss of $6.6 million or $14.79 per common share for the same period in 1993.
The increase in the Company's second quarter 1994 net loss compared to 1993 net loss was from decreases in net interest income of $931,000 and lower other revenue of $722,000, and increases in net cost of real estate operations of $1.2 million and total operating expenses of $1.7 million, partially offset by a decrease in loan loss provisions of $2.5 million. The increase in the Company's first half 1994 net loss compared to 1993 net loss was from decreases in net interest income of $1.8 million and lower other revenue of $1.1 million, and increases in net cost of real estate operations of $714,000 and total operating expenses of $1.5 million, partially offset by a decrease in loan loss provision of $2.5 million.

      At June 30, 1994, total assets were $187.3 million, a decline of $43.7 million, or 18.9% from $231.0 million at December 31, 1993. Total loans were $126.1 million, a decrease of $23.6 million, or 15.8% from the $149.7 million at December 31, 1993. Total deposits were $168.1 million at June 30, 1994, compared to $210.1 million at December 31, 1993. These decreases continue to reflect the strategy of the Company to reduce assets in order to meet regulatory capital adequacy requirements. The decline in total deposits is primarily the result of continued customer concern over the financial condition of the Bank.

Regulatory Directives and Orders

      Federal Reserve Board Directive

      As a result of the Federal Reserve Bank of San Francisco's (the FRB) examination of the Company as of June 30, 1991, the FRB on April 20, 1992 issued a letter (the Directive) prohibiting the Company, without the FRB's prior approval, from (i) paying any cash dividends to its shareholders, (ii) incurring any new debt or increasing existing debt, (iii) repurchasing any outstanding stock of the Company or (iv) acquiring or entering into an agreement to acquire any entities or portfolios. The Company has been notified that it is in a "troubled condition" for purposes of Section 914 of the Financial Institutions Recovery, Reform and Enforcement Act (FIRREA). Accordingly, the Company must notify the FRB 30 days in advance of adding or replacing any director or senior executive officer. All directors and officers who have been submitted to the FRB for approval have been approved as the new management team. As a result of the management change discussed under "Item 5. Other Information", additional officers and directors may be submitted for regulatory approval.

      Cease and Desist Orders

      On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the Orders) issued by the Federal Deposit Insurance Corporation (the FDIC) and the State Banking Department (the SBD) that became effective August
29, 1993 (the Orders Effective Date). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the Superintendent); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful"
(the C&D Assets) as of November 30, 1992, to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers;
(e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified
"Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans;
(h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date and submit a written plan for eliminating reliance on brokered deposits;
(i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

      As of June 30, 1994, the Bank was not in compliance with some regulatory capital requirements and failed to meet the 7% leverage capital ratio imposed by the Orders. This failure was the result of continued losses suffered through the second quarter of 1994.
On July 27, 1994, the Company contributed $13.5 million in capital to the Bank. If the Bank had raised the capital as of June 30, 1994, the Bank would have been in compliance with the minimum capital requirement of the Orders and minimum regulatory requirements. As of June 30, 1994, the Bank's volatile liability dependency ratio was 38.2% compared to 15% as required by the Orders. On July 25, 1994, as a result of the capital infusion, the Bank's volatile liability dependency ratio was reduced to 17.7%. See "Financial Condition -- Liquidity and Capital Resources".

      As of June 30, 1994, the Bank's C&D Assets were $45.3 million as compared to the March 31, 1994 Orders requirement of no more than $50.0 million. Based on comments from the FDIC and SBD regarding certain requirements of the Orders, the Bank is revising some of its policies and procedures and reinforcing the implementation process. No assurance can be given that capital, in addition to that raised pursuant to the Offering, can be raised if the Bank requires such additional capital be used to remain in compliance with capital adequacy requirements or to pursue the new strategic focus of the Bank and the Company. In addition, because of its asset quality, operating losses, volatile liability dependency and liquidity problems, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are not adequately capitalized.

      In response to the Orders, management has submitted a business plan to the FDIC and the SBD. The FDIC and the SBD did not object to the Bank's basic strategies outlined in the business plan during
their recent examination.   However, the Bank will update its
business and profit plan to reflect the present condition of the Bank's balance sheet. In the short-term, the plan will provide for a less aggressive approach to developing the Asia and capital management strategies. Management believes that the Bank will be able to take the actions contemplated by such plan without need for further FDIC approval, subject to the general requirement that the Bank return to profitability and be operated safely and soundly.

      In response to the recent examination by the FDIC which was completed in the second quarter of 1994, the Bank restated its September 30, 1993, December 31, 1993 and March 31, 1994 FDIC Quarterly Call reports to reflect certain transactions in an earlier period. The restatement has no material effect on the Bank's consolidated statement of financial condition as of March 31, and June 30, 1994.

      Capital Impairment Orders

      The California Financial Code (the Financial Code) requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of his or her order. Under Section 134(b) of the Financial Code, the "contributed capital," defined as all shareholders' equity other than retained earnings, of a bank is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. Under Section 662 of the Financial Code, the Superintendent has the authority, in his or her discretion, to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi-reorganization, which may include eliminating its deficit retained earnings, under Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

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

      If the Bank had raised the additional $13.5 million in capital as of June 30, 1994, the Bank would have had contributed capital of $62.7 million and deficit retained earning of $40.8 million, or approximately 65.1% of contributed capital, within the meaning of
Section 134(b) of the Financial Code. If the capital had been raised on June 30, 1994, the Bank's contributed capital would have been impaired in the amount of approximately $15.7 million. On
November 6, 1992, February 17, 1993, November 16, 1993, February 7,

1994, May 9, 1994, and August 4, 1994, the Superintendent issued orders to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital.

      In response to the August 4, 1994 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days and requested the SBD's continued cooperation as the Company completes the Offering.

      The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital.

      As of June 30, 1994 adjusted for the capital raised in July 1994, the Bank would have been required to raise $39.4 million in additional new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). The proceeds of the Private Placement alone will not be sufficient to correct the Bank's capital impairment. However, the Bank believes that with the proceeds of the Private Placement and, if a quasi-reorganization is permitted by the SBD, permitting the Bank to reclassify (among other adjustments) the Bank's shareholder's equity by reducing deficit retained earnings by a corresponding charge to the Bank's contributed capital in excess of par value, the Bank, then, would not have impaired contributed capital.

      The Company continues its analysis regarding a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that
(a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved, and that it will then be possible for the Bank to effect a quasi-reorganization. Management also believes that, because it is anticipated that the Bank will have high leverage and risk-based capital ratios after the Private Placement, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity or further operating issues could not arise that would provide incentive to the Superintendent to utilize the powers granted by Section 134.

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

Results of Operations

Net Interest Income

      The Company's net interest income decreased from $5.7 million for the first half of 1993, compared to $3.9 million for the first half of 1994, a decline of $1.8 million or 32.1%. The decrease was the result of the reductions in both the interest-earning assets and interest bearing liabilities and a slight increase in the Bank's interest margin. Average interest-earning assets declined $78.5 million or 32.5% to $163.1 million for the period ending June 30, 1994 from $247.1 million for the period ending June 30, 1993. Average interest bearing liabilities declined $79.7 million or 32.9% for the period ending June 30, 1994 from $242.1 million for the period ending June 30, 1993. The average interest rate margin increased slightly to 4.83% for the first half of 1994 compared to 4.81% for the first half of 1993.

      The Company's net interest income decreased from $2.9 million for the second quarter of 1993, compared to $1.9 million for the second quarter of 1994, a decline of $931,000 million or 32.5%. Average interest-earning assets declined by $97.3 million or 39.0% to $153.9 million for the quarter ending June 30, 1994 compared to $251.4 million for the same period in 1993. Average interest bearing liabilities declined by $86.8 million or 35.7% to $156.2 million for the quarter ending June 30, 1994 compared to $243.0 million for the same period in 1993. The average margin increased to 5.05% for the second quarter of 1994, from 4.76% for the second quarter of 1993 as a result of rates earned on loans increasing faster than rates paid on deposits in 1994.

Non-Interest Income

      Non-interest income decreased $1.1 million, from $2.4 million for the first half of 1993 compared to $1.3 million for the first half of 1994. Stock option commissions and fees decreased
$609,000, or 40.5% primarily as a result of lower stock prices which reduced activities by holders of stock options. In addition, the Bank has experienced some reduction in stock option commission volume as a result of the Bank no longer being on certain companies recommended broker listing due to the Bank's financial condition.
Other income was $551,000 lower than the previous period partially due to a non-recurring refund on a split life insurance policy of a Bank executive of $53,000 in 1993, loss on sale of securities of $201,000 in 1994 as a result of liquidating certain mortgage-backed securities in an effort limit the Bank's losses in a rising rate environment and generally, lower volume. Other service charges and fees increased by $27,000, or 7.6%.

      Non-interest income decreased $722,000, from $1.2 million for the second quarter of 1993 compared to $462,000 for the second quarter of 1994. Service charges and fees increased by $56,000, or 44.4%. Stock option commissions and fees decreased $499,000, or 64.1% as a result of reduced activities by holders of stock options. Other income was $279,000 lower than the previous period in 1993 partly as a result of the loss on sale of securities in 1994 of $100,000.

      Due to the increases in the interest rates and the volatility of the stock market during the first and second quarter of 1994, which are expected to continue during the third quarter of 1994, the Bank is experiencing a significant reduction in stock option lending activities. The activities are usually tied to the performance of each stock option holder's company. With large movements in the price of many company's stock, many of these stock option holders are not exercising their options. These decreases in transactions, consequently, are expected to reduce the amount of commissions and fees realized in the third quarter of 1994.

Non-Interest Expense

      Operating Expenses

      Operating costs increased by $1.5 million or 16.5%, from $8.9 million for the first half of 1993 to $10.4 million for the first half of 1994. The increase is primarily the result of two lawsuits that were settled during the first half of 1994 for a total cost of $2.3 million. See "Part II -- Other Information -- Legal Proceedings." Professional fees increased by $892,000 from $699,000 for the first half of 1993 compared to $1.6 million for the first half of 1994 as a result of contracting for specialized services related to problem asset resolution, litigation settlement and legal support, and to supplement existing staff. The increase in professional fees is partially offset by the decrease in salaries and related benefits of $691,000 from $4.4 million for the first half of 1993 compared to $3.7 million for the first half of 1994. All other operating costs increased by $1.3 million as a result of the $2.3 million contingency reserve for litigation settlement in 1994, partially offset by the loss on sale of the Sacramento Regional office in 1993 of $425,000. Lower loan and deposit volumes resulted in lower cost levels and cost savings as a result of the cost program initiated in the second quarter of 1993.

      Operating costs increased by $1.6 million or 36.6%, from $4.6 million for the second quarter of 1993 to $6.2 million for the second quarter of 1994. The increase is primarily the result of the settlement of one lawsuit in the second quarter of 1994 for a total cost of $2.0 million. See "Part II -- Other Information -- Legal Proceedings." Professional fees increased by $583,000 from $399,000 for the second quarter of 1993 compared to the second quarter of 1994 of $1.0 million. The increase in professional fees is partially offset by the decrease in salaries and related benefits of $424,000 from $2.1 million for the second quarter of 1993 compared to $1.7 million for the second quarter of 1994.
Other operating costs are higher in the second quarter of 1994 compared to 1993 as a result of the $2.0 million litigation settlement discussed earlier, partially offset by the loss on sale of the Sacramento Regional office of $425,000 in the same period in 1993.

      Net Cost of Real Estate Operations

      Net cost of real estate operations increased $714,000 from $3.0 million for the first half of 1993 compared to $3.7 million for the first half of 1994. The increase is attributed to write-downs on real estate owned and real estate investment in 1994 of $2.3 million compared to $1.9 in 1993. Other costs related to real estate operations increased by $260,000 to $1.4 million for the first half of 1994 compared to $1.1 million for the first half of 1993 as a result of costs related to analyzing the potential for selling problem assets as a pool of assets to a single buyer.

      Net cost of real estate operations increased $1.2 from $842,000 for the second quarter of 1993 compared to $2.0 million for the second quarter of 1994. The increase is attributed to write-downs on real estate owned in second quarter of 1994 of $1.4 million offset by net gain on sale of real estate owned of $246,000 compared to write-downs of $817,000 offset by net gains on sale of real estate owned of $563,000 in second quarter of 1993. Costs related to real estate operations are $879,000 for the second quarter of 1994 compared to $588,000 for the same period in 1993. During second quarter of 1994, the Bank incurred certain costs totaling $225,000 related to the analysis selling a pool of special assets and additional legal expenses incurred related to problem asset renegotiations and litigation issues.

Financial Condition

Liquidity and Capital Resources

      Liquidity

      The Bank's liquid assets, which include cash and short term investments, totaled $33.7 million, or 18.0% of total assets, at June 30, 1994, a decrease of $13.4 million from $47.1 million, or 20.4% of total assets, at December 31, 1993. The decrease was the result of net outflows in deposits of $42.0 million and operating losses of $9.2 partially offset by net loan repayments of $22.0 million, real estate owned reduction of $6.6 million, and borrowing from the Federal Home Loan Bank (the FHLB) of $4.7 million during the first half of 1994.

      The Bank presently has a short-term line of credit at the discount window with the Federal Reserve Bank of up to $2.5 million secured by loans in the Bank's portfolio. As of June 30, 1994, the Bank had not drawn on its line of credit with the Federal Reserve Bank. As of June 30, 1994, the Bank had pledged loans and securities enabling the Bank to borrow up to $4.7 million from the FHLB of San Francisco. The Bank has drawn $4.7 million on this line of credit.

      During 1992, 1993, and 1994, the Company's principal source of liquidity has been new capital from the issuance of its capital stock. At July 25, 1994, the Company's liquidity increased by $20.0 million as a result of raising additional capital. On July 27, 1994, a majority of the capital, $13.5 million, was contributed to the Bank with the remainder to be retained by the Company for operational expenses, expenses of the offering, and potential acquisition of certain Bank assets as discussed later.

      Capital

      At June 30, 1994, shareholders' equity was $8.4 million, compared to $17.5 million at December 31, 1993, primarily as a result of the $9.2 million net operating loss. At June 30, 1994, the Company and the Bank's Tier I capital was $8.4 million. Tier I capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.

      The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of June 30, 1994, the Company and the Bank were not in compliance with the minimum Tier II Risk-based capital requirements and the Bank was not in compliance with the minimum leverage ratio of 7% mandated by the Orders. The decline in the Company's and Bank's ratios during the first half of 1994 are primarily the result of operating losses.

      The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1994:

                                                              Minimum
                                                              Capital
                                     Company        Bank  Requirement     Orders
Leverage ratio                         4.17%       4.17%         4.0%       7.0%
Tier 1 risk-based capital              4.90        4.89          4.0        N/A
Total risk-based capital               6.31        6.30          8.0        N/A

      On July 25, 1994, the Company issued units including additional shares of Class A Common Stock, warrants, and RPR securities for $20.0 million in capital. The total cost of the offering is estimated to be $2.8 million. The net capital contribution to the Company is $17.2 million. On July 27, 1994, the Company contributed $13.5 million in capital to the Bank. The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1994 giving effect to the capital raised in July 1994:

                                                              Minimum
                                                              Capital
                                     Company        Bank  Requirement     Orders
Leverage ratio                        12.73%      10.89%         4.0%       7.0%
Tier 1 risk-based capital             14.72       12.56          4.0        N/A
Total risk-based capital              16.38       14.16          8.0        N/A

Investment Activities

      At June 30, 1994, the Company's investment securities, including Federal funds, totaled $24.3 million, or 13.0% of total assets, compared to $38.8 million, or 16.8% of total assets, at December 31, 1993.

      At June 30, 1994, investment securities held-to-maturity totaled $8.2 million, compared to $6.4 million at December 31, 1993, and are carried at amortized cost. At June 30, 1994, the Company held $4.1 million defined as investment securities available-for-sale, and $22,000 was charged against equity to reflect the unrealized loss of these securities. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of June 30, 1994, the investment securities available-for-sale primarily consisted of floating rate mortgage-backed securities and other medium term debt securities. Investment securities available-for-sale of $14.9 million at December 31, 1993, consisting of mutual funds, were liquidated during the first quarter of 1994.

      The Bank's investment strategy regarding investment securities held-to-maturity was re-evaluated during the second quarter of 1994. During the second quarter, the Bank sold an investment security classified as held-to-maturity at a loss of $14,000 which had a contractual term to maturity of more than one year and transferred one investment security totaling $656,000 from held-to-maturity to available-for- sale. The remaining investment securities held-to-maturity purchased have contractual maturities of one year or less.


Loans

      During the first half of 1994, total loans decreased by $23.7 million, from $149.7 million at December 31, 1993 to $126.1 million at June 30, 1994. The reduction resulted primarily from loan repayments and loan charge-offs. The composition of the Bank's loan portfolio at June 30, 1994 and December 31, 1993 is summarized as follows:

(Dollars in Thousands)                                         1994        1993
Commercial and financial                                   $ 91,241   $ 109,008
Real estate construction                                     13,413      14,023
Real estate mortgage                                         21,250      26,479
Net lease financing                                             164         230
                                                            126,068     149,740
Deferred fees and discounts, net                               (552)       (550)
Allowance for possible loan losses                           (6,444)     (8,050)
   Total loans, net                                       $ 119,072   $ 141,140

      Classified Assets

      Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned. The table below outlines the Bank's classified assets at June 30, 1994 and December 31, 1993:

(Dollars in Thousands)                                          1994        1993
Loans - performing                                          $ 17,183    $ 11,847
Non-accrual loans                                             10,371      11,086
Other real estate owned                                       24,411      32,372
Real estate investments                                        1,107       1,468
   Total classified assets                                  $ 53,072    $ 56,773

      Classified loans decreased to $53.1 million as of June 30, 1994 compared to $56.8 million at December 31, 1993. During the first quarter of 1994, the Bank reclassified $11.1 million in loans that were previously identified as special mention. Special mention loans are defined as loans that currently do not expose the Bank to a sufficient degree of risk to warrant a more adverse classification, but possess certain credit deficiencies or potential weaknesses deserving management's attention. Based on comments from the FDIC examiners, the bank redefined its criteria for all classified assets. During the first half of 1994, a total of $14.8 million in classified assets was resolved as a result of repayments, credit quality improvements and charge-offs.

      The Bank was required by the Orders to reduce certain classified assets to no more than $60.0 million by December, 31, 1993, no more than $50.0 million by March 31, 1994, and no more than $40.0 million by September 30, 1994. See "Regulatory Directives and Orders -- Cease and Desist Orders." At June 30, 1994, the Bank was in compliance with the Orders with $45.3 million in such assets.

      Management cannot foresee when the present weakness in the regional real estate market will diminish, and a lengthy continuation of this weakness could increase the amount of the Bank's classified or non-performing assets and, in addition, could have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms that are favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Bank's statement of financial condition. Moreover, the Bank has been incurring substantial asset-carrying expenses, such as maintaining and operating properties included among the Bank's other real estate owned classification, and the Bank may continue to incur asset-carrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

      During the third quarter of 1994, the Bank will be analyzing its classified asset portfolio to determine appropriate asset-by-asset resolution strategies such as short-term liquidation, development and construction and long-term holding. In conjunction with the asset strategies, the Company and the Bank are analyzing the possibility of selling certain of the Bank's problem assets to the Company. The value of any assets sales between the Bank and the Company would be based on market value and qualify as an arms length transaction. A change in resolution strategy could result in additional losses during the third quarter of 1994.

      Non-Performing Assets

      Non-performing assets are comprised of non-accrual loans, in-substance foreclosed assets and real estate foreclosures.
Non-performing assets were $34.8 million at June 30, 1994, down
$8.7 million or 20.0 % from $43.5 million at the end of 1993.

      During the first half of 1994, $3.5 million in loans were transferred to non-accrual status as a result of certain credit quality weaknesses. The reduction of $12.2 million in non-performing assets was primarily the result of OREO sales of $5.4 million, write-downs of $2.5 million, cash repayment of $2.2 million and charge-offs of $2.1 million.

      At June 30, 1994 and December 31, 1993, other real estate owned, including in-substance foreclosed loans, was $24.4 million and $32.4 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. An in-substance foreclosure loan may be returned to a performing loan status if the existing borrower can pay all uncollected interest or provide for a principal reduction and can demonstrate the financial ability to maintain cash flow to support the loan for the foreseeable future. At June 30, 1994 and December 31, 1993, in-substance foreclosed loans were $13.9 million and

$19.1 million, respectively. As of June 30, 1994 and December 31, 1993, all other real estate owned (OREO) and real estate investments were adversely classified.

      Non-performing loans secured by first deeds of trust totaled $5.7 million as of June 30, 1994. Of the $13.9 million in other real estate owned that was classified as in-substance foreclosure, one property totaling $700,000 was secured by a subordinate deed of trust. Restructured loans totaled $1.9 million at June 30, 1994 and December 31, 1993.

      The following table provides information on all non-performing assets at June 30, 1994 and December 31, 1993:

(Dollars in Thousands)                                          1994        1993
Non-accrual loans                                           $ 10,371    $ 11,086
Other real estate owned                                       24,411      32,372
   Total non-performing assets                              $ 34,782    $ 43,458

As a percentage of total loans and OREO outstanding            23.1%       23.9%

      In addition to the loans disclosed in the foregoing table, the Bank had approximately $2.3 million in loans at June 30, 1994 that were between 31 and 89 days delinquent. Approximately $1.5 million of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate. In the opinion of management, the loans delinquent between 31 and 89 days have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements.
However, these loans did not demonstrate weaknesses that warranted non-accrual status as of June 30, 1994. As of June 30, 1994, all non-accrual loans are more than 90 days delinquent.

      During 1993, the Bank transferred a loan with a carrying value of $1.6 million collateralized by commercial real estate to in-substance foreclosure. The collateral securing this loan may require seismic upgrading and may be located on property containing hazardous materials. The Bank may perform further testing and investigation on the property to obtain additional information concerning the cost of the seismic upgrades and the nature and extent of any contamination. In conjunction with the recent regulatory examination, $600,000 was charged-off at March 31, 1994, reducing the carrying value to $1.0 million. During the second quarter of 1994, a reserve of $1.0 million was established to reflect a contingency reserve related to the possible cost of correcting the property's deficiencies.

      The Bank is no longer exploring the possible sale of part or all of the problem asset portfolio to a single buyer, other than the Company as discussed previously. However, management is exploring other means of expediting the sale of the problem assets on an asset by asset basis. Such sales would likely entail further write-downs of the problem assets sold in recognition of the administrative expenses and holding cost incurred by the buyer, together with the rate of return expected by the buyer for such a transaction.

      Valuation Allowances

      During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). One of the requirements of SFAS No. 114 is that the value of an impaired loan be measured based on the present value of expected future cash flows or at the fair value of the collateral if the loan is real estate dependent. Loans historically classified as in-substance foreclosure will no longer be included in other real estate owned, but rather will remain in the loan portfolio. SFAS No. 114 is effective beginning in 1995, but, earlier implementation is permitted. The Company elected not to implement SFAS No. 114 for the period ended June 30, 1994. The effect of SFAS No. 114 on the Company's financial statements is unknown at this time because the complex analysis to implement this standard has not been completed.

      Allowance for Loan Losses

      The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into considerations specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.
      The Bank establishes a specific loss allowance based on the asset classification and credit quality grade. Specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties.

      The following table summarizes the loan loss experience of the Bank for the two quarters ended June 30, 1994:

(Dollars in Thousands)                                                     1994
Beginning balance of allowance for loan losses                          $ 8,050
  Charge-offs                                                            (2,072)
  Recoveries                                                                184
  Provision                                                                 282
Ending balance of allowance for loan losses                             $ 6,444

      For the first half of 1994, the Company charged-off $650,000 in real estate related loans, $745,000 in commercial loans and $677,000 in unsecured loans. The charge-offs were primarily allocated loan loss allowances on specific loans. Unallocated loan loss allowances are $1.3 million as of June 30, 1994 compared to $2.8 million as of December 31, 1993.

      Allowance for Losses on Other Real Estate Owned

      The following table summarizes the other real estate owned loss experience of the Bank for the two quarters ended June 30, 1994:

(Dollars in Thousands)                                                     1994
Beginning balance of allowance for losses                               $ 2,986
  Charge-offs                                                               (57)
  Provision                                                               2,404
Ending balance of allowance for losses                                  $ 5,333

      The Bank recorded a net gain on sale of other real estate owned totaling $243,000 in the first half of 1994. The gain was related to two properties. The Bank recorded a net loss on sale of other real estate owned totaling $73,000 in the first half of 1994. The loss was also related to one property. The OREO properties are shown net of allowance for losses.

      Allowance for Losses on Real Estate Investments

      The following table summarizes the real estate investments loss experience of the Bank for the two quarters ended June 30, 1994:

(Dollars in Thousands)                                                     1994
Beginning balance of allowance for losses                                 $ 712
  Charge-off                                                               (202)
  Provision                                                                 124
Ending balance of allowance for losses                                    $ 634

      During the first half of 1994, one real estate investment property was sold. A gain of $10,200 was recorded. As of June 30, 1994, the remaining two properties totaled $1.1 million.

Deposits

      The Bank had total deposits of $168.1 million at June 30, 1994, compared to $210.1 million at December 31, 1993, a decrease of $42.0 million.

      A summary of deposits at June 30, 1994 and December 31, 1993 are as follows:

(Dollars in Thousands)                                          1994        1993
Demand deposits                                           $   27,150  $   34,859
NOW                                                           36,977      48,908
Money market                                                  30,268      35,051
Savings                                                        3,764       7,544
   Total deposits with no stated maturity                     98,159     126,362
Time deposits:
  Less than $100,000                                          39,643      51,481
  $100,000 and greater                                        30,279      32,268
   Total time deposits                                        69,922      83,749
   Total deposits                                          $ 168,081   $ 210,111

      A summary of deposits by customer bases at June 30, 1994 and December 31, 1993 are as follows:

(Dollars in Thousands)                                          1994        1993
Private Banking                                            $  66,480   $  80,372
Association Bank Services                                     36,636      45,100
Trust and Investment Services                                  9,628      16,336
Money Desk Deposits                                           28,370      41,543
Brokered Deposits                                             26,967      26,760
   Total deposits                                          $ 168,081   $ 210,111

      The Bank's primary focus is in private and business banking, with deposits totaling $66.5 million, or 39.6% of total deposits, at June 30, 1994, compared to $80.4 million, or 38.3% of total deposits, at December 31, 1993.

      The Bank is dependent upon other sources for deposits. Deposits acquired through its Association Bank Services function totaled $36.6 million, or 21.8% of total deposits at June 30, 1994, compared to $45.1 million, or 21.5% of total deposits at December 31, 1993. Deposits acquired through its Trust and Investment function totaled $9.6 million, or 5.7% of total deposits at June 30, 1994, compared to $16.3 million, or 7.8% of total deposits at December 31, 1993.

      Customer concerns over the financial condition of the Bank contributed to the decline. As a result of the first closing of the Offering which was completed in July 1994, the Bank will implement a program in the third quarter 1994 to build existing and former client relations and reestablish their relationship with the Bank, particularly their depository relationships.

      Deposits acquired through the money desk operations totaled $28.4 million, or 16.9% of total deposits at June 30, 1994, compared to $41.5 million, or 19.8% of total deposits at December 31, 1993. The decline in money desk deposits is partially the result of the Bank's decision to reduce its level of volatile deposits as required by the Orders as well as from an uncompetitive rate environment. Depositors view other investments as more attractive because of the increase in interest rates for those types of investments compared to the interest rates the Bank can offer for money desk deposits.

      The Bank has an agreement with a major retail brokerage firm for the placement of the Bank's certificates of deposit. At June 30, 1994 and December 31, 1993, the Bank had outstanding certifi-cates of deposit placed through this brokerage firm of $20.0 million. As December 31, 1993, the Bank's brokered deposits totalling $20.0 million matured in March 1994 and were renewed for a term of six months to September 1994. In addition, as a result of the recent regulatory examination, certain money market accounts totaling approximately $7.0 million were reclassified as brokered deposits as of March 31, 1994. Most of these deposits have been on deposit in the Bank since 1989. As a result, brokered deposits totaled $27.0 million, or 16.1% of total deposits, at June 30, 1994.

      The Bank's ability to accept brokered placements of deposits was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. The Bank is currently accepting brokered deposits pursuant to a waiver of such prohibi-tion granted by the FDIC which expires in September 1994. An application to waive the prohibition has been submitted to the FDIC for the $7.0 million in deposits recently reclassified. No assurance can be given that the additional waiver will be granted or that the FDIC will extend its waiver in September 1994 for any of the brokered deposits.

      Concentrations of brokered deposits and deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities with which certain risks are associated, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank was required to submit a plan to the FDIC and SBD to reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994. The plan includes increased emphasis in the development and marketing of new and existing deposit programs.

      The Bank's volatile liability dependency ratio at June 30, 1994 was 38.2%. As of June 30, 1994, total volatile liabilities were $70.3 million or 39.3% of total liabilities compared to $80.6 million or 37.7% of total liabilities as of December 31, 1993
(including the deposits reclassified to brokered deposits during the first quarter of 1994). The Bank can manage the volatile liabilities dependency ratio by decreasing volatile deposits without decreasing short-term investments or by increasing short-term investments without increasing volatile deposits. On July 25, 1994, as a result of the capital infusion, short-term investments increased thereby reducing the Bank's volatile liability dependency ratio to 17.7%. Prior to the reclassification, and with the additional capital from the Offering, the Bank had expected to meet the conditions imposed by the Orders. The Bank is exploring other alternatives to reduce the volatile dependency ratio including increasing core deposits and raising additional capital.

      The Bank presently offers a placement service for certificates of deposit designed to invest customer funds in other financial institutions. During the recent examination, the FDIC examiners concluded that these activities constitute deposit brokerage activity which requires prior written notice to the FDIC. The Bank filed the requisite notice with the FDIC during the second quarter of 1994. It is possible that the Bank could be subject to regulatory sanctions for engaging in the activities mentioned in this section, although the FDIC has not advised the Bank that any such action is contemplated.

Asset and Liability Management

      The Bank's risk management policies are established by the Asset/Liability Management Committee (the ALCO). The ALCO meets semi-monthly to formulate the Bank's strategies. The basic responsibilities of the ALCO include the management of interest rate risk, liquidity, funding, and asset and liability products. The Bank's approach is to measure interest rate risk, assess and determine if the risk level is acceptable and to develop strategies to either reduce excessive risk or compensate for the trade-offs between risk and return.

      The ALCO recently approved a contingency funding plan which addresses potential funding and liquidity problems in a rational and timely manner. This plan provides for an early warning system that monitors trends in the Bank's cash flow in addition to identifying sources of additional funds. While this is not indicative of the Bank's current position, it provides a safeguard should the need arise.

The Bank of San Francisco Building Company Limited Partnership

      During the second quarter of 1994, the Company and the Bank tendered an offer to limited partners of the Bank of San Francisco Building Company (BSFBC), a California limited partnership to purchase as many limited partnership interests in BSFBC as possible in exchange for stock and cash once regulatory approval is granted. The tender offer has been deferred pending accounting review and regulatory approval. The Company and the Bank are seeking to close the tender offer by September 30, 1994.

      Presently, the Bank accounts for its interest in the limited partnership using the equity method. The Company and the Bank are examining the appropriate lease accounting treatment should a majority interest in the partnership be acquired. A reserve for impairment may be required if it is determined that a change in accounting treatment is required.

Risk Protection Rights

      Each unit sold under the present Offering includes RPR securities. The purpose of the RPR is to protect the investors (New Investors) purchasing shares in the Offering, to a defined extent, for losses and related expenses incurred in the administration, carrying and resolution of certain problem assets and certain litigation settlements. The RPR will effectuate this risk allocation by compensating the New Investors with additional shares of Class A Common Stock (Adjustment Shares) up to a maximum number of shares per RPR without payment of additional consideration by the New Investors. This compensation will be effected through the periodic distribution of Adjustment Shares. Adjustment Shares will be issued to compensate for net losses, net charge-offs and expenses on certain specified assets (Specified Assets) and the lawsuit that was settled for $2.0 million during July 1994 up to a cumulative amount of $16.0 million. The Adjustment Shares will have a dilutive effect on the existing outstanding shares.

      The effective date of the initial distribution of Adjustment Shares was June 30, 1994. However, the adjustment formula does not require any Adjustment Shares to be issued as of June 30, 1994.
The next interim date of distribution is December 31, 1994. The final distribution will be made on December 31, 1996.


Other

      The Bank has had and expects to continue to have banking transactions with directors and executive officers of the Company and the Bank (collectively Insiders). Loans made to insiders are made in the ordinary course of business on substantially the same terms and conditions as non-insiders, subject to regulatory restrictions for loans to insiders. Generally, these loans have not involved more than the normal risk of collection or presented other unfavorable features. During the fourth quarter 1993, the Bank charged-off two loans that were held by a former director, who resigned earlier in 1993, for a total of $900,000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. At June 30, 1994, the Company and/or the Bank are defendants or cross-defendants in certain lawsuits, for which the damages sought are substantial.

      The Bank, or its subsidiary BSFRI, is presently the defendant or cross-defendant in five such lawsuits for which the damages sought are substantial, of which two were brought by former employees of the Bank in the California superior court. The first involves a former employee who alleged that the Bank and the Bank's former Chief Executive Officer (at the time of the termination) intentionally or negligently misrepresented their intentions regarding his employment contract, and failed to pay monies due under the employment contract, and that the Bank wrongfully terminated the employment contract. The former employee has sought damages of approximately $1.7 million under his contract claims. The second involves another former employee who alleged that the Bank, and the Bank's Chief Executive and Chief Financial Officers (at the time of that employee's termination) recruited the plaintiff with false representations and fraudulent omissions with respect to the financial condition of the Bank. The former employee claims to have resigned from secure employment and was subsequently terminated. The former employee has sought unspecified damages.

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

      In the fourth lawsuit, BSFRI is named as a defendant and has been served with a cross-complaint for indemnity in a deficiency judgement with respect to a first deed of trust on a property owned by a limited partnership. The plaintiff under the cross compliant are seeking damages in the amount of $5.0 million, and unspecified punitive damages. BSFRI was once a limited partner in the partnership but became a secured lender of the partnership under a second deed of trust. The Bank believes it has meritorious defenses to the cross-claim and will contest any allocation of liability to it if defendants are found liable for any deficiency.

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

      In the fifth lawsuit, the plaintiff, as conservator for an insurance company, alleges that the Bank was fraudulent or negligent in accepting certain assets for deposit with the Bank under a trust agreement, and issuing erroneous reports with respect to such assets which were relied upon by others. The complaint was seeking damages of $11.0 million plus unspecified punitive damages. The Bank settled this matter in July 1994 for a total of $2.0 million. A contingency reserve of $2.0 million is reflected in the Bank's June 30, 1994 financial statements.

      The Bank is also a defendant or cross-defendant in a number of actions arising out of the collapse of the insurance company mentioned above, alleging indemnity or other claims similar to those set forth in the case discussed above. In each of these actions the Bank has or will be asserting defenses, including defenses arising out of the settlement discussed above.


Item 2 - Changes in Securities

      The Stockholders, in the 1994 Annual Meeting, voted to authorized the conversion of each outstanding share of the Series
C Preferred Stock into 40 shares of the Class A Common Stock and 40 warrants that would grant the holder the right to purchase additional shares of Class A Common Stock at $0.50 per share or $10.00 per share after the reverse stock split. In connection with the conversion, the Stockholders also approved the increase in the number of authorized shares of Class A Common Stock to 400,000,000, and an increase in the number of authorized shares of Preferred Stock to 5,000,000.

      The Company's Class B Common Stock was reclassified as and into Class A Common Stock as a result of the Stockholders' authorization to amend and restate the Company's Certificate of Incorporation.

      The Stockholders approved the reduction in the number of authorized shares of Class A Common Stock from 400,000,000 to 40,000,000 during the 1994 Annual Meeting.

      Finally, the Stockholders authorized the issuance of additional shares of Class A Common Stock in excess of twenty percent (20%) of the number of shares outstanding following the conversion, in the private placement offering, with the number of shares, price and other terms to be determined by the Board of Directors of the Company.


Item 3 - Defaults Upon Senior Securities

See "Note 5 -- Dividend Restrictions".

Item 4 - Submission of Matters to a Vote of Security Holders

      The Company held its 1994 Annual Meeting of Stockholders on May 23, 1994. There were present at the meeting in person or by proxy, shareholders of the Company who were the holder of 6,453,071 shares of Class A Common Stock, 5,643 shares of the Series B Preferred Stock, and 900,000 shares of the Series C Preferred Stock entitled to vote. All matters for submission to a vote by Security Holders were approved.

      With respect to the authorization of the conversion of Series C Preferred Stock and Amendment of Certificate of Incorporation to increase the authorized number of shares of Class A Common Stock and to require conversion of certain shares of Series C Preferred stock, the votes in favor of the proposal were 6,280,561 from the Class A Common Shares and 900,000 Series C Preferred shares. The remaining votes regarding the proposal were 108,276 against, 25,687 abstaining, and 44,190 non-voting.
      With respect to the authorization of Amendment of Certificate of Incorporation to increase the authorized number of shares of Preferred Stock, the votes in favor of the proposal were 7,176,673 from all classes of shares. The remaining votes regarding the proposal were 113,564 against, 24,287 abstaining, and 44,190 non-voting.

      With respect to the authorization of Amendment and restatement of Certificate of Incorporation, including the authorization of the reverse stock split, the votes in favor of the proposal were 7,179,490 from all classes of shares. The remaining votes regarding the proposal were 111,146 against, 23,888 abstaining, and 44,190 non-voting.

      With respect to the authorization of additional shares of Class A Common Stock, warrants and rights, the votes in favor of the proposal were 7,196,223 from all classes of shares. The remaining votes regarding the proposal were 103,594 against, 14,707 abstaining, and 44,190 non-voting.

      With respect to the approval of the 1993 Executive Stock Option Plan and the 1993 Nonemployee Directors' Stock Option Plan, the votes in favor of the proposal were 7,149,502 from all classes of shares. The remaining votes regarding the proposal were 150,142 against, 14,860 abstaining, and 44,210 non-voting.

      With respect to the ratification of selection of KPMG Peat Marwick as the Independent Accounting Firm for 1993 and 1994, the votes in favor of the proposal were 7,245,773 from all classes of shares. The remaining votes regarding the proposal were 51,575 against, 8,976 abstaining, and 52,390 non-voting.

      In addition to the approvals granted in changes in securities as set forth above, the Security Holders also elected five of the nine authorized directors of the Company.

      The following table provides the number of votes regarding each nominee for office:

             Nominee                           For            Withheld
             Kent D. Price                  7,294,349           64,365
             Steven R. Champion             7,288,702           70,012
             Carl D. Gustavson              7,293,549           65,165
             Rodney D. Freed                7,294,559           64,155
             Willard D. Sharpe              7,293,501           65,213

      Mr. Kent D. Price, Steven R. Champion and Carl D. Gustavson were elected to hold office for a term of two years, until the Company's 1996 annual meeting. Rodney D. Freed and Willard D. Sharpe were elected to hold office for a term of three years, until the Company's 1997 annual meeting. Continuing in office are Donna Miller Casey, David R. Holbrooke, and Gordon B. Swanson, whose terms will expire at the Company's 1995 annual meeting.


Item 5 - Other Information

      On July 27, 1994, the Company announced that Kent Price, Chairman and Chief Executive Officer of the Company and the Bank will resign from his day-to-day duties with the Bank as soon as a successor is found. He will remain as Chairman of the Company.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Report on Form 8-K

      None

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             The San Francisco Company
                                   (Registrant)



Date:  August 15, 1994                      /s/ Kent D. Price
                                            Kent D. Price
                                            Chairman of the Board and
                                             Chief Executive Officer



Date:  August 15, 1994                      /s/ Steven R. Champion
                                            Steven R. Champion
                                            Vice Chairman and
                                             Chief Financial Officer