Form 10-Q
period 1994-09-30
SAN FRANCISCO CO
filed 1994-11-14
CIK 351238

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1994

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

                                       n/a
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                No

The Registrant had 5,766,008 shares of Class A Common Stock outstanding on November 08, 1994.

                    The San Francisco Company and Subsidiaries
                           Quarterly Report on Form 10-Q

                                 Table of Contents
                                                                            Page
Part I - Financial Information

Item 1.     Consolidated Statements of Financial Condition
             At September 30, 1994 and December 31, 1993  . . . . . . . . . . .1

            Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 1994 and 1993. .2

            Consolidated Statements of Changes in Shareholders' Equity
             For the Nine Months Ended September 30, 1994 and 1993. . . . . . .3

             Consolidated Statements of Cash Flows
             For the Three and Nine Months Ended September 30, 1994 and 1993. .4

            Notes to Consolidated Financial Statements. . . . . . . . . . . . .5

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . . . .6

Part II - Other Information

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 24

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 24

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . 24

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
/TABLE

                    The San Francisco Company and Subsidiaries
                  Consolidated Statements of Financial Condition
                     September 30, 1994 and December 31, 1993

                                                      (Unaudited)
                                                   September 30,   December 31,
(Dollars in Thousands Except Per Share Data)              1994         1993
Assets:
Cash and due from banks                                   $  7,923    $  8,333
Federal funds sold                                          20,000      17,500
   Cash and cash equivalents                                27,923      25,833

Investment securities held-to-maturity
 (Market: $7,745, 1994, $; 1993, $6,353)                     9,082       6,351
Investment securities available-for-sale                     4,431      14,940

Loans                                                      113,551     149,740
Deferred loan fees                                            (517)       (550)
Allowance for loan losses                                   (6,132)     (8,050)
   Loans, net                                              106,902     141,140

Other real estate owned                                     22,123      32,372
Real estate investments                                      3,085       3,643
Premises and equipment, net                                  2,417       3,592
Interest receivable                                            703         946
Other assets                                                 1,183       2,204
       Total Assets                                       $177,849    $231,021

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                             $ 30,095    $ 34,859
Interest bearing deposits                                  113,933     175,252
   Total deposits                                          144,028     210,111

Other borrowings                                             9,851       1,303
Other liabilities and interest payable                       3,664       2,154
   Total Liabilities                                       157,543     213,568

Shareholders' Equity:
Preferred stock (par value $0.01 per share)                    116      18,116
Common stock (par value $0.01 per share; number of
  shares outstanding 1994, 5,765,995;1993, 444,984)(see Note 4) 58           4
Additional paid-in capital                                  70,166      34,660
Deficit                                                    (49,939)    (35,101)
Employee purchase and option plans                             (71)       (166)
Unrealized loss on securities available-for-sale               (24)        (60)
   Total Shareholders' Equity                               20,306      17,453
       Total Liabilities and Shareholders' Equity         $177,849    $231,021

See accompanying notes to consolidated financial statements.
/TABLE

                    The San Francisco Company and Subsidiaries
                       Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 1994 and 1993
                                    (Unaudited)

(Dollars in Thousands                  Three Months Ended    Nine Months Ended
 Except Per Share Data)                   1994      1993       1994      1993
Interest income:
  Loans                                 $ 2,749   $ 4,148    $ 8,635  $ 13,062
  Investments                               394       285        949     1,100
  Dividends                                  21        12         46        31
   Total interest income                  3,164     4,445      9,630    14,193
Interest expense:
  Deposits                                1,142     1,800      3,608     5,443
  Other borrowings                           30        45        127       405
   Total interest expense                 1,172     1,845      3,735     5,848

Net interest income                       1,992     2,600      5,895     8,345
Provision for loan losses                   141       618        423     3,400
Net interest income after provision
  for loan losses                         1,851     1,982      5,472     4,945

Non-interest income:
  Service charges and fees                   82       125        301       329
  Loan brokerage and servicing fees          96        87        260       239
  Stock option commissions and fees         339       763      1,232     2,265
  Other income                             (303)      353       (101)      962
  Gain (loss) on sale of assets, net         21       (16)      (180)      (73)
   Total non-interest income                235     1,312      1,512     3,722

Non-interest expense:
  Salaries and related benefits           1,749     2,200      5,425     6,567
  Occupancy expense                         813       727      2,041     2,282
  Professional fees                         849       495      2,440     1,194
  FDIC insurance premiums                   147       213        501       638
  Data processing                           110       269        307       507
  Telephone                                  34        82        122       247
  Other operating expenses                  836       441      4,067     1,886
   Total operating expenses               4,538     4,427     14,903    13,321
Net cost of real estate operations        3,128       812      6,814     3,784
   Total non-interest expense             7,666     5,239     21,717    17,105
Loss before income taxes                 (5,580)   (1,960)   (14,733)   (8,438)
Provision for income taxes                   38        15        105       103
   Net loss                             $(5,618)  $(1,960)  $(14,838)  $(8,541)

Loss per common share:
  Net loss                              $ (1.16)  $ (4.40)   $ (6.83) $ (19.19)
  Weighted average shares outstanding 4,847,501   445,060  2,172,565   445,083

See accompanying notes to consolidated financial statements.
/TABLE

                    The San Francisco Company and Subsidiaries
            Consolidated Statements of Changes in Shareholders' Equity
                   Nine Months Ended September 30, 1994 and 1993
                                    (Unaudited)


                                                    Employee Unrealized
                                                    Purchase Loss on    Total
                                    Additional           and Securities Share-
                      Preferred Common Paid-in        Option Available  holders
(Dollars in Thousands)    Stock  Stock Capital Deficit Plans -for-sale  Equity
Balances at
      January 1, 1993  $  6,116$     4 $34,666$(24,846)$ (266)     -- $15,674

Net change in employee stock
 ownership plans             --     --      (6)     --     75      --      69
Net proceeds from
 sale of stock           12,000     --      --      --     --      --  12,000
Net loss (Nine months)       --     --      --  (8,541)    --      --  (8,541)

Balances at
      September 30, 1993 18,116      4  34,660 (33,387)  (191)     --  19,202

Net change in employee stock
 ownership plans             --     --      --      --     25      --      25
Unrealized loss on securities
  available-for-sale         --     --      --      --     -- $   (60)    (60)
Net loss (Three months)      --     --      --  (1,714)    --      --  (1,714)

Balances at
      December 31, 1993  18,116      4  34,660 (35,101)  (166)    (60) 17,453

Net change in employee stock
 ownership plans             --     --      --      --     95      --      95
Change in unrealized loss on securities
  available-for-sale         --     --      --      --     --      36      36
Conversion of preferred stock
  to common stock       (18,000)    18  17,982      --     --      --      --
Net proceeds from sale
  of common stock            --     36  17,524      --     --      --  17,560
Net loss (Nine months)       --     --      -- (14,838)    --      -- (14,838)

Balances at
      September 30, 1994$   116 $   58 $70,166$(49,939)$  (71)$   (24)$20,306

See accompanying notes to consolidated financial statements.
/TABLE

                    The San Francisco Company and Subsidiaries
                       Consolidated Statements of Cash Flows
              Three and Nine Months Ended September 30, 1994 and 1993
                                    (Unaudited)

                                        Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
(Dollars in Thousands)                     1994      1993       1994      1993
Cash Flows from Operating Activities:
Net loss                               $ (5,618) $ (1,960) $ (14,838) $ (8,541)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
Provision for loan losses                   141       618        423     3,400
Depreciation and amortization expense       307       195        545       597
Net loss on other real estate owned and
   real estate investment                 3,118       381      5,346     2,367
Purchase of investment
   securities held-for-sale                  --        --         --    (1,310)
Sale of investment securities held-for-sale  --       259         --    19,965
Net loss on investment
   securities held-for-sale                  --        13         --        76
Loss on sale of investment
   securities available-for-sale             --        --        187        --
Loss on sale of investment
   securities held to maturity               --        --         14        --
Net decrease in interest receivable         189        21        243         3
Net decrease in interest payable           (198)     (638)      (228)     (341)
Net decrease in deferred loan fees          (35)       (1)       (33)      (87)
Net cash flows (used in) provided
   by operating activities               (2,096)(   1,112)    (8,341)   16,129

Cash Flows from Investing Activities:
Proceeds from sale of investment
   securities held-to-maturity               --        --      1,812        --
Proceeds from maturities of
   investment securities held-to-maturity 4,574    26,700      8,144    28,200
Purchase of investment
   securities held to maturity           (4,800)       --    (12,701)  (26,421)
Sale of investment
   securities available-for-sale         12,617        --     30,538        --
Purchase of investment
   securities available-for-sale        (13,615)       --    (20,180)       --
Net decrease in loans                    11,336     6,285     35,366    40,220
Recoveries of loans previously charged off  728        60        912        86
Purchases of premises and equipment, net    (14)      (59)       (38)      (93)
Sale of other real estate owned              --     3,685      4,142     6,348
Acquisition of other real estate owned       (8)   (6,394)      (443)   (8,789)
Net decrease in other assets              1,348        40      1,021       743
Net cash provided
   by investing activities               12,166    30,317     48,573    40,294

Cash Flows from Financing Activities:
Net decrease in deposits                (24,053)  (35,711)   (66,083)  (26,152)
Net increase (decrease)
   in other borrowings                    3,956        --      8,641   (15,053)
Net (decrease) increase
   in other liabilities                  (1,065)      591      1,740     2,078
Net proceeds from sale of common stock   17,560        --     17,560        --
Net proceeds from sale of preferred stock    --     6,000         --    12,000
Net cash (used in) provided
   by financing activities               (3,602)  (29,120)   (38,142)  (27,127)
Increase (decrease) in cash
   and cash equivalents                   6,468        85      2,090    29,296
Cash and cash equivalents
   at beginning of period                21,455    48,808     25,833    19,597
Cash and cash equivalents
   at end of period                    $ 27,923  $ 48,893    $27,923   $48,893

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
 Interest                              $  1,370  $  2,437   $  3,963  $  5,990

Supplemental Schedule of Noncash Investing and Financing Activities:
 Net transfer of loans to
   other real estate owned                   --     6,891      2,430     7,408
 Conversion of subordinated
   debt to common stock                      --        --         --     4,367

See accompanying notes to consolidated financial statements.
/TABLE

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

      The financial statements as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and operations. Certain amounts in the 1993 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three and nine months ending September 30, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994. This report should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

      The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors, Inc. (BSFRI), formerly BSF
Equities. All material intercompany transactions have been eliminated in consolidation.

Note 3 - Shareholders' Equity

      On May 23, 1994, the holder of the Company's Series C Preferred Stock converted each share of his Preferred Stock into 40 shares of Class A Common Stock and 40 warrants, with each warrant granting the right to purchase an additional share of Class A Common Stock, exercisable at $0.50 per share (before the reverse stock split). The warrants have not been exercised. In addition to the conversion, the Company effected a 1-for-20 reverse stock split of the Company's Class A Common Stock and changed the authorized number of shares to 40,000,000. As of September 30, 1994, the total Class A Common Shares and Series B Preferred Shares outstanding are 5,765,995 and 16,591, respectively. As a result of the reverse stock split, the Company repurchased the fractional shares which totaled 119 new shares. There were no Series C Preferred Shares outstanding at September 30, 1994.

      On July 25, 1994, the Company issued 3,521,126 shares of Class A Common Stock, and warrants to purchase an additional 3,521,126 shares with an exercise price for each share of $10.00 to its principal stockholder in its first closing of the private stock offering for $20.0 million in capital. The price per unit was $5.68. Each unit sold under the present private placement offering includes a Risk Protection Right (RPR). Under the RPR, additional Class A Common Stock will be issued to the holder of each RPR if a net loss is incurred on certain specified assets or as the result of losses incurred related to certain litigation actions. See "Risk Protection Rights."

Note 4 - Loss Per Common Share

      Loss per common share is calculated using the weighted average number of common shares outstanding during the period giving effect to the reverse stock split including the repurchase of fractional shares as of the beginning of the period divided into net loss. In addition, the third quarter and year to date 1994 loss per common share are calculated using the weighted average number of common shares outstanding during the period giving effect to the conversion of the Series C Preferred shares into Class A Common shares as of May 24, 1994. The warrants are not included as common stock equivalents due to the anti-dilutive effect on per common share calculations of operating losses.

      If the loss per common share were calculated giving effect to the conversion of the Series C Preferred shares as of the beginning of 1994, the loss per Class A Common share would have been $1.16 and $4.75 for the third quarter and year to date 1994, respectively. The average Class A Common shares outstanding would have been 4,847,501 and 3,122,016 for the third quarter and first nine months of 1994, respectively.

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

      In February 1994, the Company issued a Private Placement Memorandum offering for sale the Company's Class A Common Stock, warrants to purchase additional shares of common stock, and certain RPR (the Offering). On July 25, 1994, $20.0 million was raised pursuant to the offering from the Company's principal stockholder and the Company is seeking to raise between $10.0 million and $15.0 million of additional capital by December 31, 1994. Even if the Company was to receive the additional capital, the Bank would still not be in compliance with the Capital Impairment Orders (the Orders) discussed later. See "Regulatory Directives and Orders -- Capital Impairment Orders."

      On July 25, 1994, the Company issued 3,521,126 shares of Class A Common Stock, warrants attached to purchase an additional 3,521,126 Class A Common shares at an exercise price of $10.00, and RPR securities in its first closing of the Offering. The price per unit was $5.68 for an aggregate consideration of $20.0 million.

      With the capital infusion, the Company continues with Phase I of its three-phase implementation plan, which focuses on recapitalization and stabilization. The remainder of Phase I requires that the Company continue its goals to dispose of the Bank's problem assets, increase core deposits, reduce funding costs, and continue to reduce both interest and non-interest expenses. These goals are critical to the Company's future plans and significant progress must be made to solidify the position of the Company and the Bank prior to the implementation of the Company's Phase II and III plans for redirection and expansion into new business strategies and geographical markets. See "The Company's 1993 FORM 10-K -- The Company and the Bank."

      The Company recorded a net loss of $5.6 million, or $1.16 per common share, for the three months ended September 30, 1994, compared to a net loss of $2.0 million, or $4.40 per common share for the same period in 1993. Net losses for the nine months ended September 30, 1994 totaled $14.8 million, or $6.83 per common share compared to $8.5 million or $19.19 per common share for the same period in 1993. The increase in the Company's third quarter 1994 net loss compared to 1993 net loss was from decreases in net interest income of $608,000 and lower other revenue of $1.1 million, increases in net cost of real estate operations of $2.3 million, and an increase in total operating expenses of $111,000 partially offset by an improvement in provision for loan losses of $477,000. The increase in the Company's net loss for the nine months ended September 30, 1994 of $6.3 million compared to the net loss for the same period in 1993 of $8.5 million was from decreases in net interest income of $2.5 million and lower other revenue of $2.2 million, and increases in net cost of real estate operations of $3.0 million and total operating expenses of $1.6 million, partially offset by a decrease in loan loss provision of $3.0 million.

      At September 30, 1994, total assets were $177.8 million, a decline of $53.2 million, or 23.0% from $231.0 million at December 31, 1993. Total loans were $113.6 million, a decrease of $36.1 million, or 24.1% from the $149.7 million at December 31, 1993. Total deposits were $144.0 million at September 30, 1994, compared to $210.1 million at December 31, 1993. These decreases continue to reflect the strategy of the Company to reduce assets in order to meet regulatory capital adequacy requirements subsequent to recapitalization. The decline in total deposits is primarily the result of reductions in volatile deposits and, to a lesser extent, continued customer concern over the financial condition of the Bank.

Regulatory Directives and Orders

      Federal Reserve Board Directive

      As a result of the Federal Reserve Bank of San Francisco's (the FRB) examination of the Company as of September 30, 1991, the FRB on April 20, 1992 issued a letter (the Directive) prohibiting the Company, without the FRB's prior approval, from (i) paying any cash dividends to its shareholders, (ii) incurring any new debt or increasing existing debt, (iii) repurchasing any outstanding stock of the Company or (iv) acquiring or entering into an agreement to acquire any entities or portfolios. The Company has been notified that it is in a "troubled condition" for purposes of Section 914 of the Financial Institutions Recovery, Reform and Enforcement Act (FIRREA). Accordingly, the Company must notify the FRB 30 days in advance of adding or replacing any director or senior executive officer. As a result of the management change discussed under "Item 5. Other Information", additional officers and directors have been or will be submitted for regulatory approval.

      Cease and Desist Orders

      On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the Orders) issued by the Federal Deposit Insurance Corporation (the FDIC) and the State Banking Department (the SBD) that became effective August 29, 1993 (the Orders Effective Date). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the Superintendent); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" (the C&D Assets) as of November 30, 1992, to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers;
(e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans;
(h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date and submit a written plan for eliminating reliance on brokered deposits;
(i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

     However, as of September 30, 1994, the Bank was not in compliance with certain requirements of the regulatory Orders. The Bank did meet the 7% leverage capital ratio imposed by the Orders. On July 27, 1994, the Company contributed $13.5 million in capital to the Bank. As of September 30, 1994, the Bank's volatile liability dependency ratio was 15.3% compared to 15% as required by the Orders. See "Financial Condition -- Liquidity and Capital Resources".

      As of September 30, 1994, the Bank's C&D Assets were $42.3 million as compared to the September 30, 1994 Orders requirement of no more than $40.0 million. Based on comments from the FDIC and SBD regarding certain requirements of the Orders, the Bank is revising some of its policies and procedures, and ensuring that the policies and procedures are effectively implemented.

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

      In response to the Orders, management has submitted a business plan in 1993 to the FDIC and the SBD. The FDIC and the SBD did not object to the Bank's basic strategies outlined in the business plan during their recent examination. However, the Bank is presently updating its business and profit plan to reflect the present condition of the Bank's balance sheet. In the short-term, the plan will provide for a less aggressive approach to developing the Asia strategy. Management believes that the Bank will be able to take the actions contemplated by such plan without need for further regulatory approval, subject to the general requirement that the Bank return to profitability and be operated safely and soundly.

      In response to the recent examination by the FDIC which was completed in the second quarter of 1994, the Bank restated its September 30, 1993, December 31, 1993 and March 31, 1994 FDIC Quarterly Call reports to reflect certain provisions and charge-offs in earlier periods. The restatement has no material effect on the Bank's consolidated statement of financial condition as of September 30, 1994.

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

      A bank is required to levy such an assessment within 60 days of the Superintendent's order; the assessment becomes a lien upon the shares assessed from the time of service or publication of such notice of assessment. Within 60 days of the date on which the assessment becomes delinquent, a bank subject to the Superintendent's order must sell or cause to be sold to the highest bidder for cash as many shares of each delinquent holder of the assessed shares as may be necessary to pay the assessment and charges thereon.

      As of September 30, 1994, the Bank had contributed capital of $62.7 million and deficit retained earning of $46.4 million, or approximately 74.0% of contributed capital, within the meaning of
Section 134(b) of the Financial Code. On November 6, 1992, February 17, 1993, November 16, 1993, February 7, 1994, May 9, 1994, and August 4, 1994, the Superintendent issued orders to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital.

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

      As of September 30, 1994, the Bank would have been required to raise $53.3 million in additional new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). The proceeds of the Private Placement alone will not be sufficient to correct the Bank's capital impairment. However, the Bank believes that with the proceeds of the Private Placement and, if a quasi-reorganization is approved by the SBD, permitting the Bank to reclassify (among other adjustments) the Bank's shareholder's equity by reducing deficit retained earnings by a corresponding charge to the Bank's contributed capital in excess of par value, the Bank, then, would not have impaired contributed capital.

      The Company continues its analysis regarding a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that
(a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved, that the Bank will be able to effect a quasi-reorganization. Management also believes that, because it is anticipated that the Bank will have high leverage and risk-based capital ratios after the Private Placement, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity or other adverse operating issues might not arise that would result in the Superintendent utilizing the powers granted by Section 134.

      No assurance can be given that the Bank's capital condition will not deteriorate further as a result of operating losses prior to a quasi-reorganization. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level as a result of such a reduction in the market value of the Bank's assets over its liabilities. Finally, there can be no assurance that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses. As long as the Bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the Bank, or to order the Bank to comply with the legal requirement and levy an assessment on the shares of the Bank held by the Company sufficient to correct the impairment. As the Company is the sole shareholder of the Bank, the assessment would be made on the Company. The Company does not have the funds to satisfy such an assessment. Management believes, however, that the Superintendent has never exercised his bank takeover powers under Section 134 solely on the basis that a bank's capital is impaired under the standards set forth in Section 134.


Results of Operations

Net Interest Income

      The Company's net interest income decreased from $8.3 million for the nine months ended September 30, 1993, compared to $5.9 million for the same period in 1994, a decline of $2.4 million or 28.9%. The decrease was the result of the reductions in both the interest-earning assets and interest bearing liabilities and a slight increase in the Bank's interest margin. Average interest-earning assets declined $85.0 million or 34.9% to $158.6 million for the nine months ending September 30, 1994 from $243.6 million for the same period ending September 30, 1993. Average interest bearing liabilities declined $82.7 million or 34.9% for the nine months ended September 30, 1994 from $236.4 million for the period in 1993. The average interest rate margin increased slightly to 4.97% for the nine months ended September 30, 1994 compared to 4.69% for the same period in 1993.
      The Company's net interest income decreased from $2.6 million for the third quarter of 1993, compared to $2.0 million for the third quarter of 1994, a decline of $608,000 or 23.4%. Average interest-earning assets declined by $87.1 million or 36.8% to $149.7 million for the quarter ending September 30, 1994 compared to $236.8 million for the same period in 1993. Average interest bearing liabilities declined by $93.6 million or 41.5% to $136.6 million for the quarter ending September 30, 1994 compared to $225.3 million for the same period in 1993. The average margin increased to 5.28% for the third quarter of 1994, from 4.43% for the third quarter of 1993 as a result of rates earned on loans increasing faster than rates paid on deposits in 1994.

Non-Interest Income

      Non-interest income decreased $2.2 million, from $3.7 million for the nine months ended September 30, 1993 compared to $1.5 million for the same period in 1994. Stock option commissions and fees decreased $1.0 million, or 45.6% primarily as a result of lower stock prices which reduced activities by holders of stock options. In addition, the Bank has experienced some reduction in stock option commission volume as a result of the Bank no longer being on certain companies' recommended broker listing due to the Bank's financial condition. Other income was $1.1 million lower than the previous period partially due to a non-recurring loss from investment in Bank of San Francisco Building Company of $486,000 and loss on sale of securities of $201,000 in 1994 as a result of liquidating certain mortgage-backed securities in an effort to limit the Bank's losses in a rising rate environment and generally, lower volume.

      Non-interest income decreased $1.1 million, from $1.3 million for the third quarter of 1993 compared to $235,000 for the third quarter of 1994. Service charges and fees decreased by $43,000, or 34.4%. Stock option commissions and fees decreased $424,000, or 55.5% as a result of reduced activities by holders of stock options. Other income was $656,000 lower than the previous period in 1993 partly as a result of a non-recurring loss from investment in Bank of San Francisco Building Company of $486,000. See "The Bank of San Francisco Building Company Limited Partnership".

      The Bank expects to continue experiencing lower levels in stock option lending activities. The activities are usually tied to the performance of each stock option holder's company. With large movements in the price of many company's stock, many of these stock option holders are not exercising their options.

Non-Interest Expense

      Operating Expenses

      Operating costs increased by $1.6 million or 12.0%, from $13.3 million for the nine months ended September 30, 1993 to $14.9 million for the same period in 1994. The increase is primarily the result of two lawsuits that were settled during the first half of 1994 for a total cost of $2.3 million and a litigation reserve of $600,000 established in the third quarter of 1994 for existing and potential losses from various lawsuits. See "Part II -- Other Information -- Legal Proceedings." Professional fees increased by $1.2 million from $1.2 million for the nine months ended September 30, 1993 compared to $2.4 million for the same period in 1994 as a result of contracting for specialized services related to problem asset resolution, litigation settlement and legal support, and to supplement existing staff. The increase in professional fees is partially offset by the decrease in salaries and related benefits of $1.2 million from $6.6 million for the nine months ended September 30, 1993 compared to $5.4 million for the same period in 1994. All other operating costs decreased by $1.3 million as a result of lower costs related various cost control initiatives and to lower deposit and loan volumes in 1994 compared to 1993, partially offset by the loss on sale of the Sacramento Regional office in 1993 of $425,000.

      Operating costs increased by $111,000 or 2.5%, from $4.4 million for the third quarter of 1993 to $4.5 million for the third quarter of 1994. The increase is primarily the result of the litigation reserve of $600,000 accrued in the third quarter of 1994 as discussed above, higher professional fees of $354,000 partially offset by lower salaries and related benefits of $451,000 and lower costs as a result of lower loan and deposit volumes and portfolios for the third quarter of 1993 compared to the third quarter of 1994. The increase in professional fees is partially offset by the decrease in salaries and related benefits of $451,000 from $2.2 million for the third quarter of 1993 compared to $1.7 million for the third quarter of 1994. Other occupancy increased by $86,000 or 11.8% primarily as a result of decreasing the amortization term of the Bank's leasehold improvements.

      During the fourth quarter of 1994, the Company and the Bank implemented a reduction in work force to reduce the number of employees from 107 to 90. The severance related costs will be recognized in the fourth quarter of 1994.

      Net Cost of Real Estate Operations

      Net cost of real estate operations increased $3.0 million from $3.8 million for the nine months ended September 30, 1993 compared to $6.8 million for the same period in 1994. The increase is attributed to write-downs on real estate owned and real estate investment in 1994 of $5.0 million compared to $2.3 million in 1993. Other costs related to real estate operations increased by $339,000
to $1.8 million for the nine months ended September 30, 1994 compared to $1.5 million for the same period in 1993 as a result of costs related to analyzing the potential for selling problem assets as a pool of assets to a single buyer.

      Net cost of real estate operations increased $2.3 million from $812,000 for the third quarter of 1993 compared to $3.1 million for the third quarter of 1994. The increase is attributed to write-downs on real estate owned in third quarter of 1994 of $2.7 million compared to write-downs of $453,000 in third quarter of 1993.
Costs related to real estate operations are $438,000 for the third quarter of 1994 compared to $359,000 for the same period in 1993.



Financial Condition

Liquidity and Capital Resources

      Liquidity

      The Bank's liquid assets, which include cash and short term investments, totaled $41.4 million, or 23.3% of total assets, at September 30, 1994, a decrease of $5.7 million from $47.1 million, or 20.4% of total assets, at December 31, 1993. The decrease was the result of net outflows in deposits of $66.1 million and operating losses of $14.8 million partially offset by net loan repayments of $36.2 million, real estate owned reduction of $10.2 million, borrowing from the Federal Home Loan Bank (the FHLB) of $5.0 million and Repurchase Agreements of $4.8 million, and funds raised from the Offering of $20.0 million during 1994.

      The Bank presently has a short-term line of credit at the discount window with the Federal Reserve Bank of up to $2.5 million secured by loans in the Bank's portfolio. As of September 30, 1994, the Bank had not drawn on its line of credit with the Federal Reserve Bank. As of September 30, 1994, the Bank had pledged loans and securities enabling the Bank to borrow up to $5.0 million from the FHLB of San Francisco and securities enabling the Bank to borrow up to $ 6.8 million against Repurchase Agreements. The Bank has drawn $5.0 million on its facility with the FHLB of San Francisco and $4.8 million against the Repurchase Agreement.

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

      Capital

      At September 30, 1994, shareholders' equity was $20.3 million, compared to $17.5 million at December 31, 1993, primarily as a result of raising additional capital, net of costs, totaling $17.6 million partially offset by the $14.8 million net operating loss.
At September 30, 1994, the Company and the Bank had Tier I capital of $20.3 million and $16.3 million, respectively. Tier I capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.

      The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of September 30, 1994, the Company and the Bank were in compliance with all the minimum capital ratios and the Bank was in compliance with the minimum leverage ratio of 7% mandated by the Orders. The increase in the Company's and Bank's ratios as of September 30, 1994 are primarily the result of raising additional capital.

      The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1994:

                                                         Minimum
                                                         Capital
                                 Company        Bank  Requirement     Orders
Leverage ratio                     10.70%       8.60%         4.0%       7.0%
Tier 1 risk-based capital          13.35        10.69         4.0        N/A
Total risk-based capital           15.02        12.28         8.0        N/A

      On July 25, 1994, the Company issued units including additional shares of Class A Common Stock, warrants, and RPR securities for $20.0 million in capital. The total cost of the offering is estimated to be $2.4 million. The net capital contribution to the Company is $17.6 million. On July 27, 1994, the Company contributed net capital of $13.5 million to the Bank.


Investment Activities

      At September 30, 1994, the Company's investment securities, including Federal funds, totaled $33.5 million, or 18.8% of total assets, compared to $38.8 million, or 16.8% of total assets, at December 31, 1993.

      At September 30, 1994, investment securities held-to-maturity totaled $9.1 million, compared to $6.4 million at December 31, 1993, and are carried at amortized cost. At September 30, 1994, the Company held $4.4 million defined as investment securities available-for-sale, and $24,000 was charged against equity to reflect the unrealized loss on these securities. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of September 30, 1994, the investment securities available-for-sale primarily consisted of floating rate mortgage-backed securities and other medium term debt securities. Investment securities available-for-sale of $14.9 million at December 31, 1993, consisting of mutual funds, were liquidated during the first quarter of 1994.

      The Bank's investment strategy regarding investment securities held-to-maturity was re-evaluated during the second quarter of 1994. During the second quarter, the Bank sold an investment security classified as held-to-maturity at a loss of $14,000 which had a contractual term to maturity of more than one year and transferred one investment security totaling $656,000 from held-to-maturity to available-for- sale. The remaining investment securities held-to-maturity have contractual maturities of one year or less.


Loans

      During the nine months ended September 30, 1994, total loans decreased by $36.2 million, from $149.7 million at December 31, 1993 to $113.6 million at September 30, 1994. The reduction resulted primarily from loan repayments and loan charge-offs. The composition of the Bank's loan portfolio at September 30, 1994 and December 31, 1993 is summarized as follows:

(Dollars in Thousands)                                     1994        1993
Commercial and financial                                 $ 88,276   $ 109,008
Real estate construction                                   15,515      14,023
Real estate mortgage                                        9,705      26,479
Net lease financing                                            55         230
                                                          113,551     149,740
Deferred fees and discounts, net                             (517)       (550)
Allowance for possible loan losses                         (6,132)     (8,050)
   Total loans, net                                     $ 106,902   $ 141,140

      Classified Assets

      Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosure are included in other real estate owned. The table below outlines the Bank's classified assets at September 30, 1994 and December 31, 1993:

(Dollars in Thousands)                                     1994        1993
Loans - performing                                       $ 14,716    $ 11,847
Non-accrual loans                                          10,616      11,086
Other real estate owned                                    22,123      32,372
Real estate investments                                       725       1,468
   Total classified assets                               $ 48,180    $ 56,773

      Classified loans decreased to $48.2 million as of September 30, 1994 compared to $56.8 million at December 31, 1993. During the first quarter of 1994, the Bank reclassified $11.1 million in loans that were previously identified as special mention. Special mention loans are defined as loans that currently do not expose the Bank to a sufficient degree of risk to warrant a more adverse classification, but possess certain credit deficiencies or potential weaknesses deserving management's attention. Based on comments from the FDIC examiners, the bank redefined its criteria for all classified assets. During the nine months ended September 30, 1994, a total of $23.3 million in classified assets was resolved as a result of repayments, credit quality improvements, charge-offs and write-downs.

      The Bank was required by the Orders to reduce certain classified assets to no more than $60.0 million by December, 31, 1993, no more than $50.0 million by March 31, 1994, and no more than $40.0 million by September 30, 1994. See "Regulatory Directives and Orders -- Cease and Desist Orders." At September 30, 1994, the Bank was not in compliance with the Orders with $42.3 million in such assets.

      Management cannot foresee when the present weakness in the regional real estate market will diminish, and could continue to have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms that are favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Bank's statement of financial condition. Moreover, the Bank has been incurring substantial asset-carrying expenses, such as maintaining and operating properties included among the Bank's other real estate owned classification, and the Bank may continue to incur asset-carrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

      During the third quarter of 1994, the Bank analyzed certain classified assets and determined that short-term liquidation was warranted. Accordingly, the Bank recorded write-downs on certain assets based on potential sales prices. During the fourth quarter of 1994, the Bank will continue to analyze its classified asset portfolio to determine additional appropriate asset-by-asset resolution strategies such as short-term liquidation, development and construction and long-term holding. In conjunction with the asset strategies, the Company and the Bank are analyzing the possibility of selling certain assets to a single buyer. A change in resolution strategy could result in additional losses during the fourth quarter of 1994.

      Non-Performing Assets

      Non-performing assets are comprised of non-accrual loans, in-substance foreclosed assets and real estate foreclosures.
Non-performing assets were $33.5 million at September 30, 1994, down $10.0 million or 23.0% from $43.5 million at the end of 1993.

      During the nine months ended September 30, 1994, $6.4 million in loans were transferred to non-accrual status as a result of certain credit quality weaknesses. The reduction of $16.4 million in non-performing assets was primarily the result of OREO sales of $5.4 million, write-downs of $4.7 million, cash repayment of $3.0 million and charge-offs of $3.3 million.

      At September 30, 1994 and December 31, 1993, other real estate owned, including in-substance foreclosed loans, was $22.1 million and $32.4 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. An in-substance foreclosure loan may be returned to a performing loan status if the existing borrower can pay all uncollected interest or provide for a principal reduction and can demonstrate the financial ability to maintain cash flow to support the loan for the foreseeable future. At September 30, 1994 and December 31, 1993, in-substance foreclosed loans were $9.8 million and $19.1 million, respectively. As of September 30, 1994 and December 31, 1993, all other real estate owned (OREO) and real estate investments were adversely classified.

     Non-performing loans secured by first deeds of trust totaled $7.2 million as of September 30, 1994. Of the $9.8 million in other real estate owned classified as in-substance foreclosure, one property totaling $298,000 was secured by a subordinate deed of trust. Restructured loans totaled $2.2 million at September 30, 1994 and December 31, 1993.

      The following table provides information on all non-performing assets at September 30, 1994 and December 31, 1993:

(Dollars in Thousands)                                     1994        1993
Non-accrual loans                                        $ 10,616    $ 11,086
Other real estate owned                                    22,123      32,372
   Total non-performing assets                           $ 32,739    $ 43,458

As a percentage of total loans and OREO outstanding          24.1%       23.9%

      In addition to the loans disclosed in the foregoing table, the Bank had approximately $1.7 million in loans at September 30, 1994 that were between 31 and 89 days delinquent. Approximately
$900,000 of the loans delinquent between 31 and 89 days are commercial loans. In the opinion of management, the loans delinquent between 31 and 89 days have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. However, these loans did not demonstrate weaknesses that warranted non-accrual status as of September 30, 1994. As of September 30, 1994, approximately $366,000 of commercial loans were delinquent 90 days or more and still accruing. Total non-accrual loans includes one loan classified as a loan to facilitate the sale of real estate owned that is less than 90 days delinquent.

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

      The Bank is exploring the possible sale of part or all of the problem asset portfolio to a single buyer as discussed previously. In addition, management is exploring other means of expediting the sale of the problem assets on an asset by asset basis. Such sales would likely entail further write-downs of the problem assets sold in recognition of the administrative expenses and holding cost incurred by the buyer, together with the rate of return expected by the buyer for such a transaction.

      Valuation Allowances

      During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). One of the requirements of SFAS No. 114 is that the value of an impaired loan be measured based on the present value of expected future cash flows or at the fair value of the collateral if the loan is real estate dependent. Loans historically classified as in-substance foreclosure will no longer be included in other real estate owned, but rather will remain in the loan portfolio. SFAS No. 114 is effective beginning in

1995, but, earlier implementation is permitted. The Company elected not to implement SFAS No. 114 for the period ended September 30, 1994. The effect of SFAS No. 114 on the Company's financial statements is unknown at this time because the complex analysis to implement this standard has not been completed.

      Allowance for Loan Losses

      The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into considerations specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

      The Bank establishes a specific loss allowance based on the asset classification and credit quality grade. Specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the three quarters ended September 30, 1994:

(Dollars in Thousands)                                                  1994
Beginning balance of allowance for loan losses                        $ 8,050
  Charge-offs                                                          (3,253)
  Recoveries                                                              912
  Provision                                                               423
Ending balance of allowance for loan losses                           $ 6,132

      For the nine months ended September 30, 1994, the Company charged-off $1.1 million in real estate related loans, $1.5 million in commercial loans and $687,000 in unsecured loans. The charge-offs were primarily allocated loan loss allowances on specific loans. Unallocated loan loss allowances are $1.6 million as of September 30, 1994 compared to $2.8 million as of December 31, 1993.

      Allowance for Losses on Other Real Estate Owned

      The following table summarizes the other real estate owned loss experience of the Bank for the three quarters ended September 30, 1994:

(Dollars in Thousands)                                                 1994
Beginning balance of allowance for losses                             $ 2,986
  Charge-offs                                                             (57)
  Provision                                                             4,711
Ending balance of allowance for losses                                $ 7,640

      The Bank recorded a net gain on sale of other real estate owned totaling $243,000 in the first nine months of 1994. The gain was related to two properties. The Bank recorded a net loss on sale of other real estate owned totaling $73,000 in the first nine months of 1994. The loss was also related to one property. The OREO properties are shown net of allowance for losses.

     Allowance for Losses on Real Estate Investments

      The following table summarizes the real estate investments loss experience of the Bank for the three quarters ended September 30, 1994:

(Dollars in Thousands)                                                  1994
Beginning balance of allowance for losses                            $   712
  Charge-off                                                            (202)
  Provision                                                              506
Ending balance of allowance for losses                               $ 1,016

      During the nine months ended September 30, 1994, one real estate investment property was sold for a gain of $10,200. As of September 30, 1994, the remaining two properties were written down
by $382,000 to reflect potential sales prices.   Real estate
investments are shown net of allowance for losses.

Deposits

      The Bank had total deposits of $144.0 million at September 30, 1994, compared to $210.1 million at December 31, 1993, a decrease of $66.1 million. A summary of deposits at September 30, 1994 and December 31, 1993 are as follows:

(Dollars in Thousands)                                     1994        1993
Demand deposits                                       $   30,095  $   34,859
NOW                                                       36,919      48,908
Money market                                              29,434      35,051
Savings                                                    3,374       7,544
   Total deposits with no stated maturity                 99,822     126,362
Time deposits:
  Less than $100,000                                      33,954      51,481
  $100,000 and greater                                    10,252      32,268
   Total time deposits                                    44,206      83,749
   Total deposits                                      $ 144,028   $ 210,111

      A summary of deposits by customer base at September 30, 1994 and December 31, 1993 are as follows:

(Dollars in Thousands)                                     1994        1993
Private Banking                                       $   63,590  $   80,372
Association Bank Services                                 35,601      45,100
Trust and Investment Services                             14,762      16,336
Money Desk Deposits                                       18,935      41,543
Brokered Deposits                                         11,140      26,760
   Total deposits                                      $ 144,028   $ 210,111

      The Bank's primary focus is in private and business banking, with deposits totaling $63.6 million, or 44.1% of total deposits, at September 30, 1994, compared to $80.4 million, or 38.3% of total deposits, at December 31, 1993.

      The Bank is dependent upon other sources for deposits. Deposits acquired through its Association Bank Services function totaled $35.6 million, or 24.7% of total deposits at September 30, 1994, compared to $45.1 million, or 21.5% of total deposits at December 31, 1993. Deposits acquired through its Trust and Investment function totaled $14.8 million, or 10.2% of total deposits at September 30, 1994, compared to $16.3 million, or 7.8% of total deposits at December 31, 1993.

      Customer concerns over the financial condition of the Bank contributed to the decline in deposits. As a result of the first closing of the Offering which was completed in July 1994, the Bank has implemented a program during the third quarter of 1994 to build existing and former client relations and reestablish these relationships with the Bank, particularly their depository relationships.

      Deposits acquired through the money desk operations totaled $18.9 million, or 13.1% of total deposits at September 30, 1994, compared to $41.5 million, or 19.8% of total deposits at December 31, 1993. The decline in money desk deposits is partially the result of the Bank's decision to reduce its level of volatile deposits as required by the Orders as well as from a competitive rate environment. Depositors view other investments as more attractive because of higher interest rates for those types of investments compared to the interest rates the Bank can offer for money desk deposits.

      At September 30, 1994, the Bank had brokered deposits totaling $11.1 million. During the third quarter of 1994, the Bank's brokered deposits matured and were repaid. The Bank's agreement with a major retail brokerage firm for the placement of the Bank's certificates of deposit was not renewed. At December 31, 1993, the Bank had outstanding certificates of deposit placed through this brokerage firm of $20.0 million, or 9.5% of total deposits. As of September 30, 1994, the Bank established other sources of brokered deposits with brokered deposits totaling $4.1 million through other intermediaries. In addition, as a result of the recent regulatory examination, certain money market accounts totaling approximately $7.0 million were reclassified as brokered deposits as of March 31, 1994. Most of these deposits have been on deposit in the Bank since 1989. As a result, brokered deposits totaled $11.1 million, or 7.7% of total deposits, at September 30, 1994.

      The Bank's ability to accept brokered placements of deposits was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. The Bank is currently accepting brokered deposits pursuant to a extension of a waiver of such prohibition granted by the FDIC which expires in September 1995.
      Concentrations of brokered deposits and deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities with which certain risks are associated, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank was required to submit a plan to the FDIC and SBD to reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994. The plan includes increased emphasis in the development and marketing of new and existing deposit programs.

      The Bank's volatile liability dependency ratio at September 30, 1994 was 15.3%. As of September 30, 1994, total volatile liabilities were $50.0 million or 31.7% of total liabilities compared to $80.6 million or 37.7% of total liabilities as of December 31, 1993 (including the deposits reclassified to brokered deposits during the first quarter of 1994). The Bank can manage the volatile liabilities dependency ratio by decreasing volatile deposits without decreasing short-term investments or by increasing short-term investments without increasing volatile deposits. Prior to the reclassification, and with the additional capital from the Offering, the Bank had expected to meet the conditions imposed by the Orders. The Bank is exploring other alternatives to reduce the volatile dependency ratio including increasing core deposits and raising additional capital.

      The Bank presently offers a placement service for certificates of deposit designed to invest customer funds in other financial institutions. During the recent examination, the FDIC examiners concluded that these activities constitute deposit brokerage activity which requires prior written notice to the FDIC. The Bank filed the requisite notice with the FDIC during the third quarter of 1994. It is possible that the Bank could be subject to regulatory sanctions for engaging in the activities mentioned in this section, although the FDIC has not advised the Bank that any such action is contemplated.


The Bank of San Francisco Building Company Limited Partnership

      During the second quarter of 1994, the Company and the Bank tendered an offer to limited partners of the Bank of San Francisco Building Company (BSFBC), a California limited partnership to purchase as many limited partnership interests in BSFBC as possible in exchange for stock and cash once regulatory approval is granted. The tender offer was deferred pending accounting and regulatory review which has been completed. The Company and the Bank are seeking to close the tender offer by December 31, 1994.

      The Company and the Bank have examined the accounting treatment should a majority interest in the partnership be acquired. If the Bank acquires more than 50% of the limited partnership interest, its investment in BSFBC would be on a consolidated basis. No reserve for impairment would be required.

      Presently, the Bank accounts for its interest in the limited partnership using the equity method. During the third quarter of 1994, BSFBC's general partner, BSFRI, decided to reduce the amortization term for BSFBC's assets. The change in the amortization term of leasehold interest and leasehold improvements resulted in the Bank recording a loss from BSFBC of $486,000.


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

      The effective date of the initial distribution of Adjustment Shares was September 30, 1994. However, the adjustment formula does not require any Adjustment Shares to be issued as of September 30, 1994. The next interim date of distribution is December 31, 1994. The final distribution will be made on December 31, 1996.

Other

      The Bank has had and expects to continue to have banking transactions with directors and executive officers of the Company and the Bank (collectively Insiders). Loans made to insiders are made in the ordinary course of business on substantially the same terms and conditions as non-insiders, subject to regulatory restrictions for loans to insiders. Generally, these loans have not involved more than the normal risk of collection or presented other unfavorable features. During the fourth quarter 1993, the Bank charged-off two loans that were held by a former director, who resigned earlier in 1993, for a total of $900,000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. At September 30, 1994, the Company and/or the Bank are defendants or cross-defendants in certain lawsuits, for which the damages sought are substantial.

      The Bank is presently the defendant in two lawsuits brought by former employees. The first involves a former employee who alleged that the Bank and the Bank's former Chief Executive Officer (at the time of the termination) intentionally or negligently misrepresented their intentions regarding his employment contract, and failed to pay monies due under the employment contract, and that the Bank wrongfully terminated the employment contract. The Bank has reached a binding arbitration settlement requiring it to pay $293,000 plus interest of approximately $100,000 to the former employee. Additional amounts in respect of the plaintiff's legal expenses will also be incurred. The Company and the Bank intend to pursue its rights under its indemnification agreement with Mr. Donald R. Stephens, a former Chairman of the Board and Chief Executive Officer of the Company who resigned in 1993, pursuant to which Mr. Stephens is required to provide indemnification in respect of certain expenses of such action.

      The second involves another former employee who alleged that the Bank, and the Bank's Chief Executive and Chief Financial Officers (at the time of that employee's termination) recruited the plaintiff with false representations and fraudulent omissions with respect to the financial condition of the Bank. The former employee claims to have resigned from secure employment and was subsequently terminated. The Bank has reached an agreement in principal to settle this lawsuit for $135,000.

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

      In the fourth lawsuit, BSFRI is named as a defendant and has been served with a cross-complaint for indemnity in a deficiency judgement with respect to a first deed of trust on a property owned by a limited partnership. The plaintiff under the cross compliant are seeking damages in the amount of $5.0 million, and unspecified punitive damages. BSFRI was once a limited partner in the partnership but became a secured lender of the partnership under a second deed of trust, at which time BSFRI was given a release for any liability. The Bank believes it has meritorious defenses to the cross-claim and will contest any allocation of liability to it if defendants are found liable for any deficiency.

      In the fifth lawsuit, the Bank has been named a defendant in an action brought in Florida by the institutional purchaser of a block of loans from the Bank, alleging failure of the Bank to properly perform a credit check for one of the loans. The plaintiff is seeking approximately $155,000 it allegedly lost when the loan defaulted. The Bank is defending the matter vigorously and believes it has meritorious defenses. In addition, the Bank has been threatened with arbitration proceedings by another institutional purchaser in connection with a $750,000 principal amount loan purchased from the Bank on the sale of its former Sacramento branch. The institutional purchaser contends that the Bank breached the sale agreement by failing to notify the purchaser of the downgrading of the loan and the release of certain collateral. The Bank denies that it has breached the sale agreement.

      The Bank has denied these allegations and is vigorously defending these proceedings. The disposition of these proceedings could have a material adverse effect on the Company's financial position or results of operation, however, management cannot predict the specific outcome of these actions.

      The Bank also reached a definitive settlement agreement on July 25, 1994, to resolve a lawsuit pursuant to which an insurance commissioner, as conservator for an allegedly insolvent insurance company which deposited assets with the Bank under a trust agreement, made claims against the Bank. Under the settlement agreement the Bank paid to the plaintiff a single all-inclusive payment of $2.0 million. In addition, the Bank turned over to the plaintiff approximately $120,000, which the Bank continued to hold in trust for the insurance company in a separate account for costs of defense of claims, and it assigned to the plaintiff the proceeds of recoveries by the Bank of up to $1.0 million against the Bank's indemnity insurer and other third parties, which recoveries are not guaranteed by the Bank. The Bank obtained a full release from the plaintiff and also obtained its assistance, as conservator for the insurance company, in resolving approximately six other claims made against the Bank, which remain outstanding related to the dissolution of the insurance company and the Bank's trust activities.

      As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $2.0 million as of June 30, 1994 and an additional litigation provision of $600,000 as of September 30, 1994. A charge to the litigation reserve of $2.0 million was taken in the third quarter of 1994.


Item 2 - Changes in Securities

      None.


Item 3 - Defaults Upon Senior Securities

See "Note 5 -- Dividend Restrictions".


Item 4 - Submission of Matters to a Vote of Security Holders

      None.


Item 5 - Other Information

      On October 18, 1994, the Company and the Bank appointed James
E. Gilleran, formerly superintendent of the California State Banking Department, as Chairman and Chief Executive Officer of the Company and the Bank. The Company and the Bank have entered into an employment agreement with Mr. Gilleran, effective October 1, 1994 (Employment Agreement), which has a term of three years. The Employment Agreement provides for a base annual salary of $250,000, but his salary will be increased to $300,000 upon the Company concluding three consecutive profitable quarters after the date of the Employment Agreement. The Employment Agreement also provides for an annual bonus to be determined each year up to 100% of the base salary, and a one-time special incentive of $150,000 if subsequent to a regulatory examination the boards of directors of the Company and the Bank determine, respectively, that the condition of the Company and the condition of the Bank (as measured by its capital, assets, management, earnings and liquidity) are satisfactory.

     The Employment Agreement also provides that Mr. Gilleran will receive stock options under the Company's Executive Stock Option Plan to acquire shares of the Company's Class A Common Stock equal to 5% of the shares of Company's Common Stock, with additional options to be granted in the future as necessary to maintain the 5% ratio until the Company completes its next public offering of its Class A Common Stock. One-third of such options shall vest on each anniversary of the Employment Agreement and once vested are, in general, exercisable for a period of 10 years.

      The Employment Agreement also provides termination provisions which, so long as the Federal Reserve Board or the FDIC does not determine that the Company and the Bank are in an unsafe and unsound financial condition, can require, if his employment is terminated without cause, payment of an additional one year's salary, 50% of the bonus due him for the existing term plus an additional year, and that his stock options will vest immediately.

      Under the Employment Agreement, Mr. Gilleran is indemnified by the Company and the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the Employment Agreement. Subject to certain limitations, Mr. Gilleran is also indemnified by the Company and the Bank from any liability or expenses arising as a result of actions taken by the Company or the Bank, occurring after the execution of the Employment Agreement, unless such liability or expense is due to the officer's bad faith or gross negligence or is required by any relevant law or regulatory requirements. Exhibit
10.1 is a copy of the Employment Agreement.

      During the third quarter of 1994, Mr. Kent Price resigned as Chairman and Chief Executive Officer of the Company and the Bank. Mr. Price will continue as a director of the Company. Mr. Price advised management that his decision to resign was a personal one in order to enable him to assume a full time position with a non-banking company, and does not result from any disagreement with the Board of Directors of the Company and the Bank.

      Mr. Price terminated his employment contract with the Company and the Bank effective September 16, 1994, and will not require the payment or delivery of any compensation or benefits thereunder following his cessation of active management of the Company and the Bank, except for previously vested options on a fully diluted basis for one percent of all classes of the Company's Common Stock. Mr. Price will continue as a director of the Company and will received compensation therefor commensurate with the non-management directors of the Company. Exhibit 10.2 is a copy of Mr. Price's termination agreement.

      Mr. Champion, the Vice Chairman and Chief Financial Officer of the Company and Bank, has announced his intentions to resign as an officer of the Company and the Bank effective November 1, 1994, to assume responsibilities as the Chief Executive Officer of a newly formed asset management company, the equity of which, initially, will be contributed principally by Mr. Oka Masagung, the brother of the Principal Stockholder, and which is expected to maintain close relations with the Company. Mr. Champion will continue as a director of the Company and the Bank. Mr. Champion will terminate his employment contract with the Company and the Bank, and will not require the payment or delivery of any compensation or benefits thereunder following his cessation of active employment by the Company and the Bank, except for previously granted options on a fully diluted basis of two percent of all classes of the Company's Common Stock. Mr. Champion will also receive compensations as a director of the Company and the Bank commensurate with the non-management directors of the Company and the Bank.

      Mr. Carl D. Gustavson announced his resignation, effective October 18, 1994, as a director of the Company and the Bank. Mr. Gustavson advised management that his decision to resign was a personal one, and does not result from any disagreements with the Board of Directors of the Company and the Bank.

      Mr. Rodney D. Freed announced his resignation, effective October 18, 1994, as a director of the Company and the Bank. Mr. Freed also announced his resignation as President and Chief Operating Officer of the Company and the Bank, effective November 3, 1994. He advised management that his decision to resign was a personal one, and does not result from any disagreements with the Board of Directors of the Company and the Bank. Mr. Freed's cessation of active employment by the Company and the Bank will require compensation of one year's salary.

      On October 18, 1994, Mr. Stephen V. R. Spaulding, Executive
Vice President of the Bank, has been appointed a director and Vice Chairman of the Bank subject to regulatory review of such election.

      On October 18, 1994, Mr. Putra Masagung and Mr. Nicholas C.
Unkovic were elected members of the Board of Directors of the Company, subject to regulatory review of such elections. Mr.
Masagung is the Principal Stockholder of the Company.

      Mr. Unkovic is a partner in the law firm of Graham & James, San Francisco, California, which represents the Principal
Stockholder and certain of his affiliates, including in matters with respect to his investment in the Company. In connection with such position, Mr. Unkovic's election is also subject to the mutually satisfactory completion of an indemnity agreement between the Company, and Mr. Unkovic and Graham & James.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibit 10.1 Gilleran Employment Agreement

      Exhibit 10.2 Price Termination Agreement

(b)   Report on Form 8-K

      None

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             The San Francisco Company
                                   (Registrant)



Date:  November 10, 1994                    /s/ James E. Gilleran
                                            James E. Gilleran
                                            Chairman of the Board and
                                             Chief Executive Officer



Date:  November 10, 1994                    /s/ Keary L. Colwell
                                            Keary L. Colwell
                                            Controller
                                            Senior Vice President