Form 10-Q/A
period 1994-09-30
SAN FRANCISCO CO
filed 1995-01-04
CIK 351238

THIS IS AN AMENDED 10-Q FILING INCLUDING FDS EX-27

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

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 24

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 24

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . 24

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 26
              Exhibit-27 Included
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