Form 10-K405
period 1994-12-31
SAN FRANCISCO CO
filed 1995-04-21
CIK 351238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10198

                            THE SAN FRANCISCO COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                                  94-3071255
- - ----------------------------------------   -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 550 Montgomery Street, 10th Floor
 San Francisco, California                 94111
- - ----------------------------------------   -------------------------------------
(Address of principal executive office)    (Zip Code)

       Registrant's telephone number, including area code: (415) 781-7810

           Securities registered pursuant to Section 12(b) of the Act:

 Title of Class                               Name of Each Exchange on Which
                                                       Registered
- - ----------------------------------------   -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / X /.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 12, 1995, was $25,946,901 computed by reference to the closing sales price of the Class A Common Stock as reported by the American Stock Exchange.

The Registrant had 5,765,978 shares of Class A Common Stock outstanding on April 12, 1995.

                       Documents Incorporated by Reference

The definitive Proxy Statement for the Registrant's 1995 Annual Meeting of
Shareholders                                                           Part III

                            THE SAN FRANCISCO COMPANY

                         1994 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENT

                                     PART I

                                                                                                            Page
                                                                                                            ----
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                 The Company and the Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 Private and Business Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                 Trust Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Escrow Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Stock Option Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Association Bank Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                 Real Estate Investment and Development Activities  . . . . . . . . . . . . . . . . . . . .  5
                 Lending Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
                 Problem Asset Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
                 Correspondent Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                 Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                 Regulatory Agreement and Orders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
                 Regulation and Supervision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 Taxation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . 24

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . 25
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . 27
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . 47
Item 9.     Changes in and disagreements on Accounting and Financial Disclosures  . . . . . . . . . . . . . 80

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . 80
Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 80
Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . 80
Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . 80

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . 80

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY AND THE BANK

         The San Francisco Company (the "Company"), formerly the Bank of San Francisco Company Holding Company, a Delaware corporation, is a one-bank holding company, registered under the Bank Holding Company Act of 1956, for Bank of San Francisco (the "Bank"), a California state chartered bank organized in 1978 whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), subject to applicable limits. The Company was organized in California in 1981 and reincorporated in Delaware in 1988. The Bank, which the Company acquired through a reorganization in 1982, is the only direct subsidiary of the Company and accounts for over 99% of the consolidated assets of the Company. The Bank delivers its services from its headquarters building, Bank of San Francisco Building, at 550 Montgomery Street (at Clay Street), San Francisco, California 94111, and its phone number is (415) 781-7810.

         The Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), is listed on the American Stock Exchange (the "AMEX"). The closing price for the Class A Common Stock on April 12, 1995 was $4.50.

         The Bank currently specializes in providing private banking and trust and investment management services for individuals, as well as business banking for such individuals, their businesses and other businesses, primarily in the San Francisco banking market. See "-- Private and Business Banking." In addition, the Bank provides specialized services related to homeowners associations (see "-- Association Bank Services") and brokerage services (see "-- Stock Option Services"). In the future, the Bank intends to establish specialized banking services for the Asian private banking market for individuals who require private banking services both in Asia and the United States.

         In October 1994, James E. Gilleran was appointed Chairman and Chief Executive Officer of the Company and the Bank. Mr. Gilleran had been serving as the California Superintendent of Banks since 1989 and was the Managing Partner for the San Francisco office of KPMG Peat Marwick LLP from 1977 to 1987.

         During the period from 1991 through 1994, the Company suffered an aggregate of $74.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $52.0 million of new capital by the Company's controlling stockholder, Mr. Putra Masagung. These losses nevertheless caused impairments of capital and the breach of various regulatory requirements that have led to the issuance of orders by both state and federal bank regulatory authorities imposing restrictions and requirements on both the Bank's (the "Orders") and the Company's (the "Agreement") business activities and requiring the timely resolution of problem assets. See "-- Regulatory Agreements and Orders."

         In response to continuing operating losses and regulatory oversight, the Company has revised its business strategy to return the Company and Bank to profitability. The Company's goal for 1995 is to return to profitability within the current fiscal year. The following are actions the Company is taking to achieve its objective:

    - Capital On April 20, 1995, Mr. Masagung committed to contribute an additional $3.8 million to the Company, expected by April 24, 1995. The Company intends to contribute $4.2 million to the Bank upon receipt of Mr. Masagung's investment. The Company is attempting to raise a minimum of $6.3 million of additional capital.

    - Non-performing assets The Company intends to reduce non-performing assets to no more than 50% of capital (after capital restoration plans) by the end of 1995.

    - Deposit and Loan Growth The Company has initiated a core deposit incentive program, selective marketing programs, and is identifying and pursuing new sources of core deposits. The funds, if any, provided by core deposit growth will be used to fund loan growth. The concentration risks in the existing loan portfolio are expected to be reduced through selective renewals and new loan fundings.

    - Cost Reductions In addition to the actions mentioned previously, the Company's actions include staff reductions, reduced occupancy expense through the leasing of unoccupied space, settlement of litigation matters to reduce professional fees, and re-engineering operations to improve efficiency and effectiveness. The Company and Bank will continue to consider the purchase of limited partnership interests in the Bank of San Francisco Building Company (BSFBC) as a means of reducing future occupancy costs.

         The Company's objectives involve two simple goals; returning the Company and the Bank to profitability and increasing shareholder value. Considerable progress has been made in improving operational routines and controls. However, given the Bank's financial condition, its ability to achieve profitability and improve its regulatory ratios in 1995 is dependent on the Company raising additional capital and executing the sale of a majority of the Bank's non-performing assets.

PRIVATE AND BUSINESS BANKING

         Private and Business Banking at the Bank combines highly personalized service with an array of products to meet the complex needs of its primary clients -- executives, professionals and high net worth or high income individuals and the private and closely held businesses with which such individuals are associated. The Bank has specialized in private banking since it began operations in 1979. In the San Francisco area, the Bank's focus on serving the needs of its clients has led it to offer a range of services, including general credit and depository services and specialized corporate escrow services and, to a lesser extent, asset management and trust services.

         The Bank seeks to concentrate on establishing relationships with private and closely held businesses and their owners and operators. In particular, the Bank seeks relationships with individuals whose financial needs require customized banking programs. At December 31, 1994 and 1993, Private and Business Banking managed approximately $67.0 million and $80.4 million in deposits, representing approximately 45.5% and 38.3% of the Bank's total deposits, respectively. At December 31, 1994 and 1993, Private and Business Banking managed approximately $72.7 million and $108.0 million in loans, representing approximately 67.5% and 72.4% of the Bank's total loans, respectively.

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

    The Company's primary goals and related action steps for the Private and Business Banking Department over the next year involve:

    - Deposit growth Private Banking will concentrate on deposit growth in the Bank's "primary" marketing area and aggressively increase new relationships through selling quality service. The focus will be small privately held companies and their owners, and professionals. Every effort will be made to promote merchant and transaction services to those prospects. The initial focus will be calling on existing clients, and the identification and calling on prospective clients.

    - Loan concentrations One overall goal in 1995 is to improve the risk ratings and industry concentrations of the portfolio. Private Banking will focus on a broader diversification and reduce real estate related loans. Also, the Bank will selectively concentrate on investment management, law and accounting firms, and other professional companies as well as the personal accounts of the owners and senior partners associated with these organizations. The Bank will strive to obtain the customer's entire banking relationship rather than being a transaction bank.

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

TRUST SERVICES

         The Bank was granted trust powers in late 1989, and beginning in 1990, began to combine the personalized services of private banking with comprehensive investment management services. In addition to acting as investment advisor, the Bank offers its clients individual securities management, cash management, trustee services, including bill paying and budget evaluation, and employee benefits services including Individual Retirement Accounts (IRAs). The Bank can handle the administration of probates and trusts, and cash management for foundations. At December 31, 1994 and 1993, trust services were being provided on assets totaling $26.5 million and $25.7 million, respectively. Trust has never achieved the size (and, therefore, fee income) necessary to cover its direct costs. As a result, for 1995, the Company has elected to scale back the Trust business. During 1995, a concerted effort will be made to increase the profitability of existing relationships and to re-engineer internal processes and work flows.

ESCROW SERVICES

         Begun in 1989, the Corporate Escrow Services Department ("Escrow") provides a service for all non-real estate escrows, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow has always made a modest contribution to operating profit and provides a modest amount of deposits to fund other business activities. At December 31, 1994 and 1993, Escrow managed approximately $6.6 million and $9.2 million in deposits, representing approximately 4.5% and 4.4% of the Bank's total deposits, respectively. Escrow's primary goals and related action steps over the next year involve:

    - Increasing fee income and deposits by increasing business development calls, mailings, and advertisements to targeted markets, companies and individuals.

    - Better integrating with the Bank's other business units by participating in joint marketing calls with other Bank staff and identification of joint target clients.

    - Cross sell the Bank's other businesses by participating in a cross-referral program with Trust, Private and Business Banking, Association Bank Services, and Stock Option Lending.

STOCK OPTION SERVICES

         Begun in 1984, Stock Option Services provides a range of brokerage services combined with a program to facilitate the exercise of stock options by employees of publicly held companies. The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost.

         In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell the stock thus acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price to the company granting such options, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At December 31, 1994 and 1993, the total amount of the Bank's stock option loans outstanding was $2.1 million and $1.7 million, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

         Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income of Stock Option Services. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of fee income and service activities exposes the Bank to the possibility of losing certain important clients. For example, certain clients moved their accounts to a competitor in late 1993 after the Bank employees responsible for those accounts were hired by that competitor. This concentration of accounts also leaves the Bank vulnerable to losing a large source of fee income with the departure of a few clients. Management considers the fee income produced by this activity to be highly volatile, and there can be no guarantee that income levels from the activity can be maintained at current levels.

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

         Stock Option Services initiatives include:

    - Expanding services to existing clients Through focused calling programs on each client and by maintaining service quality.

    - Develop new company relationships The development of a prospect database, an action plan for initial contact and follow-up contacts, and sales and marketing literature are primary action steps completed by a newly hired manager. The Plan includes the development of a marketing program for discount brokerage services.

    - Improving systems Review stock option reporting systems and interactive voice response products for possible purchase and linkage with client company relationships.

    - Cross sell the Bank's other businesses Participate in a cross-referral program with Private and Business Banking. Determine feasibility of "discount brokerage" concept for Private Banking customers and prospects.

ASSOCIATION BANK SERVICES

         Established in 1987, Association Bank Services operates throughout California and is a major provider of deposit and financial management services to homeowner and community associations in the State. The Bank offers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services to homeowner and community associations. In addition, the Bank offers lockbox and courier services, expedited deposit processing and special handling of accounts to simplify banking operations. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1994 and 1993, the Association Bank Services Division accounted for approximately $3.1 million and $848,000 in loans, representing approximately 2.9% and .6% of the Bank's total loans, respectively.

         At December 31, 1994 and 1993, the Association Bank Services accounted for approximately $41.6 million and $45.1 million in deposits, representing approximately 28.3% and 21.5% of the Bank's total deposits, respectively. A substantial portion of the Association Bank Services deposits are held in individual accounts that are 100% covered by FDIC insurance. The Bank also offers a certificate of deposit placement service (CD Placement) designed to invest a customer's funds in other insured financial institutions up to a maximum of

$100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

         Although a substantial portion of the individual Association Bank Services deposit accounts are fully insured, a small number of "account managers" control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits, and thus on the Bank's liquidity. Association Banking Services' primary goals and related action steps over the next year involve:

    - Maintain existing clients by continuing to provide the service level and specialized services in addition to new products.

    - Evaluate the profitability of existing products by working with clients to ensure that they understand the cost of the services that they receive, and by cross-selling other Bank services to increase the service value that they receive.

    - Expand market share by increasing in state and out of state business. Presently, the Bank's primary market of Association Bank Service deposits are in California. Through direct marketing, Association Bank Services is targeting a significant increase in market share within the state. Selective marketing tests in Colorado in 1994 have provided new clients and broadened the Bank's exposure for prospective clients in the Colorado market.

    - Loan growth by continuing direct marketing to attorneys, CPA's, and management companies that specialize in the association industry. These provide an excellent source of prospective lending clients and, potentially, deposit customers.

    - Expand the automation of services by automating the lockbox processing and integrating ACH services, the Bank will be able to provide a more cost effective product. A new product that will be introduced in 1995 is for associations to collect assessment dues by credit card.

REAL ESTATE INVESTMENT AND DEVELOPMENT ACTIVITIES

         Management has withdrawn the Bank from all real estate development activities. From 1985 through 1992, the Bank was engaged in commercial and residential real estate development through Bank of San Francisco Real Estate Investors ("BSFRI"), a wholly-owned subsidiary of the Bank. Then-applicable regulations and practices of the FDIC and the Federal Reserve Board permitted state-chartered bank subsidiaries of bank holding companies to engage in real estate investment activities if such activities were permitted under state law (as was the case in California). The Bank's approval for engaging in real estate investment and development activities was suspended after November 1991 pursuant to the terms of a Memorandum of Understanding with the FDIC and the State Banking Department (the "MOU"), and the Bank agreed to discontinue its real estate investment activities not later than December 1993. In addition, under FDICIA (see "--Regulation and Supervision -- Federal Deposit Insurance Corporation Improvement Act of 1991"), the Bank is no longer permitted to engage in real estate development activities and must dispose of assets acquired for such purposes by December 19, 1996. See "-- Regulation and Supervision." As required by FDICIA, the Bank has filed an application to continue the orderly divestiture of its real estate investments until December 19, 1996. The Bank was granted until December 31, 1994 to effect an orderly divestiture of its real estate investments. Although complete divesture was not achieved, the FDIC has not taken enforcement actions against the Bank (see "PROBLEM ASSET PORTFOLIO"). The Bank intends to file another application with the FDIC to allow for an orderly liquidation by December 31, 1995.

    BSFRI's activities were substantially cut back after 1989. During 1994, BSFRI sold one property. BSFRI sold no properties in 1993. At December 31, 1994 and 1993, real estate investment totaled $682,000 and $1.5 million, or approximately 0.4% and 0.6%, respectively, of the Company's total assets, excluding real estate accounted for as Bank premises (which totaled at such dates $1.7 million and $2.2 million, respectively).

LENDING ACTIVITIES

         Historically, the Bank concentrated its lending activities in commercial and financial loans, in real estate construction and development loans and real estate mortgage loans made primarily to individuals and businesses in the San Francisco area and, for a brief period, in the Sacramento area. The Bank also provides financing for the exercise of employee stock options. The Bank has offered credit for private or closely held businesses ranging from $250,000 to $2.5 million and credit to high net worth and high income individuals ranging from $150,000 to $1.5 million. In conjunction with the Bank's Plan to reduce concentration risks in the loan portfolio, the Bank has elected to reduce the loans it offers to no more than $1.0 million. The Bank has no foreign loans. Renewal of existing loans in excess of $500,000 requires the approval of the Loan and Investment Committee of the Board.

         At December 31, 1994 and 1993, the Bank had net loans outstanding of $99.5 million and $141.1 million, respectively, which represented approximately 67.6% and 67.2% of the Bank's total deposits at those dates and approximately 63.5% and 61.1% of the total assets of the Company. During 1994, the Bank originated $30.5 million of new loans, compared with $87.8 million of new loans during 1993. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity and amount of the loans and have been subject to competitive pressures, money market rates, funds availability and governmental regulations. Approximately 93.2% of the Bank's loans have interest rates that either adjust with the Bank's prime rate or mature within 90 days.

         As of December 31, 1994 and 1993, approximately 70.9% and 66.7%, respectively, of the Bank's loans were secured by real estate. While these percentages indicate an increase, total loans secured by real estate actually declined to $75.5 million as of December 31, 1994 from $99.9 million as of December 31, 1993. A loan may be secured by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate and even though the principal source of repayment is not the sale of the real estate serving as collateral. However, in accordance with the terms of the Orders the Bank has agreed to diversify its risk by reducing the Bank's exposure to real estate lending and investment. See "-- Regulation and Supervision."

    LENDING POLICIES AND PROCEDURES

         The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital on secured loans and to 15% of capital on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. The Bank has established its own internal limits on the outstanding balance of loans to a maximum of $1.0 million. Any renewal of existing loans for over $1.0 million requires the approval of the Loan and Investment Committee of the Board. All loans require the approval of two officers. All loans in excess of $100,000 must be approved by the Bank's Loan Committee, chaired by the Chief Credit Officer and comprised of the Bank's Chief Executive Officer and other senior officers not related to the lending function. The Loan and Investment Committee also must review all extensions of credit in which the Bank's total lending exposure equals or exceeds $500,000.

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

         When a borrower fails to make a required payment on a loan, the loan is classified as delinquent. If the delinquency is not cured, workout procedures are generally commenced. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures and suits for collection, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier, if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. During the period in which a loan is on non-accrual status, any payment received may be used to reduce the outstanding loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is expected. Loans that are well secured and in the process of collection remain on accrual status.

         The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan than from allowing the loan to be foreclosed or seeking other forms of collection.

    CREDIT QUALITY

         In its lending operations, the Bank continues to take steps to strengthen its credit management practices and to improve the overall quality of the loan portfolio. Such steps include instituting more stringent underwriting standards and restricting lending to small businesses, corporations and individuals for cash flow, inventory funding and other investments. As a result of the decline in California real property values and the desire to reduce concentrations of real estate loans, the Bank has substantially eliminated its origination of land acquisition and development loans other than lending to community redevelopment projects and funding outstanding commitments. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Valuation Allowances."

    COMPOSITION OF LOAN PORTFOLIO

         The composition of the Bank's loan portfolio at December 31 is summarized as follows:


                                                                      At December 31,
                                              ---------------------------------------------------------------
(Dollars in Thousands)                            1994          1993          1992         1991          1990
                                              ---------------------------------------------------------------
Commercial and financial                      $ 83,141      $109,008      $166,364     $183,858      $160,321
Real estate construction                         9,004        14,023        37,659       61,756        86,587
Real estate mortgage                            14,276        26,479        31,690       35,749        32,729
Net lease financing                                 31           230           363          490           522
                                              ---------------------------------------------------------------
                                               106,452       149,740       236,076      281,853       280,159
Deferred fees and discounts, net                  (388)         (550)         (863)      (1,162)       (1,257)
Allowance for possible loan losses              (6,576)       (8,050)       (8,400)      (8,411)       (5,052)
                                              ---------------------------------------------------------------
Total loans, net                              $ 99,488      $141,140      $226,813     $272,280      $273,850
                                              ===============================================================

         The following table presents the loan portfolio at December 31, 1994 based upon various contractually scheduled principal payments allocated to maturity categories. This table does not reflect anticipated prepayment of loans.

                                                                            One to        After
                                                              Within          Five         Five
(Dollars in Thousands)                                       One Year        Years        Years         Total
                                                             ------------------------------------------------
Commercial and financial                                     $51,064       $28,951      $ 3,126      $ 83,141
Real estate construction                                       7,444         1,560           --         9,004
Real estate mortgage                                           2,134         4,132        8,010        14,276
Net lease financing                                               31            --           --            31
                                                             ------------------------------------------------
    Total loans                                              $60,673       $34,643      $11,136      $106,452
                                                             ================================================

         Loans due in one year or more include $8.6 million with fixed interest rates and $37.2 million with floating or adjustable rates based on prime rate.

         Commercial and Financial Loans. The Bank offers a variety of commercial and financial lending services, including revolving lines of credit, working capital loans, letters of credit and loans to facilitate the exercise of stock options. These loans are typically secured by cash deposits, accounts receivable, equipment, inventories, investments, real estate and securities. The Bank's commercial and financial loans typically bear a floating rate of interest based on the prime rate. The Bank's commercial and financial loans are primarily in principal amounts of at least $100,000 and generally have terms of one year or less. As of December 31, 1994 and 1993, the Bank had commercial and financial loans outstanding of $83.1 million and $109.0 million constituting approximately 78.1% and 77.2% of the Bank's gross loans, respectively. As of December 31, 1994, approximately 61.0% of the Bank's gross commercial and financial loans were scheduled to mature within one year. During 1994, no single commercial client accounted for more than 4.3% of the Bank's outstanding loan financings.

         In underwriting commercial and financial loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower or borrowers and, in the case of secured loans, the value of the collateral. The Bank's borrowers who secure their loans typically use personal or business real estate in the San Francisco area as collateral. As of December 31, 1994 and 1993, approximately 50.0% and 49.2%, respectively, of the Bank's total commercial and financial loans were secured by real estate.

         At December 31, 1994 and 1993, the total amount of the Bank's stock option loans outstanding was $2.1 million and $1.7 million, respectively. See "-- Stock Option Services."

         Construction Lending and Real Estate Mortgage Lending. Historically, the Bank has made loans to finance the construction of commercial, industrial and residential properties and to finance land development. The Bank's real estate construction loans typically have had maturities of less than two years, have had a floating rate of interest based on the Bank's prime lending rate, have been secured by deeds of trust and usually have not exceeded 70% of the appraised value of the property at origination. Bank policy generally limits real estate construction loans to 75% of the appraised value of the property after development. From time to time, the Bank sought participants to share in the funding of real estate construction loans. At December 31, 1994 and 1993, real estate construction and mortgage loans constituted approximately 21.9% and 27.1%, respectively, of the Bank's gross loans outstanding. In 1993, management decided to reduce the Bank's real estate construction lending activities in order to help further diversify the Bank's loan portfolio. Accordingly, gross real estate construction loans outstanding as a percentage of gross loans outstanding fell to 8.5% at December 31, 1994 from 9.4% at December 31, 1993.

         The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition of real property securing the loan. The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrower's cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. Real estate mortgage loans accounted for approximately 13.4% and 17.7% of the Bank's gross loans outstanding as of December 31, 1994 and 1993, respectively.

         From 1990 through 1991, the Bank had a Residential Lending Division whose objective was to originate residential and multi-family mortgage loans through a network of retail, wholesale and correspondent sources for resale in the secondary market for residential loans. During the third quarter of 1991, as a result of the Division's marginally profitable operations, management decided to substantially reduce the Bank's residential lending activities and began winding down the operations of the Residential Lending Division. In the fourth quarter of 1991, the Bank sold its mortgage servicing portfolio of approximately $21.0 million at a profit. The Bank has retained $5.5 million in residential loans in its portfolio, which it has determined will be held to maturity. At December 31, 1994 and 1993, residential mortgage loans accounted for $4.2 million and $5.5 million, or 4.0% and 3.8% of gross loans outstanding, respectively.

PROBLEM ASSET PORTFOLIO

         The Bank's problem assets portfolio consists of non-performing loans, real estate held after foreclosure or in substance foreclosure on assets securing loans ("other real estate owned" or "OREO"), real estate with an impaired value that was originally acquired by the Bank for its own development and loans that are performing but otherwise have undesirable characteristics (as a result, for instance, of impaired collateral or adverse developments with respect to the borrower's ability to service the loan out of the cash flow of the securing property). As a result of the Bank's real estate lending and the deteriorated economic condition of the California real estate markets, a significant number of loans and investments made by the Bank from 1985 through 1992 have subsequently proven difficult or impossible to recover without incurring losses. As of December 31, 1994, the Bank had $9.4 million in problem loans and $10.7 million in other problem assets (OREO and real estate investments).

         In 1994, the Bank reduced its problem asset portfolio by $36.7 million, from $56.8 million to $20.1 million, in accordance with the requirements of the Orders (See "-- Regulatory Agreement and Orders"), through resolutions, charge offs and improvements in loan quality. Of the $20.1 million of problem assets in the Bank's portfolio at December 31, 1994, loans and properties classified by the Bank as other real estate owned comprised 49.8% of the total value of the problem asset portfolio and 46.8% was held on a non-accrual basis. Based upon information currently available, Management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb expected losses that might result from the Bank's current strategies to resolve the problem assets.

         Presently, the Bank's strategy includes the reduction of problem assets through individual workout plans. Management expects that such sales would not be likely to entail further write downs of the problem assets sold. There can be no assurance, however, that the Bank or the Company will be able to liquidate, resolve or otherwise dispose of any problem assets, or that any liquidation, resolution or disposal of such assets will be made at acceptable values or without the incurrence of additional losses to the Bank or the Company.

         The Bank maintains a Special Assets Department to monitor and attempt to resolve the problem asset portfolio with the objective of maximizing value. The Special Assets Department is currently staffed with four full-time-equivalency positions. As a result of the reduction in the number of problem assets, the staffing level for the management of problem assets can be reduced and the Special Assets Department will be absorbed into the Credit Administration Department. Individual workout plans have been developed for certain assets managed by the Special Assets Department, and a tracking system to monitor compliance with these plans has also been established.

CORRESPONDENT BANKS

         The Bank has correspondent relationships with twelve banks for the purpose of check clearing, selling federal funds, buying and selling investment securities, the safekeeping of investment portfolio and related record keeping, stock registration and stock transfer services, credit card issuance and servicing, and issuance of letters of credit.

EMPLOYEES

         At December 31, 1994 the Company, primarily through the Bank, employed 83 persons, consisting of 76 full-time and 7 part-time employees.

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

         The Bank's strategy for meeting its competition has been to concentrate on discrete segments of the market for financial services, particularly small to medium-sized businesses and their owners, professionals, corporate executives, affluent individuals, and homeowners and community associations, by offering specialized and personalized banking services to such clients. In addition, the Bank offers a range of brokerage services to employees of publicly held companies and Private and Business Banking clients where it competes with other brokerage firms, including some of the country's largest brokerage firms.

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

REGULATORY AGREEMENT AND ORDERS

    CAPITAL ORDERS

         On March 24, 1995, the SBD issued an order for the Bank to increase its capital. The capital order requires that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum of $10.5 million (including the first installment of $4.2 million) on or before June 30, 1995. The second installment must be at least equal to the amount of capital necessary to increase the shareholder's equity to not less than 7.0% of total tangible assets as of February 28, 1995. No assurances were given that the SBD would refrain from taking action against the Bank until the deadlines specified have passed. On April 20, 1995, the Company received a commitment from its major shareholder to contribute an additional $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute $4.2 million in capital to the Bank upon receipt of Mr. Masagung's investment to meet the first installment required by the SBD Capital order.

         On March 28, 1995, the FDIC issued a Notification of Capital Category ("Notification") in accordance with its Prompt Corrective Action regulations. The FDIC has determined that the Bank is Critically Undercapitalized. On the date of the Notification the Bank became subject to certain mandatory requirements including submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees, and senior executive compensation. Prior to the Notification, the Bank was subject to the Orders which included these limitations. In addition, immediately upon receiving notice, the Bank must obtain FDIC's prior written approval before entering into any material transaction other than in the usual course of business, extending any credit for any highly leveraged transactions, as defined by regulation, amending the Bank's charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation, or order, making any change in accounting methods, engaging in any covered transaction as defined in section 23A(b) of the Federal Reserve Act, paying excessive compensation or bonuses, paying interest on new or renewed liabilities at a rate that would increase the Bank's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank's normal market area, and making any principal or interest payment on subordinated debt.

    FEDERAL RESERVE BOARD WRITTEN AGREEMENT

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

         On December 16, 1994, the Company and the FRB entered into a Written Agreement (the "Agreement") that supersedes the previous directive dated April 20, 1992. The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

    The Company was also required to submit to the FRB an acceptable written plan to improve and maintain an adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget for the Bank and the consolidated Company. In addition, the Board of Directors was required to submit an acceptable written plan designed to enhance their supervision of the operations and management of the consolidated organization. The Company has filed all of the required submissions with the FRB in accordance with the Agreement.

    CEASE AND DESIST ORDERS

         On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the California State Banking Department (the "SBD") that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

         As of December 31, 1994, the Bank failed to meet the capital requirements of the Orders and other industry wide requirements (see "-- Regulation and Supervision -- Federal Deposit Insurance Corporation Improvement Act -- Prompt Corrective Action") including the failure to meet the 7% leverage capital ratio imposed by the Orders. This failure occurred because the continued operating losses primarily related to problem assets.

         On April 20,1995, the Company received a commitment from its major shareholder to contribute an additional $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute $4.2 million in capital to the Bank upon receipt of Mr. Masagung's investment. Giving effect to the April 1995 capital commitments as of December 31, 1994, the Company and the Bank would not have been in compliance with all regulatory capital requirements including the Impaired Capital. The Company is attempting to raise a minimum of $6.3 million of additional capital in order to comply with all regulatory capital requirements except the Impaired Capital as discussed under "-- Capital Impairment Orders".

         The Bank believes that the findings of the FDIC and SBD at their recent examination which began January 30, 1995 will be that the Bank is not in compliance with substantial requirements of the Orders. However, no Report of Examination has been received from the FDIC and the SBD as a result of their recent examination of the Bank. Management believes that the FDIC and SBD will find that the Bank is not in compliance with: (a) having and maintaining management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner; (b) the implementation of a plan to reduce concentrations; (c) the submission of an acceptable plan for the elimination of the reliance on brokered deposits; (d) the reduction of the volatile liabilities dependency ratio to at or below 15%, and; (e) the correction of all violations of law as set out in the previous examination. In addition, because of its asset quality, operating losses, volatile liability dependency and liquidity constraints, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are critically undercapitalized.

         In response to the Orders and the failure of the Bank to meet industry wide capital requirements, management submitted a 1995 Business and Profit Plan
(Plan) on February 14, 1995 to the FDIC and the SBD for approval. It is expected that the Plan will be have to be updated to give effect for the delay in capital. Management believes that the Bank will be able to take the actions contemplated by such Plan, subject to the general requirement that the Bank return to profitability and be operated safely and soundly. A number of the restrictions imposed by the Orders will remain in effect until the Orders can be officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders once the Bank demonstrates full compliance with the Orders, and the Bank's problem assets are resolved and it is deemed to be operating is a safe and sound manner, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Agreement that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled.

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

         As of December 31, 1994, the Bank had contributed capital of $66.2 million and deficit retained earnings of $64.6 million, or approximately 97.6% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $38.1 million. The Superintendent issued orders, most recently on February 1, 1995, to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the bank's capital.

         The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasireorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. The Bank is addressing the possibility of obtaining approval of a quasi-reorganization with the SBD. If the SBD refuses to grant permission for such a quasi-reorganization, as of December 31, 1994, the Bank would have been required to raise $95.2 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). In response to the February 1, 1995 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its Plan, and as the Company continues to consider the requirements for a quasireorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

         No assurance can be given that the Bank's capital condition will not deteriorate further as a result of operating losses prior to a quasi-reorganization. In addition, because a quasi-reorganization requires that the Bank reflect its assets and liabilities at market value at the time of the reorganization, the Bank's capital could be further impacted from its present level as a result of such an adjustment in the market value of the Bank's assets and liabilities. Finally, there can be no assurance that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses. As long as the Bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the Bank, or to order the Bank to comply with the legal requirement and levy an assessment on the shares of the Bank held by the Company sufficient to correct the impairment. As the Company is the sole shareholder of the Bank, the assessment would be made on the Company. The Company does not have the funds to satisfy such an assessment. Management believes, however, that the Superintendent has never exercised his bank takeover powers under Section 134 solely on the basis that a bank's capital is impaired under the standards set forth in Section 134.

         In order to permit a quasi-reorganization of a bank's capital, the SBD requires, among other things, that a bank demonstrate that it is adequately capitalized and that it is capable of operating profitably. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved and additional capital is received, that it will then be possible for the Bank to effect a quasi-reorganization. Management also believes that the Bank will have high leverage and risk-based capital ratios if current capital raising efforts are successful, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under the Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity") or further operating issues will not arise that would provide incentive to the Superintendent to utilize the powers granted by Section 134.

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

         Finally, the Company is subject to restrictions on its operations imposed by the Agreement. See "-- Regulatory Agreement and Orders -- Federal Reserve Board Written Agreement."

    THE BANK

         The Bank is a California state-chartered bank and is subject to regulation, supervision and periodic examination by the SBD and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

         The regulations of state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the payment of dividends, potential expansion, including real estate development activities, and the maximum rates of interest allowed on certain deposits.

         The Bank is subject to regulatory and operating restrictions pursuant to several orders and a notification issued by the FDIC and SBD. These orders and restrictions are discussed in full in "Regulatory Agreement and Orders".

    CHANGE IN BANK CONTROL

         The Holding Company Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Generally, similar rules on the acquisition of control apply to the Bank under California banking law and the Change in Control Act. Finally, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott Act"), together with regulations of the Federal Trade Commission, may require certain filings to be made with the Federal Trade Commission and the United States Department of Justice, and certain waiting periods to expire, prior to consummation of an acquisition of a bank holding company's voting securities.

    CAPITAL ADEQUACY REQUIREMENTS

         The Company is subject to the FRB's capital guidelines for bank holding companies while the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks and to similar rules under California banking law. As noted below, the Federal banking agencies have solicited comments on a proposed regulation which would impose additional capital requirements on banks based on the interest rate risk inherent in a bank's portfolio.

         The FRB has established a minimum leverage ratio of 3% Tier 1 capital1/ to total assets for bank holding companies that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

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

         The Bank failed to meet its regulatory capital requirements at March 31, 1993 and December 31, 1994 and, therefore, was required to file a Capital Restoration Plan pursuant to the "prompt corrective action" system imposed by the FDIC under FDICIA. The Bank failed to comply with the Capital Restoration Plan filed in 1993. A revised Capital Restoration Plan, the Plan, was filed on March 15, 1995 and has yet to be approved by the FDIC. As a condition of FDIC approval of the Bank's previous Capital Restoration Plan, the Company agreed to guarantee that the Bank will comply with the Capital Restoration Plan. The Company guaranteed that the Bank would comply with the Capital Restoration Plan until the Bank met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company's liability under the guarantee is limited to the lesser of 5% of the Bank's total assets at the time it became under capitalized or an amount which is necessary (or would have been necessary) to bring the Bank into compliance with all of its capital requirements as of the time it fails to comply with its capital restoration plan. The Bank's capital is also impaired under California law, permitting the Superintendent to take possession of the Bank unless its capital impairment is cured through contribution of additional capital by the Company to the Bank or through a quasi-reorganization of the Bank. See "-- Regulatory Agreement and Orders -- Capital Impairment Order."

         The FDIC has established risk-based and leverage capital regulations for state nonmember banks which are similar to the FRB's capital guidelines for bank holding companies. In addition to these capital requirements, the Orders require the Bank to meet an individual minimum capital requirement after September 30, 1993 of 7% for Tier 1 capital to total average assets (leverage ratio). The Bank's leverage capital ratio was 0.9% as of December 31, 1994.
See "-- Regulatory Agreement and Orders."

         On April 20, 1995, the Company's major shareholder committed to contribute $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute $4.2 million in capital to the Bank upon receipt of Mr. Masagung's investment. Giving effect to the April 1995 capital commitment as of December 31, 1994, the Company and the Bank would not have been in compliance with all regulatory capital requirements including the Impaired Capital. The Company is attempting to raise a minimum of $6.3 million of additional capital in order to comply with all regulatory capital requirements except the Impaired Capital as discussed under "-- Capital Impairment Orders". See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital".









- - ---------------------------------
1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

    PAYMENT OF DIVIDENDS

         Since April 20, 1992, the FRB has prohibited the Company from paying any cash dividends to its shareholders without prior FRB approval. The ability of the Company to pay dividends in the future will depend in large part on the Company's ability to satisfy the concerns of the FRB as set forth in the Agreement regarding the financial performance of the Company, and the ability of the Bank to make dividend payments to the Company. The Bank's ability to make dividend payments is dependent upon the ability of the Bank to return to profitability, to satisfy the regulatory concerns expressed in the Orders, and the ability of the Bank to cure its capital impairment or obtain approval from the SBD to conduct a quasi-reorganization to reduce or eliminate the Bank's deficit retained earnings. See "-- Regulatory Agreement and Orders -- Capital Impairment Order."

         In addition, any future payment of dividends by the Bank is subject to meeting the state law requirement that amount of funds available for a cash dividend shall be the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, cash dividends may be paid with the prior approval of the SBD, in an amount not exceeding greatest of the bank's retained earnings, net income for its last fiscal year, or the amount of its net income for its current fiscal year. The Bank is not presently permitted to pay any dividends to the Company because it has sustained net losses throughout the period 1991 through 1994. As a result of these losses, the Bank had deficit retained earnings of $64.6 million as of December 31, 1994 and currently the Bank's capital is impaired in the amount of $38.1 million, giving the Superintendent the power to take possession of the Bank in the event its capital impairment is not cured. See "-- Regulatory Agreement and Orders -- Capital Impairment Orders."

         Accordingly, any future payment of cash dividends will depend upon the Bank correcting its capital impairment, meeting applicable capital requirements, maintaining an adequate allowance for loan and lease losses, satisfying the terms of the Orders outstanding against it, its ability to conduct profitable operations and other factors.

    FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    General

         FDICIA primarily addresses the safety and soundness of the deposit insurance fund, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance fund including regulations concerning safety and soundness standards. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies. FDICIA has strengthened FRB regulations regarding insider transactions.

    Prompt Corrective Action

         FDICIA amended the Federal Deposit Insurance Act (the "FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater scrutiny and more restrictions on institutions as their requirements for additional capitalization increases.

         FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized;2/ (b) Adequately Capitalized;3/ (c) Undercapitalized;4/ (d) Significantly Undercapitalized;5/ and (e) Critically Undercapitalized.6/ All insured institutions (i.e., the Bank) are barred from making capital distributions or paying management fees to a controlling person (i.e., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.

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

         Significantly undercapitalized institutions and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions applicable to undercapitalized institutions and, in addition, may be required to: sell additional capital, including voting shares; restrict transactions with affiliates; restrict interest rates paid on deposits; restrict asset growth or reduce total assets; terminate, reduce or alter any risky activities; elect new directors and install new management; cease accepting deposits from correspondent depository institutions; or divest or liquidate certain subsidiaries. A bank holding company may be required to divest itself of any affiliate of the institution (other than another insured depository institution) under certain conditions. Critically undercapitalized institutions face even more severe restrictions. See "-- Regulatory Agreement and Orders -- Capital Orders."

         In addition, significantly undercapitalized institutions will be prohibited from paying any bonus or raise to a senior executive officer without prior agency approval. No such approval will be granted to an institution which is required to but has failed to submit an acceptable capital restoration plan.

         Critically undercapitalized institutions are required to enter into a written agreement with the SBD with the FDIC as a party to the agreement to increase Tier I leverage capital to such level as the FDIC deems appropriate or the institution may be subject to termination of insurance action by the FDIC. The written agreement would require the immediate efforts by the institution to acquire the required capital.

         FDICIA also provides that if a well or adequately capitalized or undercapitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, its capital category may be downgraded to achieve a higher level of regulatory scrutiny and prompt corrective action. FDICIA restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not well capitalized and has added new bases for which a conservator or receiver may be appointed for undercapitalized and



- - -----------------------------
2/ Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

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

    Brokered Deposits

         FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits. An undercapitalized institution will not be allowed to solicit brokered deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market area in which such deposits would otherwise be accepted.

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

         Under the Order, the Bank is required to submit a written plan to the FDIC for eliminating its reliance on brokered deposits, and to provide the Regional Director of the FDIC and the SBD with monthly written reports outlining the Bank's progress under the plan. The FDIC had granted the Bank permission to renew brokered deposits through September 1995, provided that the Bank continued to meet the definition of an adequately capitalized institution. At December 31, 1994, the Bank did not meet the definition of an adequately capitalized institution. The brokered deposit waiver was suspended on January 30, 1995. At December 31, 1994, the Bank had brokered deposits of $19.7 million. These brokered deposits have various maturity dates. However, they cannot be extended without further regulatory approval which cannot be granted if the Bank's capital ratios remain below the minimum requirements.

    Conservatorship and Receivership

         FDICIA adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution including: (a) substantial dissipation of assets or earnings due to an unsafe or unsound practice or any violation of law or regulation; (b) existence of an unsafe or unsound condition; (c) any willful violation of a cease and desist order; (d) any concealment of assets, records, books or papers from any federal or state bank regulatory agency; (e) likely inability of the institution to meet obligations in the normal course of business; (f) losses threatening capital;
(g) the institution becomes undercapitalized where certain factors are present suggesting the institution may not become adequately capitalized; or (h) the institution is critically undercapitalized or otherwise has substantially insufficient capital. The FDIC's March 28, 1995 Notification of Capital Category included a determination that the Bank is critically under capitalized thus making the Bank eligible for conservatorship or receivership.

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

         These new regulations also impose new restrictions on real estate investments, requiring that undercapitalized banks with subsidiaries holding impermissible equity investments in real estate cease the activity as soon as practicable, but no later than June 8, 1994, and divest the subsidiary or the real estate investments owned by the subsidiary as soon as practicable, but in no event later than December 19, 1996. State banks also must obtain the prior consent of the FDIC before making real estate loans other than in compliance with guidelines established for national banks. The Bank has conducted real estate investment activities through its subsidiary BSFRI. As required by FDICIA, the Bank has filed an application to continue the orderly divestiture of its real estate investments until December 19, 1996. The Bank was granted until December 31, 1994 to effect on orderly divestiture of its real estate investments. The FDIC has not taken enforcement action against the Bank with respect to such divestiture. The Bank intends to file another application to continue the orderly divestiture by December 31, 1995.

    Proposed Standards on Safety and Soundness

         Pursuant to the requirements of FDICIA, recently proposed FDIC and FRB regulations provide new standards for safety and soundness applicable to banks and bank holding companies. The proposed regulations establish managerial, operational, asset quality and earnings standards for state nonmember banks as well as bank holding companies, i.e., requiring banks and bank holding companies to maintain a ratio of classified assets to total capital and ineligible allowances no greater than 1.25% of risk weighted assets, and to maintain minimum earnings sufficient to absorb losses without impairing capital. A bank's "minimum earnings" are deemed sufficient if the bank's earnings during its last four quarters would be sufficient for the bank to maintain compliance with its minimum capital requirements for the next four quarters. Due to the Bank's operating losses during each quarter of 1994, the Bank will not be in compliance with this regulation if adopted. In addition, the proposed safety and soundness standards would prohibit excessive compensation or compensation which could lead to material financial loss for the bank or bank holding company.

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

    RECENT FEDERAL AND STATE LEGISLATION

    FEDERAL

         In late September 1994, two major pieces of financial services legislation were signed into law.

         The Riegle Community Development and Regulatory Improvement Act of 1994 seeks to facilitate securitization of small business loans, reduce bank's paperwork and regulatory burden, streamline anti-money laundering rules, and toughen flood insurance compliance.

         Small Business Capital Formation Small business access to capital is encouraged by Title II of the ACT, which seeks to remove impediments in existing law to the securitization of small business loans and leases. The Small Business Loan Securitization and Secondary Market Enhancement Act of 1994 creates a secondary market framework for small business related securities, with the goal of stimulating the flow of funds to small businesses.

         Paperwork Reduction and Regulatory Improvement Title III of the Act of 1994 provides a number of initiatives to lessen the regulatory burden placed upon banks and other depository institutions. Title III also affects a number of the consumer compliance laws by allowing streamlined disclosures for radio advertising of consumer leases, providing consumers with information necessary to challenge an "adverse characterization" due to a credit reporting agency report and by clarifying the disclosure requirements under the Real Estate Settlement Procedures Act regarding the transfer of serviced mortgaged loans.

         Money Laundering Title IV addressed reform of Currency
    Transaction Reports to increase their usefulness to the Federal Government and to various law enforcement agencies in combating money laundering. The measure also calls for improvement in the identification of money laundering schemes, better controls over negotiable instruments drawn on foreign banks by making them subject to reporting, and uniform licensing and registration of check cashing and money transmitting businesses, which are often used to facilitate illegal currency transactions.

         Flood Insurance Title V, the "National Flood Insurance Reform
    Act of 1994" reforms the financial condition of the National Flood Insurance Program (NFIP). This legislation requires improved compliance with the mandatory purchase requirements of the NFIP by bank lenders and secondary market purchasers.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 liberalizes both interstate banking by way of bank subsidiaries and provides for phased-in direct interstate branch banking.

         Mergers and Acquisitions Specifically, Title I of the Interstate Banking Act allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment. Another important provision allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of State banks, or "opting-out" of interstate mergers entirely. Through interstate merger transactions, banks will be able to acquire branches of out-of-State banks by converting their offices into branches of the resulting bank. The Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches.

         Protecting key provisions of State law, the Act provides that required conditions and commitments made relating to interstate mergers that predate the Act's affective date will remain in force. After the Act becomes effective, State taxation, community reinvestment, antitrust, deposit concentration caps and minimum age provisions will be honored unless preempted. In this regard, Congress intended that the Act does not alter time-tested preemption rules. Moreover, the Act expressly states that neither current federal law, nor the Act's amendments provide authority to preempt State law dealing with homestead protection.

         Branching and Community Guidelines Banks may establish and operate a "de novo branch" in any State that "opts-in" to de novo branching. Foreign banks are allowed to operate branches, either de novo or by merger. These branches can operate to the same extent that the establishment and operation of such branches would be permitted if the foreign bank were a national bank or State bank. Interstate banks proposing to close any branch in low-or moderate income areas are now required to provide notice to customers of the proposed closing.

         Title I also requires each Federal banking agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-State banks are reasonably helping to meet the credit need of communities where they operate. These agencies are required to conduct evaluations of overall Community Reinvestment Act performance of institutions with interstate branches. New procedural requirements are also required of the Federal banking agencies pertaining to agency preemption opinion letters and interpretive rules in connection with community reinvestment, consumer protection, fair lending and establishment of intrastate branches.

         Revival of Statute of Limitations Title II, among other things, permits in certain circumstances, the FDIC or Resolution Trust Corporation, acting as conservator or receiver of a failed depository institution to "revive" tort claims that had expired under a State statute of limitations within five years of the appointment of a receiver or conservator.

    State

         As a California state-chartered bank, the Bank is subject to the California banking laws and to regulation, supervision and periodic examination by the SBD.

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

TAXATION

         The effective tax rates (benefit) for the years ended December 31, 1994, 1993 and 1992, were 0.4%, 1.7% and (1.7)%, respectively. For each of the years ended December 31, 1994, 1993 and 1992, the federal statutory tax rate applicable to the Company was 34%. The tax benefits reported in 1992 are attributable to the Company's ability to carryback net operating losses for 1992 against net operating income from prior periods. Because the Company has utilized all of its ability to carryback net operating losses, much of the 1994, 1993 and 1992 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1994, the Company has net operating loss carryforwards for federal tax purposes of approximately $39.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $24.0 million, which expire in 1997, 1998, and 1999. The Company has rehabilitation tax credit carryforwards for federal tax purposes of approximately $250,000, which expires in 2004 and 2005. In addition, the Company has minimum tax credits of approximately $230,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and a possible change in ownership in future years.

ITEM 2 - PROPERTIES

         The following table sets forth certain information concerning the Bank's significant real property lease commitments:

                                       Square         Expiration of          Renewal
Banking Offices                        Footage        Current Lease          Period(s)
- - ---------------                        ----------------------------          ---------
550 Montgomery Street                   75,488            2022               Option for additional
San Francisco, CA                                                            14 years

351 California Street                    7,721            1995               N/A
San Francisco, CA

         The Bank has a long term lease on 550 Montgomery Street, an 89,000 square foot, historically significant office building on Clay and Montgomery Streets in San Francisco's Financial District. The building serves as the administrative and banking headquarters of the Company and the Bank. The Bank leases 75,488 square feet and the remainder is subleased to third parties. During 1994, the Bank began subleasing some of its space. Additional space will be made available for sublease in 1995.

         The lease on 550 Montgomery Street is currently held by Bank of San Francisco Building Company (BSFBC), a California limited partnership in which the Bank and BSFRI have 34.5% and 2.5% partnership interests, respectively. At December 31, 1994, the Bank's and BSFRI's investment in BSFBC totaled $1.6 million and $120,000, respectively. The Bank's lease agreement may be renegotiated or the Bank may acquire additional shares of BSFBC. The impact of such activities is not presently determinable.

         As a result of moving the Bank's headquarters to 550 Montgomery Street, the Bank subleased its facilities at 351 California Street to an unrelated third party who is presently in default with respect to $60,000 in past due rent. The lease and subleases expire on June 30, 1995.

         The net rental expense and occupancy expenses for all leases of premises were approximately $2.1 million for each of the two years ended December 31, 1994 and 1993.

ITEM 3 - LEGAL PROCEEDINGS

LITIGATION

         Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. At December 31, 1994, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

    Presently, the Bank is involved in several lawsuits. In the first lawsuit, BSFRI is named as a defendant and has been served with a cross-complaint for indemnity in a deficiency judgement with respect to a first deed of trust on a property owned by a limited partnership. The plaintiff under the cross compliant is seeking damages in the amount of $5.0 million, and unspecified punitive damages. BSFRI was once a limited partner in the partnership but became a secured lender of the partnership under a second deed of trust, at which time BSFRI was given a release from any liability. The Bank believes it has meritorious defenses to the cross-claim and will contest any allocation of liability to it if defendants are found liable for any deficiency.

    In the second lawsuit, the Bank has been named a defendant in an action brought in Florida by the institutional purchaser of a block of loans from the Bank, alleging failure of the Bank to properly perform a credit check for one of the loans. The plaintiff is seeking approximately $155,000 it allegedly lost when the loan defaulted. The Bank is defending the matter vigorously and believes it has meritorious defenses. In addition, the Bank has been threatened with arbitration proceedings by another institutional purchaser in connection with a $750,000 principal amount loan purchased from the Bank on the sale of its former Sacramento branch. The institutional purchaser contends that the Bank breached the sale agreement by failing to notify the purchaser of the downgrading of the loan and the release of certain collateral. The Bank denies that it has breached the sale agreement.

         The Bank is currently involved in two lawsuits which were brought by former employees of the Bank; one former employee has alleged discrimination and wrongful termination. The other former employee alleges wrongful termination. The former employees have sought unspecified damages.

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

    The Bank has reached settlement or potential settlement in numerous other litigation or potential litigation matters. In some instances the Bank has agreed to make certain payments. As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $536,500 as of December 31, 1994.

    The Company and the Bank intend to pursue their rights under an indemnification agreement with Mr. Donald R. Stephens, a former Chairman of the Board and Chief Executive Officer of the Company who resigned in 1993, pursuant to which Mr. Stephens is required to provide indemnification in respect of certain expenses related to actions brought by a former employee.

    The jury ruled in favor of the Bank on another lawsuit where the plaintiffs were seeking compensatory damages in an amount of $6.0 million, and unspecified punitive damages. The plaintiffs were claiming breach of an alleged joint venture agreement, and of other duties owed to the plaintiffs, arising from the Bank's foreclosure on a series of loans made to the plaintiffs by the Bank in connection with the development of an 800 acre parcel of land.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED SHAREHOLDER MARKET

MARKET INFORMATION

         The Company's Class A Common Stock is listed on the American Stock Exchange under the symbol "SFH." The closing sale price for the Class A Shares on the American Stock Exchange on April 12, 1995 was $4.50. The following table sets forth the high and low closing sale prices for the Class A Shares on the American Stock Exchange for each calendar quarter during 1993 and 1994.

                                                                   1994                          1993
                                                           --------------------          ---------------------
Quarter                                                      High           Low            High           Low
                                                           --------------------          ---------------------
First                                                      $37.50        $22.50          $70.00        $25.00
Second                                                      31.25         15.00           53.50         22.50
Third                                                       17.00         10.00           32.50         20.00
Fourth                                                      10.00          6.50           26.60         15.00

         The Series B Preferred Shares had been listed on the American Stock Exchange since their issuance in October 1988. In March 1990, the Company received approval from the Securities and Exchange Commission to delist the Series B Preferred Shares, pursuant to Rule 12d2-2(d), under the Securities Exchange Act of 1934, as amended. The Series A and Series C Preferred Shares have never been listed on any exchange or traded in any other public market, and none were outstanding at December 31, 1994.

         The closing sales prices for the Class A Common Shares have been adjusted to reflect the effect of the 1 for 20 reverse stock split that occurred on May 23, 1994.

HOLDERS

         As of December 31, 1994, the number of holders of record of the Company's Class A Shares and Series B Preferred Shares was 423 and 14, respectively, which management believes is in each case substantially less than the number of beneficial owners whose shares are held in nominee names.

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

ITEM 6 - SELECTED FINANCIAL DATA

    The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

(Dollars in Thousands)                         1994            1993           1992          1991         1990
                                           ------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets                               $156,780        $231,021       $319,155      $402,699     $393,225
Total loans                                 106,452         149,740        236,076       281,853      280,159
Total mortgage loans held-for-sale               --              --             --         6,826       31.385
Total securities held-to-maturity             9,196           6,351          4,910         3,276        7,122
Total securities available-for-sale           2,211          14,940             --            --           --
Total securities held-for-sale                   --              --         18,731        20,457       16,883
Total deposits                              147,148         210,111        285,685       373,199      363,577
Other borrowings                              4,070           1,303         15,308        10,832          686
Shareholders' equity                          2,129          17,455         15,676        16,181       25,579

OPERATING DATA:
Total interest income                       $12,651         $18,155        $23,885       $36,742      $39,596
Total interest expense                        4,863           7,420         11,295        19,226       20,774
                                           ------------------------------------------------------------------
Net interest income                           7,788          10,735         12,590        17,516       18,822
Provision for loan losses                     3,799           3,554          9,828        11,437        1,600
                                           ------------------------------------------------------------------
Net interest income after
  provision for loan losses                   3,989           7,181          2,762         6,079       17,222
Total non-interest income                     2,135           4,497          4,368         6,173        5,240
Total non-interest expense                   39,018          21,764         29,697        24,276       18,310
                                           ------------------------------------------------------------------
Income (loss) before taxes                  (32,894)        (10,086)       (22,567)      (12,024)       4,152
Provision (benefit) for income taxes            142             169          (390)        (2,870)       1,677
                                           ------------------------------------------------------------------
Net income (loss)                          $(33,036)       $(10,255)      $(22,177)      $(9,154)     $ 2,475
                                           ==================================================================

OTHER DATA:
Return on average assets                      (16.8)%          (3.5)%         (6.2)%        (2.2)%        0.7%
Return on average equity                     (183.0)          (57.5)        (153.0)        (39.2)        10.7
Average equity to average assets                9.2             6.1            4.1           5.6          6.4
Equity to assets at period end                  1.4             7.6            4.9           4.0          6.5
Interest rate spread for period                 5.0             4.4            4.6           4.5          5.4
Net yield on average earning assets             5.1             4.6            4.5           4.8          5.8
Non-performing assets to total assets          12.8            18.8           16.8          13.5          3.4
Average interest-earning assets to
  average interest-bearing liabilities        105.1           103.5           96.6         104.7         106.0
Non-interest expenses to average assets        19.8             7.6            8.9           5.9           5.0
Net interest income, after provision for
  loan losses, to non-interest expense         10.2            32.4            9.2          25.0         94.1
Net loan charge-offs as a percent of
  average loans                                 4.4             2.0            3.9           2.7          0.3
Allowance for loan losses as a
  percent of loans                              6.2             5.4            3.6           3.0          1.8

PER SHARE DATA:
Common shares outstanding,
end of period                             5,766,008         444,990        445,100       114,134      113,178
Preferred shares outstanding,
end of period                                16,291         916,591        316,591       437,500      437,500

Common Shares:
Book value per common share                  $ 0.37          $(1.60)        $21.60       $119.00      $189.40
Income (loss) per weighted average
 common share                                (10.73)         (23.00)        (83.60)       (82.60)       19.40

Cash dividend declared per common share          --              --             --          0.10         0.10
Dividend payout ratio                            --              --             --            --         10.3%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company recorded a net loss of $33.0 million for the year ended December 31, 1994, following net losses of $10.3 million and $22.2 million for the years 1993 and 1992, respectively. These net losses were principally due to the high level of the provision for loan and real estate owned losses, and declines in net interest income during each of 1994, 1993 and 1992. In addition, the Company's non-interest expense reached extremely high levels at 263.9%, 96.1% and 105.0% of total revenues for the years 1994, 1993 and 1992, respectively.

    The Company's provision for loan losses and the increase in the loan loss allowance as a percentage of outstanding loans reflects management's concern over the decline in the credit quality of the Bank's loan portfolio, regulatory examinations, and the high level of net loan charge-offs during the period 1992 through 1994. Although the Company's provision for loan losses increased to $3.8 million in 1994, from $3.6 million in 1993 and declined from $9.8 million in 1992, the allowance for loan losses as a percentage of loans grew from 3.6% in 1992 to 6.2% in 1994. The Company's net loan charge-offs, primarily associated with unsecured commercial loans, loans secured by real estate, and loans to facilitate the development of real estate, amounted to $5.3 million in 1994 as compared to $3.9 million in 1993, and $9.8 million in 1992.

    The Company's net interest income was reduced to $7.8 million in 1994 from $10.7 million in 1993, a 27.5% decline, following a 14.7% decline in net interest income in 1993 from $12.6 million in 1992. These declines in net interest income were principally due to a reduction in average earning assets from $286.0 million in 1992 to $234.8 million in 1993, a 17.9% decline, and a further reduction to $152.9 million in 1994, a decline of 34.9%.

    The Company's non-interest expenses were largely driven by expenses associated with managing its high level of non-earning assets (average non-earning assets were 22.3% of total average assets in 1994, 19.6% in 1993 and 20.1% in 1992) in addition to litigation settlements and reserve, legal, accounting and consulting expenses related to the Company's loan collection and recapitalization efforts. These costs comprised 40.9% of the Company's non-interest expense in 1992, declining to 29.6% in 1993 and comprised 66.1% of non-interest expense during 1994. In 1994, the Bank provided an additional provision for the decline in the fair value of other real estate owned properties to reflect the fair value less selling expenses.

    At December 31, 1994, total assets and deposits of $156.8 million and $147.1 million, respectively, had declined 32.1% and 30.0%, respectively, from amounts reported at December 31, 1993. Loans, net of deferred loan fees, were $106.1 million, a decrease of 28.9% from the amount reported at December 31, 1993. At December 31, 1993, total assets, deposits and net loans were $231.0 million, $210.1 million and $149.2 million, respectively, a decline of 27.6%, 26.5% and 36.6%, respectively, from amounts reported at the close of 1992. The declines in assets and loans during 1992, 1993 and 1994 reflect the condition of the Bank and the general economic conditions in Northern California and more particularly the depressed value of real estate collateral in the San Francisco Bay Area from which the repayment of a substantial portion of the Company's loans are based. The declines followed substantial operating losses of the Company, beginning in 1991 and continuing through 1994. These operating losses were the major cause of the Company's failure to meet its capital adequacy requirements causing it to reduce its assets in order to meet regulatory capital adequacy requirements and the resulting Written Agreement, MOU and Orders which generally require the Bank to reduce its classified assets, concentration of real estate related credits, volatile liability dependence, and maintain its liquidity and increase its capital. See "-- Regulatory Written Agreement and Orders" for a full description of the Written Agreement and the Orders.

    In response to the significant problems experienced by the Company during the period from 1991 through 1994 the Company restructured its management team and has analyzed several different business strategies. The 1995 Business and Profit Plan contemplates three specific measures; 1) the raising of an additional $15.0 million in capital, 2) the sale of the remaining non-performing assets through several means, and 3) returning the Company to profitability through focusing on the Private Banking concept. The previous business plan contemplated several measures, including without limitation, raising additional capital, eliminating problem assets, commencing new lines of business, hiring additional personnel for such new lines of business, and establishing a new relationship with

Strategic Alliance Partners. Because of the delay in raising enough capital to significantly reduce problem assets the Company has not been able to execute its expansion plans involving new lines of business. If the Company is successful in raising sufficient capital and disposing of a substantial portion of its problem assets, of which no assurance can be given, implementation of the international components of the business plan may become feasible in future years. To the extent that the Company can return to profitability in the future, recent financial trends experienced by the Company may not be indicative of future trends; however, due to the numerous factors affecting the successful implementation of the 1995 Business and Profit Plan, many of which are beyond the control of the Company, no prediction can be made with respect to the nature or extent of future financial trends.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

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

    The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1994. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.

                                                       1994                           1993                             1992
                                           --------------------------     --------------------------     --------------------------
                                            Average   Income/  Yield/      Average    Income/ Yield/      Average    Income/ Yield/
(Dollars in Thousands)                      Balance  Expense    Rate       Balance   Expense   Rate       Balance   Expense   Rate
                                           --------------------------     --------------------------     --------------------------
Assets
Interest-earning assets:
  Federal Funds and deposit                $ 17,326   $   740    4.3%     $ 20,237   $   594    2.9%     $ 11,812   $   428    3.6%
  Investment securities                      14,539       653    4.5        17,128       902    5.3        25,244     1,750    6.9
  Loans, net (1)                            120,992    11,258    9.3       197,446    16,659    8.4       248,960    21,707    8.7
                                           --------------------------     --------------------------     --------------------------
    Total earning assets                    152,857    12,651    8.3       234,811    18,155    7.7       286,016    23,885    8.4
                                           --------------------------     --------------------------     --------------------------

Non-interest earning assets                  43,761                         57,153                         72,078
                                           --------                       --------                       --------
    Total assets                           $196,618                       $291,964                       $358,094
                                           --------                       --------                       --------

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposit                 $142,775     4,694    3.3      $220,996     6,966    3.2      $283,652    10,746    3.8
  Other borrowings                            2,710       169    6.5         5,891       454    7.7        12,558       549    4.4
                                           --------------------------     --------------------------     --------------------------
    Total interest-bearing liabilities      145,485     4,863    3.3       226,887     7,420    3.3       296,210    11,295    3.8
                                           --------------------------     --------------------------     --------------------------

Non-interest bearing liabilities             33,079                         47,271                         47,393
Stockholders' equity                         18,054                         17,806                         14,491
                                           --------                       --------                       --------
    Total liabilities and
      stockholders' equity                 $196,618                       $291,964                       $358,094
                                           --------                       --------                       --------

Net interest income                                   $ 7,788                        $10,735                        $12,590
                                                      -------                        -------                        -------

Primary interest rate spread                                     5.0%                           4.4%                           4.6%
                                                                 ---                            ---                            ---
Margin as a percent of earning assets:
  Interest income                                                8.3%                           7.7%                           8.4%
  Interest expense                                               3.2                            3.1                            4.0
                                                                 ---                            ---                            ---
Spread on earning assets                                         5.1%                           4.6%                           4.4%
                                                                 ---                            ---                            ---

- - -----------------
(1) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent to which cash payments have been received and full principal repayment is probable.

    The dollar amount of interest income and interest expense fluctuates depending on changes in the respective interest rates and on changes in the respective amounts (volume) of the Bank's earning assets and interest bearing liabilities. For each category of interest earning asset and interest bearing liability, information is provided in the following table for changes attributable to (i) changes due to volume (change in average balance multiplied by prior year's rate), and (ii) changes in rate (changes in rates multiplied by prior year's average balances). Changes attributable to the combined impact of volumes and rates have been allocated pro-rata to each category.



                                                         1994 versus 1993                  1993 versus 1992
                                                 -----------------------------    -----------------------------------
(Dollars in Thousands)                              Rate      Volume       Net       Rate       Volume            Net
                                                 -----------------------------    -----------------------------------
Interest-earning assets:
  Federal funds and time deposits                $   213    $   (67)   $   146    $   (60)     $   227        $   167
  Investment securities                             (124)      (125)      (249)      (363)        (485)          (848)
  Loans, net                                       1,953     (7,354)    (5,401)      (683)      (4,366)        (5,049)
                                                 -----------------------------    -----------------------------------
    Total interest-earning assets                  2,042     (7,546)    (5,504)    (1,106)      (4,624)        (5,730)
                                                 -----------------------------    -----------------------------------

Interest-bearing liabilities:
  Interest-bearing deposits                          316     (2,587)    (2,271)    (1,633)      (2,147)        (3,780)
  Other borrowings                                   (76)      (210)      (286)      (312)         217            (95)
                                                 -----------------------------    -----------------------------------
    Total interest bearing liabilities               240     (2,797)    (2,557)    (1,945)      (1,930)        (3,875)
                                                 -----------------------------    -----------------------------------

Change in net interest income                    $ 1,802    $(4,749)   $(2,947)   $   839      $(2,694)       $(1,855)
                                                 =============================    ===================================


    The Company's interest income decreased during the three year period ended December 31, 1994 due mainly to a 38.7% decrease in average loans. The decrease in the loan portfolio primarily resulted from a decision to reduce the size of the Company's assets to comply with regulatory capital requirements, and loan repayments. The weighted average yield on loans increased in 1994 after declines since 1991 primarily due to the Bank's prime rate increase from 6.0% at December 31, 1993 to 8.5% at December 31, 1994. During the two year period prior to 1994 the Bank's prime rate declined from an average of 6.3% 1992 and to 6.0% in 1993.

    Interest income and dividends on investment securities was $1.4 million in 1994 compared to $1.5 million in 1993. Although average portfolio balances were $31.9 million in 1994 compared to $37.4 million in 1993, average portfolio yields were 4.4% in 1994 compared to 4.0% in 1993. Interest income on investment securities was $1.5 million in 1993 compared to $2.2 million in 1992. Average portfolio balances were $37.4 million in 1993 compared to $37.1 million in 1992, and average portfolio yields were 4.0% in 1993 compared to 5.9% in 1992. The higher average yields in 1994 reflect the overall increase in market interest rates and higher average yield realized from reinvestment.

    Interest expense for 1994 was $4.9 million, a decrease of $2.6 million, or 34.5% during 1994, as compared to 1993. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $81.4 million to $145.5 million, or 35.9%, as compared to 1993, partially offset by a slight increase in average interest rates. The average cost of deposits and borrowings for 1994 was 3.3% as compared to 3.3% for 1993. Interest expense for 1993 was $7.4 million, a decrease of $3.9 million, or 34.3% during 1993, as compared to 1992. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $69.3 million to $226.9 million, or 23.4%, as compared to 1992, and to a decline in average interest rates. The average cost of deposits and borrowings for 1993 was 3.3% as compared to 3.8% for 1992.

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

    PROVISION FOR LOAN LOSSES

    During 1994, 1993, and 1992, the Bank provided $3.8 million, $3.6 million and $9.8 million, respectively, to its allowance for loan losses. Net charge offs recorded for 1994, 1993 and 1992 were $5.3 million, $3.9 million, and $9.8 million, respectively. The increase in the loan loss provision in 1994 as a percentage of average loans to 3.1% from 1.8% in 1993 was required as a result of the increase in charge offs in 1994 compared to 1993 and reflects management's assessment that higher loan loss allocation on loans with specific weaknesses was required. The substantial loan loss provision made in 1992 reflects management's assessment of the decline in the credit quality in the Bank's loan portfolio and the impact of declining economic conditions in California and particularly the real estate values which served as collateral for many of the Bank's loans. The Company's loan loss provisions were largely loan loss reserves allocated to specific classified and non-performing loans. See "-- Allowance for Loan Losses" herein.

    Summary of Loan Loss Experience

    Net loan charge-offs for the years ended December 31, 1994, 1993 and 1992 were $5.3 million, $3.9 million, and $9.8 million, respectively. As a percentage of average total loans, net loan charge-offs were 4.4%, 2.0% and 3.9% for 1994, 1993, and 1992, respectively.

    In 1994, loan losses from the deterioration in borrowers' financial condition and the value of collateral securing loans occurred as a result of the recession in California. A summary of significant charge-off activity during 1994 is as follows:

- - -   Unsecured loans charged off totaled $306,000 comprised of two loans.

- - -   The charge-offs related to commercial and financial loans totaled $3.0 million and were comprised of 14 loans. The single largest charge-off was $529,000. This loan is secured by a limited partnership interest. The loan was classified as non-accrual in the first quarter 1994 and a partial charge-off was recorded in the third quarter of 1994 and the remaining balance was charged off in the fourth quarter of 1994.

- - -   The charge-offs related to real estate construction loans totaled $630,300 and were comprised of two loans. The loans were secured by a first deed of trust on land under development located in Northern California. The largest charge-off on these loans related to a restructuring which provided for a discount for a partial payoff.

- - -   The charge-offs related to real estate mortgage loans totaled $2.6 million and were comprised of 13 loans. The single largest charge-off was $1.0 million. This loan was secured by a first deed of trust on land zoned for single family development property and the purpose of the loan was for the purchase of real estate. The loan was a loan to facilitate the sale of real estate foreclosure which was placed on non-accrual during the third quarter of 1994 and the charge-off recorded during the fourth quarter reflected a deterioration in the collateral value based on updated appraisal information.

    In 1993, loan losses from the deterioration in borrowers' financial condition and the value of collateral securing loans occurred as a result of the recession in California. A summary of significant charge-off activity during 1993 is as follows:

- - -   Unsecured loans charged off totaled $290,200 and was comprised of five loans.  The single largest charge-off was $174,400.

- - -   The charge-offs related to commercial and financial loans totaled $2.1 million and were comprised of 19 loans. The single largest charge-off was $600,000. The purpose of this loan was for working capital and to acquire partnership interest in two limited partnerships. This loan is secured by UCC filings and securities agreements on various partnerships and trusts. The loan was classified as non-accrual in the second quarter 1993 and a partial charge-off was recorded in the third quarter of 1993.

- - -   The charge-offs related to real estate construction loans totaled $137,300 and were comprised of two related loans. The related loans were secured by a first deed of trust on land under development located in Northern
    California. This property was classified as non-accrual during the third quarter of 1992 and transferred to in-substance foreclosure during the fourth quarter of 1993 when an updated appraisal indicated that the borrower's equity in the property had deteriorated.

- - -   The charge-offs related to real estate mortgage loans totaled $1.1 million and were comprised of six loans. The single largest charge-off was $761,800. This loan was secured by a fourth deed of trust on commercial property and the purpose of the loan was for real estate investment. The loan was classified as non-accrual during the second quarter of 1993 and the charge-off recorded during the fourth quarter reflected a deterioration in the collateral value and a weakness in the guarantors' financial condition.

. The charge-offs related to the sale of the Sacramento Regional Office totaled $402,000. This charge-off was incurred as a result of selling $28.0 million in loans at the Bank's carrying value, less an allocated allowance.

    NON-INTEREST INCOME

    Non-interest income decreased $2.3 million or 53.3% in 1994 as compared to 1993, primarily as a result of a decrease in brokerage fee income related to the exercise of stock options of $1.3 million, a decrease in income from limited partnership of $527,000 as a result of the decline in the limited partnerships earnings resulting primarily from deferred maintenance costs, and a decline in service charge and fee revenue and all other income of $514,000 related to trust management fees, referral fees on CD Placement, and deposit products and services because of lower transaction volumes and lower average deposit balance outstanding, lower levels of assets under management through trust services, and an increase in the loss on sale of securities.

    Non-interest income increased $129,000 or 3.0% in 1993 as compared to 1992, primarily as a result of an increase in brokerage fee income related to the exercise of stock options of $586,000 and a decrease in service charges and fee revenue and all other income of $781,000 related to trust management fees, escrow fees, referral fee on CD Placement, and deposit products and services because of lower transaction volumes and lower average deposit balance outstanding, and lower levels of assets under management through trust services.

    The following table provides a detail of non-interest income for the years ended December 31:


(Dollars in Thousands)                                                 1994        1993         1992
                                                                     -------------------------------
  Service charges and fees                                           $  143      $  173       $  223
  Results of operations from limited partnership                       (264)        263          202
  Loan brokerage and servicing fees                                     347         324          201
  Stock option commissions and fees                                   1,562       2,906        2,320
  Other income, net                                                     604         894        1,633
  Loss on sale of assets                                               (257)        (63)        (211)
                                                                     -------------------------------
    Total non-interest income                                        $2,135      $4,497       $4,368
                                                                     ===============================


    NON-INTEREST EXPENSE

    For the year ended December 31, 1994, non-interest expense increased $17.3 million, or 79.3%, from the year ended December 31, 1993. The increase was attributed primarily to higher a level of costs related to real estate asset, a higher level of litigation settlement and provision charges, and a higher professional costs for legal and consulting costs related to the Company's litigation matters, and the requirement for special services related to addressing the Company's financial condition.

    For the year ended December 31, 1993, non-interest expenses decreased $8.0 million, or 26.5%, from the year ended December 31, 1992. The reduction was attributed primarily to lower compensation related expenses, a lower level of costs related to asset and credit quality, and lower level of legal and consulting costs related to the Company's loan collection and recapitalization efforts.

    The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                                                           1994        1993         1992
                                                                              --------------------------------
  Salaries and related benefits                                               $ 7,330     $ 8,325       $9,858
  Occupancy expense                                                             2,121       2,054        2,061
  Professional fees                                                             3,071       2,326        3,426
  Litigation settlement and reserve                                             3,601          --           --
  Equipment expense                                                               564         849          938
  FDIC insurance premiums                                                         633         849          816
  Data processing                                                                 439         457          478
  Loss on sale of Sacramento Regional Office                                       --         420           --
  Marketing                                                                       369          71          314
  Telephone                                                                       155         314          274
  Insurance premiums                                                              189          97          251
  Other operating expenses                                                      1,419       1,876        2,560
                                                                              --------------------------------
    Total operating expenses                                                   19,891      17,638       20,976
  Net cost of real estate operations                                           19,127       4,126        8,721
                                                                              --------------------------------
    Total non-interest expense                                                $39,018     $21,764      $29,697
                                                                              ================================

    The decrease in compensation related expenses of $1.0 million in 1994 to $7.3 million, or 12.0% from the 1993 level, resulted from lower staffing levels, partially offset by higher incentive compensation paid and severance related costs. The decrease in compensation related expenses of $1.5 million in 1993 to $8.3 million, or 15.6% from the 1992 level, resulted from lower staffing levels, and lower levels of other benefits for executive officers, partially offset by an increase in incentive compensation primarily related to work performed related to reductions in problem assets. The compensation expense included performance-based incentives of $755,000, $526,000, and $920,000 for 1994, 1993
and 1992, respectively.

    The Company's expenses for professional services were $3.1 million in 1994 compared to $2.3 million and $3.4 million in 1993 and 1992, respectively. The Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses increased in 1994 as a result of the continuing activities related to recapitalization, consulting services related to the new lines of business, and the increase in professional services required to manage the resolution of classified and non-performing assets during that year. In 1994, the Company incurred additional professions service costs related to the analysis and preliminary activities required to establish various international business strategies. Professional service costs decreased in 1993 by $1.1 million compared to 1992 as a result of lower costs related to the Company's loan collection and recapitalization efforts. Professional service expenses were high in 1992 as a result of the substantial activities undertaken by the Company to complete its 1992 recapitalization, and the increase in professional services required to manage the resolution of classified and non-performing assets during that year.

    The increase of $15.0 million in net cost of real estate operations related to asset and credit quality from $4.1 million in 1993 to $19.1 million in 1994 reflects continued deterioration in the value of the real estate collateral. The decrease of $4.6 million in net cost of real estate operations related to asset and credit quality from $8.7 million in 1992 to $4.1 million in 1993 reflects lower levels of classified assets and lower levels of loans migrating to classified or non-performing status because of the stabilization of borrowers' financial conditions and the quality of the underlying collateral on loans.

    The decline of $463,000 in 1994 other operating costs to $1.4 million from $1.9 million in 1993 and the $620,000 decrease in 1993 other operating expenses from $2.5 million in 1992 resulted primarily from cost reduction initiatives in miscellaneous expenses and customer related service expenses.

    In 1994, the Bank recorded loss provisions totaling $16.5 million for 18 other real estate owned assets compared to $3.3 million in 1993 on 15 properties, an increase of 400.0%. In addition to the provisions, the Bank recognized $73,300 in losses on the sale of two real estate properties acquired in settlement of loans in 1994 compared to $712,000 on 11 properties in 1993. The Bank recognized recoveries and gains on sale of other real estate owned totaling $253,000 million on three properties in 1994 compared to $1.7 million in 1993 on four properties.

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

    The Bank recorded a loss provision of $513,500 for three real estate investment property compared to $250,000 in 1993 on one property, an increase of 88.0%. The Bank did not recognized a loss on the sale of real estate investment in 1994 compared to a loss of $54,000 on one real estate investment in 1993. The Bank recognized gains on sale of real estate investments totaling $10,000 in 1994 on one property. No gains were recognized in 1993.

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

FINANCIAL CONDITION

    TOTAL ASSETS

    With the recurring operating losses during 1994, 1993 and 1992 and the failure of the Company and the Bank to consistently meet its regulatory capital requirements, management of the Company implemented a strategy of reducing the Company's total assets in order to more easily meet its regulatory capital ratios and an aggressive loan work-out program to reduce the level of the real estate related and other problem loans. As a result, the Company's assets decreased 32.1% in 1994 from $231.0 million at December 31, 1993 to $156.8 million at December 31, 1994.

    CASH AND CASH EQUIVALENTS

    The Bank maintains cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1994 the Company's cash and cash equivalents were $28.6 million or 19.5% of total deposits and 94.7% of non-interest bearing deposits. At December 31, 1993 the Company's cash and cash equivalents were $25.8 million or 12.3% of total deposits and 74.1% of non-interest bearing deposits. See also "Liquidity" herein for a further discussion of the Bank's other sources of liquid assets.

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

    The Bank determines the classification of all securities at the time of acquisition. In classifying securities as being heldto-maturity, trading, or available-for-sale, the Bank considers its collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors in determining its intent and ability to hold the securities to maturity.

    Investment securities held-to-maturity include United States Treasury and Federal agency securities, investments in certificates of deposit, and an equity investment in Federal Home Loan Bank of San Francisco (FHLB) membership stock. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of four months and 20 months at December 31, 1994 and 1993, respectively. The investments held-to-maturity are carried at amortized cost. At December 31, 1994 and 1993, the investment securities held-to-maturity portfolio includes $7.9 million and $3.1 million in fixed rate investments, and $1.3 and $3.3 million in adjustable-rate investments, respectively. During 1994, the Bank reclassified certain collateralized mortgage obligations to the available-for-sale category as a result of a change in the strategy regarding the investment in these types of securities.

    Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1994 and 1993, the Bank held $2.2 million and $14.9 million classified as investments available-for-sale, respectively. At December 31, 1994 and 1993, $4,000 and $60,000 was charged against equity to reflect the market value adjustment to the securities available-for-sale, respectively.

    The table below sets forth certain information regarding the carrying values and market values and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1994:



                                       Within One Year     One to Five Years    Total Investment Securities
                                      ----------------     -----------------    ----------------------------
                                      Carrying Average     Carrying Average     Carrying      Market Average
(Dollars in Thousands)                  Value   Yield        Value   Yield        Value       Value   Yield
                                      ----------------     -----------------    ----------------------------
U.S. Treasury and agency securities    $ 9,800     4.9%                          $ 9,800    $  9,777     4.9%
Collateralized mortgage obligations         --      --        $ 270     4.1          270         270     4.1
FHLB stock                                  --      --           --      --        1,337       1,337     5.7
                                      ----------------     -----------------    ----------------------------
    Total                              $ 9,800     4.9%       $ 270     4.1%     $11,407     $11,384     5.0%
                                      ================     =================    ============================


    No investment securities had a maturity of more than five years at December 31, 1994. The FHLB stock have no term to maturity.

    In October 1994, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) no. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The provisions of SFAS No. 119 are effective for the Company and the Bank as of December 31, 1995. SFAS No. 119 required disclosure about derivative financial instruments -- futures, forwards, swap and option contracts, and other financial instruments with similar characteristics. As of December 31, 1994, the Company and the Bank had no derivative financial instruments that would be subject to such disclosure.

    LOANS

    During 1994, the Company reduced its total loans by $43.3 million from $149.7 million at December 31, 1993. The reduction in total loans resulted primarily from a strategic decision to reduce concentrations in real estate and/or real estate related loans and to reduce the total loan portfolio to improve the liquidity position of the Bank through loan repayments. In addition, loans were reduced by charge-offs of $6.6 million.

    In addition, the increase in classified loans from $22.9 million at December 31, 1993 to $25.0 million at December 31, 1994 was the result of redefining the criteria for all classified assets based on comments from the FDIC examiners. During 1994, there were $14.7 million in newly classified loans, of which $12.2 million were reclassified in the first quarter of 1994 based on FDIC examiners comments, whereas in 1993, there were $4.4 million in newly classified loans. For a description of the composition of the loan portfolio and a description based upon various contractually scheduled repayments, see "BUSINESS -- The Company and the Bank -Lending Activities -- Composition of Loan Portfolio."

    CLASSIFIED ASSETS

    Federal regulations require banks to review their assets on a regular basis and to classify them if any weaknesses are noted. Banks must maintain adequate allowances for assets classified as "Substandard" or "Doubtful" and to immediately write off those assets classified as "Loss". The Bank has a comprehensive process for classifying assets and asset reviews are performed on a periodic basis. In addition to identifying adversely classified assets, the Bank identifies certain assets as "Special Mention", which do not currently expose the Bank to a sufficient degree of risk to warrant a more adverse classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets that do not possess credit deficiencies are not classified and are labeled "Pass". The Bank stratifies its loan portfolio based on collateral type concentrations and delinquency trends. The objective of the review process is to identify any trends and determine the levels of loss exposure to the Bank that would require an adjustment to the valuation allowance.

    Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned. The table below outlines the Bank's classified assets as of December 31, 1994 and 1993:


(Dollars in Thousands)                                                           1994        1993
                                                                              -------------------
Loans - performing                                                            $15,580     $11,847
Non-accrual loans                                                               9,377      11,086
Other real estate owned                                                        10,021      32,372
Real estate investments                                                           682       1,468
                                                                              -------------------
    Total classified assets                                                   $35,660     $56,773
                                                                              ===================

    The Bank is required by the Orders to reduce its classified assets, as defined by the Orders, to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994. At December 31, 1994, the Bank had $20.8 million in such assets. However, no assurance can be given that the regulatory authorities will not establish additional requirements on the Bank to reduce its classified assets.

    Further declination in the regional real estate market could increase the amount of the Bank's non-performing assets and, in addition, could have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Bank's statement of financial condition. Moreover, the Bank has been incurring substantial asset-carrying expenses, such as the expenses of maintaining and operating properties included among the Bank's other real estate owned classification, and the Bank may continue to incur assetcarrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

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

    At December 31, 1994 and 1993, other real estate owned, including in-substance foreclosed loans, were $10.0 million and $32.4 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. At December 31, 1994 and 1993, in-substance foreclosed loans were $4.6 million and $19.1 million, respectively. As of December 31, 1994 and 1993, all other real estate owned and real estate investments were classified.

    Non-performing assets include non-accrual loans, in-substance foreclosed assets and real estate foreclosures. Non-performing assets were $19.4 million at the end of 1994, down 55.4% from $43.5 million in 1993. Loans past due 90 days or more and accruing are included in the schedule of non-performing assets.

    The following table provides information on all non-performing assets at December 31:

(Dollars in Thousands)                                 1994         1993         1992        1991         1990
                                                    ----------------------------------------------------------
Non-accrual loans                                   $ 9,377      $11,086      $17,811    $ 11.781      $ 8,076
Other real estate owned                              10,021       32,372       35,457      39,927        3,915
                                                    ----------------------------------------------------------
    Total non-performing assets                     $19,398      $43,458      $53,268     $51,708     $ 11,991
                                                    ==========================================================

Non-performing assets as a percentage
  of total loans and OREO outstanding                  16.7%        23.9%        19.7%       16.1%         4.2%
Loans past due 90 days or more and accruing          $  940      $    --       $  182     $ 2,513      $ 1,270
Loans restructured and in compliance
  with modified terms                                 6,317        1,967           --       3,146        2,560

    In addition to the loans disclosed in the foregoing table, the Bank had approximately $3.3 million in loans on December 31, 1994 that were between 31 and 89 days delinquent. In the opinion of management, these loans have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. Approximately $2.7 million of these loans are secured by first or subordinate deeds of trust on real estate.

    At December 31, 1994, the Bank had two loans totaling $22,000 that were less than 90 days delinquent and on non-accrual status. The performance history of these loans demonstrated that the borrower may not be able to perform under the terms of the contractual arrangements. As of December 31, 1994, the Bank had three loans totaling $940,000 that were more than 90 days delinquent with accrued interest income that was included in income. These loans were in the process of renewal, and were renewed and interest and principal were paid current during the first quarter of 1995.

    The following table provides a stratification of non-performing assets, which includes non-accrual loans and other real estate owned, by collateral type as of December 31, 1994 and 1993.


(Dollars in Thousands)                                                           1994        1993
                                                                              -------------------
Real Estate:
  Residential                                                                 $ 1,403     $ 5,117
  Residential development                                                       7,012      12,175
  Commercial                                                                       --         700
  Commercial development                                                        1,309       1,632
  Land under development                                                        3,665         748
  Raw land                                                                      4,494      18,573
Other                                                                           1,515       4,513
                                                                              -------------------
    Total non-performing assets                                               $19,398     $43,458
                                                                              ===================

    At December 31, 1994, substantially all of the non-performing assets are real estate or loans secured by real estate located in Northern California. Raw land consists of land acquired for the purpose of future residential or commercial development. The Bank had no non-performing assets secured by subordinate deeds of trust as of December 31, 1994.

    Restructured loans totaled $6.3 million and $2.0 at December 31, 1994 and 1993, respectively. For the years ended December 31, 1994 and 1993, interest income foregone on restructured loans was $18,000 and $166,000, respectively.

    VALUATION ALLOWANCES

    The Bank charges current earnings with provisions for estimated losses on loans receivable, other real estate owned, and real estate investments. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors.

    In 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". This Statement required that impaired loans be measured based on the present value of expected future cash flows discounted at the effective rate of the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. This Statement applies to financial statements for fiscal years beginning after December 31, 1994. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company elected not to implement SFAS No. 114 and 118 for the period ended December 31, 1994. It has been determined that the effect of SFAS No. 114 and 118 on the Company's financial statements would not have been material had the Company implemented SFAS No. 114 and 118 as of December 31, 1994.

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

    The following table summarizes the loan loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)                                 1994         1993         1992        1991         1990
                                                     ---------------------------------------------------------
Balance of allowance for loan
  losses at beginning of period                      $8,050       $8,400       $8,411      $5,052       $4,178
Loans charged off:
  Commercial, financial and unsecured                (3,888)      (2.407)      (6,315)     (5,653)        (634)
  Real estate                                        (2,732)      (1,254)      (3,750)     (2,495)        (205)
  Sale of Sacramento loans                               --         (402)          --          --           --
  Net lease financing                                    --           --           --         (24)        (190)
                                                     ---------------------------------------------------------
    Subtotal                                         (6,620)      (4,063)     (10,065)     (8,172)      (1,029)
Recoveries of previous losses:
  Commercial and financial                            1,181          148          221          40          237
  Real estate construction                              166            6            5          16           --
  Net lease financing                                    --            5           --          38           66
                                                     ---------------------------------------------------------
    Subtotal                                          1,347          159          226          94          303
                                                     ---------------------------------------------------------
Net loans charged off                                (5,273)      (3,904)      (9,839)     (8,078)        (726)

Provision for loan losses                             3,799        3,554        9,828      11,437        1,600
                                                     ---------------------------------------------------------
Balance of allowance for loan and
  lease losses at end of period                      $6,576       $8,050       $8,400      $8,411       $5,052
                                                     ---------------------------------------------------------

Ratio of the allowance to total loans                   6.2%         5.4%         3.6%        3.0%         1.8%

Ratio of the allowance to non-performing loans         70.1         72.6         47.2        71.4         62.6

Ratio of net charge-offs to average loans               4.4          2.0          3.9         2.7          0.3

    The following table provides an allocation of the allowance for loan losses by collateral type at December 31:


                                                1994                      1993                      1992
                                         --------------------     -------------------       --------------------
(Dollars in Thousands)                    Balance  Percent(1)      Balance Percent(1)        Balance  Percent(1)
                                         --------------------     -------------------       --------------------
Commercial and financial                  $4,113        78.1%      $3,781        72.8%       $5,496        70.5%
Real estate construction                   1,208         8.5          635         9.4         1,958        15.9
Real estate mortgage                         882        13.4          839        17.7           670        13.4
Lease financing                               --          --           --          --             2         0.2
Unallocated                                  373          --        2,795          --           274          --
                                         --------------------     -------------------       --------------------
    Total                                 $6,576       100.0%      $8,050       100.0%       $8,400      100.00%
                                         --------------------     -------------------       --------------------


                                                                          1991                      1990
                                                                  -------------------       --------------------
                                                                   Balance Percent(1)        Balance  Percent(1)
                                                                  -------------------       --------------------
Commercial and financial                                           $4,260       65.2%       $1,723        57.2%
Real estate construction                                            2,304       21.9           437        30.9
Real estate mortgage                                                  932       12.7            --        11.7
Lease financing                                                         3        0.2            --         0.2
Unallocated                                                           912         --         2,892          --
                                                                  -------------------       --------------------
    Total                                                          $8,411      100.0%       $5,052       100.0%
                                                                  -------------------       --------------------

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

    The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                                                           1994        1993        1992
                                                                              --------------------------------
                                                                              --------------------------------
Balance of allowance for losses - beginning                                    $2,986      $6,632       $1,672
  Charge-offs                                                                     (33)     (6,982)        (531)
  Provision                                                                    16,451       3,336        5,491
                                                                              --------------------------------
Balance of allowance for losses - ending                                      $19,404      $2,986       $6,632
                                                                              --------------------------------

    The Bank recorded gains on sale of other real estate owned totaling $253,000 in 1994 and $1.7 million in 1993. The gains in 1993 were related to four properties. The Bank recorded losses on sale of other real estate owned totaling $73,000 in 1994 and $712,000 in 1993. The losses in 1994 were related to two properties and in 1993 were related to 11 properties. The OREO properties are shown net of allowance for losses.

    During 1993, the Bank transferred a loan with a carrying value of $1.6 million collateralized by commercial real estate to in-substance foreclosure. The collateral securing this loan requires seismic upgrading and may be located on property containing hazardous materials. During 1994, the asset was charged off.

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

    The following table summarizes the real estate investments loss experience of the Bank for the years ended December 31:

                                                                                 1994        1993
                                                                               ------------------
Balance of allowance for losses - beginning                                      $712        $462
  Charge-off                                                                     (167)         --
  Provision                                                                       514         250
                                                                               ------------------
Balance of allowance for losses - ending                                       $1,059       $ 712
                                                                               ------------------


    DEPOSITS

         The Bank had total deposits of $147.1 million and $210.1 million at December 31, 1994 and 1993, respectively. As of December 31, 1994, deposits consisted of demand deposits totaling $30.3 million, money market accounts totaling $25.3 million, savings and NOW accounts totaling $43.4 million and time deposits totaling

$48.2 million. As of December 31, 1994, the Bank had a total of 4,554 deposit accounts consisting of 1,132 demand deposit accounts with an average balance of approximately $27,000 each, 864 money market accounts with an average balance of approximately $29,000 each, approximately 1,829 savings and NOW accounts with an average balance of approximately $24,000 each and 729 time accounts with an average balance of approximately $66,000. The Bank's deposits and, correspondingly, its liquidity, are largely dependent upon four sources of funds: deposits acquired through its Association Bank Services function, brokered placement of certificates of deposit, and deposits solicited through the Bank's money desk. These sources of deposits comprised 46.8% of the Bank's total deposits at December 31, 1994.

         Certificates of deposit having a balance of at least $100,000 (including brokered placements of certificates of deposit) represented approximately 7.0% of the Bank's total deposits as of December 31, 1994 compared to 24.8% as of December 31, 1993. As of December 31, 1994, 68.7% of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less, 27.4% between 91 days and one year and 3.9% greater than a year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was four months as of December 31, 1994, and the aggregate amount of all such certificates of deposit as of December 31, 1994 was $10.2 million. Concentrations of large certificates of deposit and certain money market deposits have been classified by bank regulatory authorities as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. See "-- Regulation and Supervision." As a result of the Orders the Bank was required to submit a plan to the FDIC and SBD to reduce its dependence on volatile liabilities.

         Deposits from homeowner and community associations are a key component of the Bank's core deposit base. See "Association Bank Services". At December 31, 1994 and 1993, the Association Bank Services function accounted for $34.5 million and $45.1 million in deposits, representing approximately 23.4% and 21.5% of the Bank's total deposits, respectively. During 1994, Association Bank Service customer deposits declined 23.5% from a year earlier. In August 1993, the manager and much of the staff of the Association Bank Services function left the Bank to join a competitor, whose services have been actively marketed to the Bank's customer base. Since March 31, 1994, there has not been a significant decline in Association Bank Service customer deposits as a result of the change in management, but there can be no assurance that the Bank will be able to continue to stem the loss of such deposits.

         At December 31, 1994 and 1993, the Bank had brokered deposits totaling $19.8 million or 13.5% and $20.0 million or 9.5% of total deposits, respectively. During 1994, the Bank's agreement with a major retail brokerage firm for the placement of certificates of deposits was cancelled. The Bank repaid the $20.0 million in deposits from the major retail brokerage firm in September 1994 and established other sources of brokered deposits through other intermediaries. In addition, as a result of a regulatory examination in 1994 certain money market accounts totaling approximately $7.2 million as of December 31, 1994, were reclassified as brokered deposits. Most of these deposits have been on deposit with the Bank since 1989.

         At December 31, 1994 and 1993, the Bank's brokered deposits were approximately 12.5% and 8.7% of the Bank's total assets, respectively. During 1994 and 1993 brokered deposits averaged $24.9 million and $36.3 million, respectively, with high and low balances for 1994 of $27.0 million and $11.1 million, respectively. Such brokered certificates of deposit have a remaining weighted average term to maturity of approximately six months The Bank's brokered deposit waiver was suspended on January 30, 1995 by the FDIC. As a result of the suspension of the brokered deposit waiver the Bank will not be able to renew these brokered deposits.

         In March 1993, the Bank initiated a money desk for the purpose of attracting additional deposits. These deposits are gathered principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1994 and 1993, the Bank had outstanding money desk deposits of $14.9 million or 9.6% of total Bank's assets and $41.5 million or 19.8% of Bank's total deposits. During 1994, the money desk deposits averaged $28.4 million, with a high balance of $41.5 million. As of December 31, 1994, money desk deposits had a remaining weighted average maturity of approximately seven months. In response to the suspension of the brokered deposit waiver, the Bank has reactivated its money desk deposit program for the purpose of replacing the maturing brokered deposits.

         The Bank's ability to accept brokered placements of certificates of deposit was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. As of December 31, 1994, the Bank was accepting brokered deposits pursuant to a waiver of such prohibition received in September 1994 with a term of one year. As required by the Orders, the Bank has submitted a plan to the FDIC and the SBD to eliminate reliance on brokered deposits and to reduce its dependency on out of area deposits and volatile liabilities. During the first quarter of 1995, the Bank's risk-based capital ratio declined to below the minimum regulatory requirement of 8.0% which caused the FDIC to suspend the Bank's brokered deposit waiver. No assurance can be given that brokered deposits, in the near future, can be replaced with other core deposits. See -- "Regulatory Agreement and Orders" and "Regulation and Supervision".

                 The following table sets forth the maturities, as of December 31, 1994, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                                                  Over 3         Over   More Than
                                                   3 Months    Months to     6 Months   1 Year to
(Dollars in Thousands)                              or Less     6 Months    to 1 Year     5 Years        Total
                                                 -------------------------------------------------------------
Interest-Bearing Liabilities:

  Money market accounts                             $25,250           --           --          --     $ 25,250
  Savings and NOW accounts                           43,415           --           --          --       43,415
  Time deposits                                      18,369      $12,158      $15,394     $ 2,303       48,224
  Other borrowings                                    4,070           --           --          --        4,070
     Total interest-bearing                      -------------------------------------------------------------
       liabilities                                  $91,104      $12,158      $15,394     $ 2,303     $120,959
                                                 =============================================================

     OTHER BORROWINGS

     The Bank's other borrowings at December 31, 1994 totaled $4.1 million, as compared to $1.3 million at December 31, 1993. The Bank's other borrowing facilities include advances from the FHLB and reverse repurchase agreements.

     The Bank's short term line of credit with the Federal Reserve Bank of San Francisco (Federal Reserve Bank) was cancelled effective April 3, 1995. However, the Bank has an overdraft line with the Federal Reserve Bank of $1.1 million secured by loans in the Bank's portfolio. The Bank's short term line of credit with the FHLB of up to $5.5 million is secured by pledged loans. At December 31, 1994 and 1993, the Bank had no borrowings outstanding with the FHLB or Federal Reserve Bank. During 1994 and 1993, the Bank did not borrow at the discount window at the Federal Reserve Bank. In the first quarter of 1995, the Bank activated its FHLB borrowing as a result of liquidity concerns related to the decline in core deposits since December 31, 1994.

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

    The following table shows the repricing opportunities for the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1994:

                                                     Over 3         Over    More Than
                                      3 Months    Months to     6 Months    1 Year to        Over
(Dollars in Thousands)                 or Less     6 Months    to 1 Year      5 Years     5 Years        Total
                                      ------------------------------------------------------------------------
Interest-Earning Assets:
  Investment securities and
    cash equivalents                  $ 24,482           --   $    4,872           --          --     $ 29,354
  Loans (1)                             86,942           --        1,649       $  256    $  8,228       97,075
                                      ------------------------------------------------------------------------
     Total interest-earning assets     111,424           --        6,521          256       8,228      126,429
                                      ------------------------------------------------------------------------
Interest-Bearing Liabilities:

  Interest-bearing deposits             87,035       12,158       15,394        2,303          --      116,890
  Other borrowings                       4,070           --           --           --          --        4,070
                                      ------------------------------------------------------------------------
    Total interest-bearing abilities    91,105       12,158       15,394        2,303          --      120,960
                                      ------------------------------------------------------------------------

Interest bearing assets over (under)
  interest bearing liabilities        $ 20,319    $(12,158)    $ (8,873)     $ (2,047)   $  8,228     $  5,469
                                      ========================================================================
Cumulative primary gap                $ 20,319      $ 8,161     $  (712)     $ (2,759)   $  5,469
                                      ===========================================================
Gap as a percentage of total assets       13.0%        5.2%        (0.5)%        (1.8)%       3.5%

(1) Excludes non-accrual loans.

    The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Bank's sensitivity to interest rate changes. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rates. The Company's net interest margins on average earnings assets for the years ended December 31, 1994, 1993 and 1992, were 5.1%, 4.6% and 4.5%, respectively.

    LIQUIDITY

         In 1994 and 1993, the Company's principal source of liquidity has been new capital from the issuance of its capital stock. Generally, the Bank has various sources of liquidity including core deposits, money desk deposits, other borrowings, loan participations and sales, loan repayments, and the sale of problem assets. The Bank's access to all of these sources of liquidity is limited as a result of the failure to meet capital requirements, its level of classified assets, continued operating losses, and contractual maturities of performing loans or the inability of borrowers to repay loans according to the contractual terms. In addition, the Bank's brokered deposit waiver was suspended on January 30, 1995 disallowing the Bank from renewing existing and accepting new brokered deposits.

         Liquidity is the Bank's ability to meet the present and future needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally decreases as a result of increases in the Bank's loans and other assets, and fluctuations in the maturities of deposits in the Bank can have a significant effect on the Bank's liquidity. The sources of the Bank's liquidity include deposits, other liquid assets and short-term borrowings. The most important source of these assets are core deposits. Core deposits are defined as all deposits from its customer base except time deposits of $100,000 or greater and all deposits identified as volatile. At December 31, 1994, the Bank's core deposits were $101.2 million, representing a 12.8% decrease from core deposits of $116.0 million at December 31, 1993, which in turn represents a 49.1% decrease from core deposits of $228.0 million at December 31, 1992. The Bank's liquid assets, which includes cash and short term investments, at December 31, 1994 totaled $40.1 million, a decrease of 15.0% from $47.1 million at December 31, 1993. The Bank currently has an overdraft line with the Federal Reserve Bank of up to $1.1 million secured by loans in the Bank's portfolio. As of December 31, 1994, the Bank had pledged loans and securities enabling the Bank to borrow up to $5.5 million from the Federal Home Loan Bank of San Francisco, and the Bank had not drawn on this line of credit.

         The Bank's ability to generate liquidity through deposits from homeowner and community associations, $34.5 million or 23.4% of deposits at December 31, 1994, had become the subject of intense competition during 1993. During 1994, these deposits declined $4.9 million or 12.4% from December 31, 1993. In addition, out of area deposits solicited through the Bank's money desk, $14.9 million or 10.0% of deposits at December 31, 1994 are the subject of an Order requiring the Bank to reduce its reliance on such deposits. During 1994, the Bank reduced these deposits by $26.6 million or 64.0% since December 31, 1993.

         The Bank's ability to generate liquidity through acceptance of brokered placements of certificates of deposit was restricted in the first quarter of 1992 under FDICIA and new FDIC regulations that prohibit undercapitalized banks from accepting or renewing such brokered deposits and prohibit adequately capitalized institutions from accepting or renewing such deposits unless such institutions obtain a waiver of such prohibition from the FDIC. Under the Orders, the Bank was required to submit a written plan to the FDIC and the SBD for eliminating its reliance on brokered deposits, and to provide the Regional Director of the FDIC and the Superintendent with monthly reports outlining the Bank's progress under such plan. The FDIC had granted the Bank a one-year waiver expiring in September 1995 to permit renewal of brokered deposits, provided that the Bank continues to meet the definition of an adequately capitalized institution. If the Bank fails to meet the definition of an adequately capitalized institution or fails to demonstrate substantial progress towards elimination of dependency on brokered deposits, the Bank may be unable to obtain an extension of such waiver. During the first quarter of 1995, the Bank's brokered deposit waiver was suspended as a result of the failure to meet the minimum risk-based capital requirement. See "-- Regulation and Supervision."

         During 1994, the Bank had a plan to reduce its reliance on volatile liabilities which included certain actions including the hiring of a liability manager to work with Private and Business Banking officers in the development and marketing of core deposit programs, a new local area certificate of deposit product was rolled-out in early February, 1994, and the Bank's international strategy with deposits expected to exceed loans by a ratio of 2:1. As a result of the Bank's capital position, management determined that the implementation of these measures was not advisable. The Bank's present strategy focuses on the stabilization of the existing core deposit portfolio and the selective non-renewal of transaction type loans. The proceeds from loan pay offs will be used to fund the maturity of volatile liabilities.

         Although management believes that the Bank's ability to eliminate its brokered deposits, and reduce its reliance on out of area and volatile liabilities can be accomplished through local deposit marketing efforts following a recapitalization of the Bank, the success of which cannot be assured, and because brokered deposits and out of area deposits presently comprise over 23.5% of the Bank's total deposits, it is not expected that, in the near future, these deposits can be replaced with core deposits. Nor can any assurance be given that the Bank will be able to successfully implement its plans, find alternate sources of deposits and avoid violation of the Orders. See "-- Regulatory Directives and Orders."

    CAPITAL

        Shareholders' equity totaled $2.1 million at December 31, 1994, a decrease of $15.4 million from $17.5 million at December 31, 1993. During the period from 1991 through 1994, the Company suffered an aggregate of $74.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $52.0 million in new capital as of December 31, 1994. The Company's majority shareholder committed to an additional capital contribution of $3.8 million, expected by April 24, 1995. The Company intends to raise a minimum of $6.3 million of additional capital in 1995.

    Pursuant to federal law, the Company is subject to the Federal Reserve Board's capital guidelines of the FRB and the Bank is subject to the FDIC's regulations governing capital adequacy for banks that are not members ("non-member banks") of the Federal Reserve System. As a result of the Bank's failure to meet its minimum regulatory and Orders capital requirements at December 31, 1994, the Bank filed the Plan in compliance with "Prompt Corrective Action" imposed by FDICIA. It is expected that the Plan will be acceptable to the FDIC and the SBD after the receipt of additional capital. The Plan supersedes previously filed plans under the "Prompt Corrective Action" regulations. In addition, in 1993 the Company agreed to guarantee that the Bank will comply with the previously filed capital restoration plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company's liability under the guarantee is limited to the lesser of 5% of the Bank's total assets at the time it became undercapitalized, $15.3 million or an amount necessary (or that would have been necessary) to bring the Bank into compliance with all of its capital requirements as of the time it fails to comply with the Restoration Plan. The Company currently does not have sufficient funds to satisfy the guarantee, and would be in default thereunder if called upon to do so. See "-- Supervision and Regulation" for further information concerning FDICIA's "Prompt Corrective Action" system.

    Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued eight Impairment Orders to the Bank, most recently dated February 1, 1995. At December 31, 1994, the Bank had contributed capital of $66.2 million and deficit retained earnings of $64.6 million resulting in a $38.1 million capital impairment. See "-- Regulatory Directives and Orders -- Capital Impairment Order" for more discussion on the Bank's impairment of capital.

    On July 13, 1992, the Company had completed (i) the sale to the Company's controlling stockholder of 280,000 shares of Class A Common Stock (the "Class A Shares") at $50.00 per share and warrants which will enable the Company's controlling stockholder to acquire 1.0408 additional Class A Shares at $50.0 per share for every Class A Share issued by the Company for an aggregate purchase price of $14,000,000, under an Amended Stock Purchase Agreement dated April 10, 1992. As a consequence of the acquisition of the 280,000 Class A Shares by the Company's controlling stockholder on July 13, 1992, a change of control of the Company was effected.

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

    On May 23, 1994, the holder of the Company's Series C Preferred Stock converted each share of his Preferred Stock into 40 shares of Class A Common Stock and 40 warrants, with each warrant granting the right to purchase an additional share of Class A Common Stock, exercisable at $0.50 per share (before the reverse split). The warrants have not been exercised. In addition to the conversion, the Company effected a 1-for-20 reverse stock split of the Company's Class A Common Stock and changed the authorized number of shares to 40,000,000. As a result of the reverse stock split, the Company repurchased the fractional shares which totaled 119 new shares. No Series C Preferred Shares were outstanding at December 31, 1994.

    On July 25, 1994, the Company issued 3,521,126 shares of Class A Common Stock, and warrants to purchase an additional 3,521,126 shares with an exercise price for each share of $10.00 to its principal stockholder in its first closing of a private stock offering for $20.0 million in capital. The price per unit was $5.68. Each unit sold under the private placement includes a Risk Protection Right (RPR). Under the RPR, additional Class A Common Stock will be issued to the holder of each RPR if a net loss is incurred on certain specified assets or as the result of losses, incurred related to certain litigation actions. The RPR will effectuate this risk allocation by compensating the holder with additional shares of Class A Common Stock (Adjustment Shares) up to a maximum number of shares per RPR without the payment of additional consideration. This compensation will be effected through periodic distributions of Adjustment Shares. Adjustment Shares will be issued to compensate for net losses, net charge-offs and expenses on certain specified assets (Specified Assets) and the lawsuit that was settled for $2.0 million during July 1994 up to a cumulative amount of $16.0 million. The maximum number of shares to be issued is 9,723,000. As a result of the losses incurred in 1994, the maximum number of Adjustment Shares would have been issued at December 31, 1994 as a result of the losses incurred in 1994.

    The total cost of this capital raising was $2.4 million for a net capital contribution of $17.6 million. On July 27, 1994 and December 31, 1994, the Company contributed net capital of $13.5 million and $3.5 million, respectively, to the Bank.

    With the conversion and the issuance of the Adjustment Shares, and if the controlling stockholder exercised all of the Warrants, then the Company's controlling stockholder would receive an additional 1,800,000 Class A Common Shares and would own approximately 99.2% of the total number of issued and outstanding common shares.

    Mr. Kaharudin Latief of Jakarta, Indonesia is presently in the process of providing notice to the FRB and applying to the SBD for approval to acquire shares of the Class A Common Stock. If and when regulatory clearance is received, Mr. Latief plans to acquire from the Company's controlling stockholder 600,000 shares of Class A Common Stock and Warrants through cancellation of an unsecured, personal loan in the amount of $6.0 million which Mr. Latief previously extended to the Company's controlling stockholder. The Company's controlling stockholder used the proceeds of this loan to acquire 300,000 shares of the Series C Preferred Stock from the Company. If Mr. Latief consummates this transaction, the Company's stockholders, Mr. Latief would hold 600,000 shares of Class A Common Stock and 600,000 Warrants with an exercise price of $10.00 per share. Mr. Latief's ownership percentage including Warrants would be 5.8% and the Company's controlling stockholder's new common ownership would decline to approximately 93.4%.

    The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of December 31, 1994, the Company was not in compliance with all minimum capital requirements and the Bank was not in compliance with all minimum capital requirements including the minimum leverage ratio of 7.0% mandated by the Orders.

    The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of December 31, 1994.

                                                            Minimum
                                                            Capital
                                 Company        Bank      Requirement     Orders
                                 -----------------------------------------------
Leverage ratio                     1.2%         0.9%          4.0%          7.0%
Tier 1 risk-based capital          1.6          1.2           4.0           N/A
Total risk-based capital           3.0          2.6           8.0           N/A


    On April 20, 1995, the Company's majority shareholder committed to contributing $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute $4.2 million of capital to the Bank upon receipt of the $3.8 million. The following table reflects both the Company's and Bank's capital ratios with respect to minimum capital requirements in effect as of December 31, 1994 giving effect to the capital raised in April of 1995.

                                                           Minimum
                                                           Capital
                                 Company        Bank     Requirement      Orders
                                 -----------------------------------------------
Leverage ratio                     3.4%         3.4%         4.0%          7.0%
Tier 1 risk-based capital          4.5          4.4          4.0           N/A
Total risk-based capital           6.0          5.9          8.0           N/A

    Certain reclassification were made in the prior years' financial statements to conform to the current year presentation.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . .  48


Consolidated Statements of Financial Condition,

    December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . .  49


Consolidated Statements of Operations,  . . . . . . . . . . . . . . . . . . . .  50
    Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Shareholders' Equity, . . . . . . . . . .  51
    Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows,  . . . . . . . . . . . . . . . . . . . .  52
    Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  54

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the Company) as of December 31, 1994 and 1993 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations; noncompliance of the Bank of San Francisco (the Bank) with the Orders to Cease and Desist issued jointly by the Federal Deposit Insurance Corporation (the FDIC) and the California State Banking Department (the SBD); the Bank's noncompliance with the Impairment Orders issued by the SBD; the Bank's designation as a critically undercapitalized institution by the FDIC and the restrictions imposed by the prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act of 1991; and the uncertainty relating to the potential unfavorable outcome of pending litigation discussed in note 17 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including obtaining additional capital contributions, increasing and maintaining its capital ratios, achieving profitable operations and obtaining full compliance with the Cease and Desist and Impairment Orders. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.

Because of the significance of the uncertainties discussed above, we are unable to express, and we do not express, an opinion on the accompanying 1994 consolidated financial statements.


KPMG Peat Marwick LLP

April 4, 1995, except as to note 3,
which is as of April 20, 1995
San Francisco, California

                            THE SAN FRANCISCO COMPANY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1994 AND 1993

(Dollars in Thousands Except Per Share Data)                                 Notes          1994          1993
                                                                             ---------------------------------
ASSETS:

Cash and due from banks                                                                $  11,397       $ 8,333
Federal funds sold                                                                        17,250        17,500
                                                                                       -----------------------
     Cash and cash equivalents                                                            28,647        25,833

Investment securities held-to-maturity

 (Market value: 1994 - $9,173; 1993 - $6,353)                                    4         9,196         6,351
Investment securities available-for-sale                                         5         2,211        14,940

Loans                                                                            6       106,452       149,740
Deferred loan fees                                                               6          (388)         (550)
Allowance for loan losses                                                        7        (6,576)       (8,050)
                                                                                       -----------------------
     Loans, net                                                                           99,488       141,140

Other real estate owned                                                          8        10,021        32,372
Real estate investments                                                          9         2,364         3,643
Premises and equipment, net                                                     10         2,996         3,592
Interest receivable                                                                          820           946
Other assets                                                                               1,037         2,204
                                                                                       -----------------------
         Total assets                                                                   $156,780      $231,021
                                                                                       =======================
LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                                                           $ 30,259      $ 34,859
Interest bearing deposits                                                                116,889       175,252
                                                                                       -----------------------
     Total deposits                                                             11       147,148       210,111

Other borrowings                                                                12         4,070         1,303
Other liabilities and interest payable                                                     3,433         2,152
                                                                                       -----------------------
     Total liabilities                                                                   154,651       213,566
                                                                                       -----------------------
Commitments and contingencies                                                   17

Shareholders' Equity:                                                           14
Preferred Stock (par value $0.01 per share)

     Series B - Authorized - 437,500 shares

     Issued and outstanding - 16,291 and 16,591 shares, respectively                         114           116
     Series C - Authorized - 1,800,000 shares

     Issued and outstanding - 0 and 900,000 shares, respectively                              --        18,000
Common stock (par value $0.01 per share)
     Class A - Authorized - 40,000,000 shares

     Issued and outstanding - 5,766,008 and 444,990 shares, respectively                      58             4
     Class B - Authorized - None

     Issued and outstanding - None                                                            --            --
Additional paid in capital                                                                70,168        34,662
Retained deficit                                                                         (68,137)      (35,101)
Employee purchase and option plans                                                           (70)         (166)
Unrealized loss on securities available-for-sale                                              (4)          (60)
                                                                                       -----------------------
     Total shareholders' equity                                                            2,129        17,455
                                                                                       -----------------------
         Total liabilities and shareholders' equity                                     $156,780      $231,021
                                                                                       =======================

The accompanying notes are an integral part of the consolidated financial statements.

                           THE SAN FRANCISCO COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(Dollars in Thousands Except Per Share Data)                    Notes         1994          1993          1992
                                                           ---------------------------------------------------

Interest income:
  Loans                                                                   $ 11,258      $ 16,659      $ 21,707
  Investments                                                                1,329         1,451         2,152
  Dividends                                                                     64            45            26
                                                                          ------------------------------------
     Total interest income                                                  12,651        18,155        23,885
                                                                          ------------------------------------

Interest expense:
  Deposits                                                         11        4,694         6,966        10,746
  Other borrowings                                                             169           454           549
                                                                          ------------------------------------
     Total interest expense                                                  4,863         7,420        11,295
                                                                          ------------------------------------

Net interest income                                                          7,788        10,735        12,590
Provision for loan losses                                           7        3,799         3,554         9,828
                                                                          ------------------------------------
Net interest income after provision for loan losses                          3,989         7,181         2,762
                                                                          ------------------------------------

Non-interest income:

  Service charges and fees                                                     143           173           223
  Results of operations from limited partnership                 9/18         (264)          263           202
  Loan brokerage and servicing fees                                            347           324           201
  Stock option commissions and fees                                          1,562         2,906         2,320
  Other income                                                                 604           894         1,633
  Loss on sale of assets, net                                                 (257)          (63)         (211)
                                                                          ------------------------------------
     Total non-interest income                                               2,135         4,497         4,368
                                                                          ------------------------------------

Non-interest expense:
  Salaries and related benefits                                              7,330         8,325         9,858
  Occupancy expense                                                10        2,121         2,054         2,061
  Professional fees                                                          3,071         2,326         3,426
  Litigation settlement and reserve                                          3,601            --            --
  Equipment expense                                                            564           849           937
  FDIC insurance premiums                                                      633           849           816
  Data processing                                                              439           457           478
  Loss on sale of Sacramento Branch                                             --           420            --
  Marketing                                                                    369            71           379
  Insurance premiums                                                           189            97           251
  Telephone                                                                    155           314           274
  Other operating expenses                                                   1,419         1,876         2,496
                                                                          ------------------------------------
     Total operating expenses                                               19,891        17,638        20,976

Net cost of real estate operations                                          19,127         4,126         8,721
                                                                          ------------------------------------
     Total non-interest expense                                             39,018        21,764        29,697
                                                                          ------------------------------------
Loss before income taxes                                                   (32,894)      (10,086)      (22,567)
Provision (benefit) for income taxes                               13          142           169          (390)
                                                                          ------------------------------------
     Net loss                                                             $(33,036)     $(10,255)    $ (22,177)
                                                                          ====================================

Loss per share:
  Weighted average shares outstanding                                    3,078,303       445,064       265,718
  Net loss                                                                 $(10.73)      $(23.00)      $(83.60)

The accompanying notes are an integral part of the consolidated financial statements.

                           THE SAN FRANCISCO COMPANY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                  Employee  Unrealized
                                                                                  Purchase     Loss on      Total
                                                           Additional                  and  Securities     Share-
                                       Preferred   Common     Paid-in  Retained     Option  Available-    Holders
(Dollars in Thousands)                     Stock    Stock     Capital  (Deficit)     Plans    for-Sale     Equity
                                       --------------------------------------------------------------------------

Balances at January 1, 1992              $ 3,000    $   1     $16,291  $ (2,669)   $  (442)    $    --    $16,181
  Net change in employee stock
    ownership plans                           --       --          (4)       --        176                    172
  Conversion of stock                     (2,884)      --       2,884        --         --                     --
  Net proceeds from sale of stock          6,000        3      14,782        --         --                 20,785
  Conversion of subordinated debt             --       --         715        --         --                    715
  Net loss                                    --       --          --   (22,177)        --                (22,177)
                                       --------------------------------------------------------------------------
Balances at December 31, 1992              6,116        4      34,668   (24,846)      (266)         --     15,676

  Net change in employee stock
    ownership plans                           --       --          (6)       --        100                     94
  Net proceeds from sale of stock         12,000       --          --        --         --                 12,000
  Unrealized loss on securities
   available-for-sale                         --       --          --        --         --         (60)       (60)
Net Loss                                      --       --          --   (10,255)        --          --    (10,255)
                                       --------------------------------------------------------------------------
Balances at December 31, 1993            $18,116        4      34,662   (35,101)      (166)        (60)    17,455

  Net change in employee stock
    ownership plans                           --       --          --        --         96          --         96
  Conversion of preferred stock
    to common stock                      (18,002)      18      17,984        --         --          --         --
  Net proceeds from sale of stock             --       36      17,524        --         --          --     17,560
  Redemption of fractional shares             --       --          (2)       --         --          --         (2)
  Appreciation in market value of
    securities available-for-sale             --       --          --        --         --          56         56
  Net loss                                    --       --          --   (33,036)        --          --    (33,036)
                                       --------------------------------------------------------------------------
Balances at December 31, 1994               $114  $    58     $70,168  $(68,137)    $  (70)      $  (4)   $ 2,129
                                       ==========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             SAN FRANCISCO COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(Dollars in Thousands)                                                               1994          1993          1992
                                                                               --------------------------------------

Cash Flows from Operating Activities:
Net loss                                                                         $(33,036)     $(10,255)     $(22,177)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for loan losses                                                      3,799         3,554         9,828
     Depreciation and amortization expense                                            660           770           990
     Provision for other real estate owned and real estate investment              17,074         2,629         4,917
     Loss on investment securities held-for-sale                                       --            67           235
     Loss on sale of investment securities available for sale                         265            --            --
     Loss on sale of investment securities held-to-maturity prior to maturity          14            --            --
     Decrease in mortgage loans held-for-sale                                          --            --         6,826
     Decrease in interest receivable                                                  126           539         1,078
     Decrease in interest payable                                                    (143)         (213)         (362)
     Decrease in deferred loan fees                                                  (162)         (313)         (299)
     Deferred income tax expense (benefit)                                             --            --           528
                                                                               --------------------------------------
Net cash flows provided by (used in) operating activities                         (11,403)       (3,222)        1,564
                                                                               --------------------------------------

Cash Flows from Investing Activities:
  Proceeds from maturities of investment securities held-to-maturity                7,516        28,200         1,608
  Sale of investment securities held-to-maturity prior to maturity                  2,344            --            --
  Purchase of investment securities held-to-maturity                              (12,719)      (29,404)       (3,242)
  Proceeds from sales of investment securities available-for-sale                  19,402        24,472        21,533
  Purchase of investment securities available-for-sale                             (8,492)           --            --
  Purchase of investment securities held-for-sale                                      --       (20,808)      (20,042)
  Proceeds from maturities of investment securities available-for-sale              1,610            --            --
  Capital expenditures for real estate owned                                         (575)       (3,790)       (1,358)
  Net decrease in loans                                                            39,101        51,253        29,745
  Loans sold in sale of branch                                                         --        27,934            --
  Recoveries of loans previously charged off                                        1,347           159           226
  Purchases of premises and equipment                                                 (64)         (124)         (159)
  Premises and equipment sold in sale of branch                                        --           350            --
  Decrease in other assets sold in sale of branch                                      --           201            --
  Proceeds from sales of real estate investments                                    4,700         7,563        10,500
  Net decrease in other assets                                                      1,165         1,152         3,155
                                                                               --------------------------------------
Net cash provided by investing activities                                          55,335        87,158        41,966
                                                                               --------------------------------------

Cash Flows from Financing Activities:
  Net decrease in deposits                                                        (62,963)      (42,459)      (87,514)
  Net increase (decrease) in other borrowings                                       2,859       (14,005)        4,640
  Deposits sold in sale of branch                                                      --       (33,115)           --
  Net increase (decrease) in other liabilities                                      1,426          (121)          361
  Net proceeds from sale of preferred stock                                            --        12,000         6,000
  Net proceeds from sale of common stock                                           17,560            --        14,793
  Net proceeds from issuance of subordinated debt                                      --            --           715
                                                                               --------------------------------------
Net cash used in financing activities                                             (41,118)      (77,700)      (61,005)
                                                                               --------------------------------------

Increase (decrease) in cash and cash equivalents                                    2,814         6,236       (17,475)
Cash and cash equivalents at beginning of year                                     25,833        19,597        37,072
                                                                               --------------------------------------
Cash and cash equivalents at end of year                                          $28,647       $25,833       $19,597
                                                                               ======================================

The accompanying notes are an integral part of the consolidated financial
statements.                                                          (continued)

                           THE SAN FRANCISCO COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                  (continued)


(Dollars in Thousands)                                                        1994          1993          1992
                                                                         -------------------------------------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                                                 $   5,006        $7,632       $11,666
Income taxes                                                                   142           106            65


Supplemental Schedule of Noncash Investing and Financing Activities:

Net transfer of loans to other real estate owned                               587         2,943         5,967
Conversion of subordinated debt to common stock                                 --            --           715


The accompanying notes are an integral part of the consolidated financial statements.

                           THE SAN FRANCISCO COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

Note 1:  Statement of Accounting Policies

Organization

    The San Francisco Company (Company) formerly the Bank of San Francisco Company Holding Company is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1981 under the laws of the State of California. In July 1988, the Company changed its state of incorporation from California to Delaware by means of a merger of the Company into a newly formed wholly owned Delaware subsidiary. Bank of San Francisco (Bank), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982.

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

    The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1994 and 1993, the average reserve balances outstanding were $2.8 million and $5.7 million, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

    At December 31, 1993, the Company adopted Statement of Financial Accounting Standards "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) which requires the classification of debt and equity securities into one of three categories; held-to-maturity, trading, or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and loss included as a separate component of shareholders' (deficit)/equity.

    Investment securities include both debt and equity securities. At December 31, 1994, Bank maintained two securities portfolios; investment securities held-to-maturity, and debt and equity securities available-for-sale. Investment securities held-to-maturity are carried at amortized cost and discounts or premiums are accreted or amortized to income over the expected term of the investment based on prepayment assumptions. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on market price.

Loans Receivable

    Loans are stated at the principal amount outstanding, net of the allowance for loan losses, deferred fees and unearned discount, if any. The Bank holds loans receivable primarily for investment purposes. A significant portion of the Bank's loan portfolio is comprised of adjustable rate loans.

    Interest on loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The accrual of interest is discontinued and any accrued and unpaid interest is charged against current income when the payment of principal or interest is 90 days past due, unless the amount is well-secured and in the process of collection. Subsequent interest payments on loans in non-accruing status are recorded as a reduction of the loan balance. Interest payments received on loans for which the future collection of the recorded principal is probable are recognized as interest income.

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

Allowance for Loan Losses

    The Company records a provision for estimated losses on loans receivable considering both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses takes into consideration numerous factors including the financial condition of the borrowers, the fair value of the collateral prior to the anticipated date of sale, delinquency trends, collateral concentrations and past loss experience.

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

Other Assets

    Other assets include equipment owned by the Bank and leased to third parties under an operating lease which is stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over five years.

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

    Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The adoption of SFAS No. 109 did not have a material impact on the Company's January 1, 1993 net deferred tax asset. Additionally, the adoption of this accounting method did not have a material impact on tax expense and net income for 1994 and 1993.

Non-Interest Income

    Fees for other customer services represent fees earned for the brokerage of certificates of deposit and commissions earned in connection with the Bank's stock option lending program and other banking services. Fees for services are recorded as income when the services are performed.

Loss per Share

    Loss per share is calculated using the weighted average number of common shares outstanding divided into net loss. The conversion of the Series C Preferred Shares and warrants are included in the calculations of loss per share for 1994 effective from the date of conversion.

Recent Accounting Pronouncements

    In October 1994, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) no. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The provisions of SFAS No. 119 are effective for the Company and the Bank as of December 31, 1995. SFAS No. 119 required disclosure about derivative financial instruments -- futures, forwards, swap and option contracts, and other financial instruments with similar characteristics. As of December 31, 1994, the Company and the Bank had no derivative financial instruments that would be subject to such disclosure.

    In 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". This Statement required that impaired loans be measured based on the present value of expected future cash flows discounted at the effective rate of the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. This Statement applies to financial statements for fiscal years beginning after December 31, 1994. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company elected not to implement SFAS No. 114 and 118 for the period ended December 31, 1994. It has been determined that the effect of SFAS No. 114 and 118 on the Company's financial statements would not have been material had the Company implemented SFAS No. 114 and 118 as of December 31, 1994.

Reclassifications

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to current year presentation.

Note 2:  Regulatory Orders and Going Concern Considerations

    The Company

    On December 16, 1994, the Company and the Federal Reserve Bank of San Francisco (FRB) entered into a Written Agreement (the "Agreement") that supersedes the previous directive dated April 20, 1992. The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers;
(g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

    The Company was also required to submit to the FRB an acceptable written plan to improve and maintain adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget at the Bank and the consolidated organization. In addition, the Board of Directors was required to submit an acceptable written plan designed to enhance their supervision of the operations and management of the consolidated organization. The Company has filed all of the required submissions with the FRB in accordance with the Agreement.

    The Bank

    Capital Orders

         On March 24, 1995, the State Banking Department (SBD) issued an order for the Bank to increase its level of capital. The capital order requires that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum of $10.5 million (including the first installment of $4.2 million) on or before June 30, 1995. The second installment must be at least equal to the amount of capital necessary to increase the shareholder's equity to not less than 7.0% of total tangible assets as of February 28, 1995. No assurances were given that the SBD would refrain from taking action against the Bank until the deadlines specified have passed.

    On March 28, 1995, the Federal Deposit Insurance Corporations (FDIC) issued a Notification of Capital Category ("Notification") in accordance with Prompt Corrective Action regulations. The FDIC has determined that the Bank is Critically Undercapitalized. On the date of the Notification the Bank became subject to certain mandatory requirements including submission of a capital restorations plan and restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees, and senior executive compensation. Prior to the Notification, the Bank was subject to the Orders to Cease and Desist (Orders), as described below, which included these limitations. In addition, immediately upon receiving notice, the Bank must obtain FDIC's prior written approval before entering into any material transaction other than in the usual course of business, extending any credit for any highly leveraged transactions, as defined by regulation, amending the Bank's charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation, or order, making any change in accounting methods, engaging in any covered transaction as defined in section 23A(b) of the Federal Reserve Act, pay excessive compensation or bonuses, paying interest on new or renewed liabilities at a rate that would increase the Bank's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank's normal market area, and making any principal or interest payment on subordinated debt.

    Orders to Cease and Desist

    On August 18, 1993, the Bank stipulated to Orders to Cease and Desist (Orders) issued jointly by the FDIC and the SBD, whereby the Bank agreed to correct alleged unsafe and unsound practices disclosed in the FDIC and SBD Reports of Examination as of November 30, 1992. The Orders supersede the Memorandum of Understanding that the Bank had been operating under since November 15, 1991. As a result of the Orders, the Bank is classified as a "troubled institution" by the FDIC.

    The Orders, which became effective on August 29, 1993, require that the
Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $40.0 million by August 31, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

    Failure to comply with the above Orders could result in the termination of the Bank's federal deposit insurance, imposition of civil money penalties against the Bank or other responsible parties, or possession of the Bank's property and business and ultimate liquidation thereof by the SBD.

         As of December 31, 1994, the Bank failed to meet industry-wide capital requirements and to meet the 7% leverage capital ratio imposed by the Orders primarily because of the continued losses incurred as a result of problem assets. As to the other requirements of the Orders and the Restoration Plan, the Bank believes that the findings of the FDIC and SBD at its recent examination which began January 30, 1995 will be that the Bank is not in compliance with substantial requirements of the Orders including the SBD's order requiring the Bank to correct its capital impairment. However, no Report of Examination has been received from the FDIC and the SBD as a result of their recent examination of the Bank. In addition, because of its asset quality, continued operating losses, volatile liability dependency and liquidity problems, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are critically undercapitalized.

         In response to the Orders and Prompt Correction Action regulations, management has submitted a 1995 Business and Profit Plan to the FDIC and the SBD for approval. It is expected that the business plan will be acceptable to the FDIC and the SBD after the receipt of additional capital. Management believes that the Bank will be able to take the actions contemplated by such plan without need for further FDIC approval, subject to the general requirement that the Bank return to profitability and be operated safely and soundly. A number of the restrictions imposed by the Orders will remain in effect until the Orders are officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders if the Bank's problem assets are fully resolved, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Agreement that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled.

    Prompt Corrective Action

         The Bank's failure to meet minimum regulatory requirements as of December 31, 1994, resulted in the imposition of operating restrictions pursuant to the prompt corrective action provisions of FDIC Improvement Act (FDICIA). In accordance with FDICIA, the Bank submitted a capital restoration plan (Plan) for meeting regulatory capital requirements. The Plan has not been approved. In addition, in 1993 the Company agreed to guarantee that the Bank will comply with the previously filed capital restoration plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company agreed to guarantee the Bank's performance under the Plan for up to five percent (5%) of the Bank's assets or the amount needed to bring the Bank into compliance. The Company's guarantee will remain in effect until the Bank maintains compliance with the minimum capital ratio requirements for four consecutive calendar quarters.

    Failure to maintain minimum capital requirements or to implement the Plan can result in the imposition of additional restrictions upon the Bank's activities including increased supervision and ultimately regulatory takeover.

    Impairment Orders

    Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued six impairment orders to the Bank, with the most recent dated February 1, 1995 (the "Impairment Orders"). At December 31, 1994, the Bank had contributed capital of $66.2 million and deficit retained earnings of $64.6 million.

    The Impairment Orders require the Bank to correct the impairment within 60 days by levying an assessment on the Company as the Bank's sole shareholder. The Bank has not levied an assessment against its shares nor has it otherwise corrected the impairment, and, therefore, is in violation of this law. In addition, the SBD has specifically reserved the right to take such other action as the Superintendent may deem appropriate or necessary, which may include taking possession of the Bank's property and business, including ultimately liquidating the business and affairs of the Bank.

    The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such a quasi-reorganization would only be granted by the SBD upon the Bank raising sufficient additional capital for the Bank to sustain profitable operations and meet all of its regulatory capital requirements in the future. Should the SBD deny approval for a quasi-reorganization of the Bank, the Bank would be required to raise additional new capital of $95.2 million, to cure the capital impairment at December 31, 1994. Any operating losses thereafter would further impair the Bank's capital and give rise to further capital assessments.

    No assurance can be given that the Bank's capital condition will not deteriorate further prior to any such quasi-reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasireorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses.

    Going Concern Considerations

    During the period 1991 through 1994, the Company suffered an aggregate of $74.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $52.0 million of new capital by the Company's controlling stockholder. The Company's and the Bank's recurring losses from operations, noncompliance with minimum regulatory capital requirements, the negative capital position, the Bank's designation as a critically undercapitalized institution by the FDIC, and the Bank's noncompliance with the Orders and Impairment Order raise substantial doubt about the Company's ability to continue as a going concern.

    The ability of the Company to continue as a going concern is dependent upon many factors, including increasing and maintaining its capital ratios, obtaining additional capital contributions and returning the Company to profitable operations. In response to these problems, the Company and the Bank have developed a business strategy and capital plan to raise new capital and return the Company and the Bank to profitability. The Company intends to raise additional capital in 1995 and contribute that capital to the Bank. If the Company does not succeed in raising new capital, termination of the Bank's FDIC insurance is likely.

Note 3:  Subsequent Event -- Capital Contribution

    In April 1995, the Company received a commitment from its majority shareholder for $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute a total of $4.2 million in capital to the Bank upon receipt of the $3.8 million. The following table reflects both the Company's and Bank's capital ratios with respect to minimum capital requirements in effect as of December 31, 1994 giving effect to the capital commitment.

                                                                  Minimum
                                                                  Capital
                                      Company        Bank         Requirement           Orders
                                   -----------------------------------------------------------
Leverage ratio                            3.4%        3.4%            4.0%              7.0%
Tier 1 risk-based capital                 4.5         4.4             4.0               N/A
Total risk-based capital                  6.0         5.9             8.0               N/A

Note 4:  Investment Securities Held-to-Maturity

    The carrying and estimated market values of investment securities held-to-maturity at December 31 are as follows:

                                                                  Carrying  Unrealized  Unrealized     Market
(Dollars in Thousands)                                              Value      Gains      Losses        Value
                                                               ----------------------------------------------
1994:
  U.S. Treasury and agency securities                               $7,859      $   --      $  (23)    $7,836
  Federal Home Loan Bank stock                                       1,337          --          --      1,337
                                                               ----------------------------------------------
    Total                                                           $9,196       $   0      $  (23)    $9,173
                                                               ==============================================

1993:
  U.S. Treasury and agency securities                               $4,082       $   2       $  (1)    $4,083
  Collateralized mortgage obligation (CMO)                             996           1          --        997
  Federal Home Loan Bank stock                                       1,273          --          --      1,273
                                                               ----------------------------------------------
    Total                                                           $6,351       $   3       $  (1)    $6,353
                                                               ==============================================

    At December 31, 1994 and 1993, $2.5 million and $2.1 million, respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1994 and 1993, the Company had no securities sold under agreements to repurchase.

    The average yield on investments securities was 4.6% and 3.6% at December 31, 1994 and 1993, respectively. U.S. Treasury and agency securities held by the Company have maturities of less than one year. The FHLB stock has no stated maturity.

    During 1994, the Bank reclassified collateralized mortgage obligations with an amortized cost of $2.3 million to the availablefor-sale investment category as a result of a change in the strategy regarding the investment in these types of securities. The Bank recorded a loss of $14,000 on the transfer of securities to the available-for-sale category.

Note 5:  Investment Securities Available-for-Sale

    The carrying and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                                                  Original  Unrealized  Unrealized     Market
(Dollars in Thousands)                                                Cost       Gains      Losses      Value
                                                             ------------------------------------------------
1994:
  U.S. Treasury and agency securities                               $1,943      $   --       $  (2)    $1,941
  Collateralized mortgage obligation (CMO)                             272          --          (2)       270
                                                             ------------------------------------------------
    Total                                                           $2,215      $   --       $  (4)    $2,211
                                                             ================================================
1993:
  Mutual funds                                                     $15,000      $   --       $ (60)   $14,940
                                                             ================================================


    For 1994 and 1993, the Bank included an unrealized loss of $4,000 and $60,000 as a separate component of stockholders' equity. U.S. Treasury and agency securities and CMO held by the Company have maturities of less than one year. The maturity on the CMO is estimated based on the prepayment experience of similar investment securities.

         The proceeds from sales of securities available for sale were $19.4 million at December 31, 1994. During 1994, the Bank recorded no gains, and losses of $265,000 were realized.

Note 6:  Loans Receivable

    The Bank's loan portfolios at December 31 are summarized as follows:

(Dollars in Thousands)                                                                       1994         1993
                                                                                     -------------------------
Commercial and financial                                                                  $83,141     $109,008
Real estate construction                                                                    9,004       14,023
Real estate mortgage                                                                       14,276       26,479
Net lease financing                                                                            31          230
                                                                                     -------------------------
    Total loans                                                                           106,452      149,740
Deferred fees                                                                                (388)        (550)
Allowance for loan losses                                                                  (6,576)      (8,050)
                                                                                     -------------------------
    Total loans, net                                                                      $99,488     $141,140
                                                                                     =========================

    At December 31, 1994 and 1993, non-accrual loans totaled $9.4 million and $11.1 million, respectively, and loans past due 90 days or more and still accruing totaled $940,000 and $182,000, respectively. For the years ended December 31, 1994, 1993 and 1992, interest income foregone on non-accrual loans was $918,000, $797,000, and $713,000, respectively. Restructured loans totaled $6.3 million and $2.0 million at December 31, 1994 and 1993, respectively. For the years ended December 31, 1994, 1993 and 1992, interest income foregone on restructured loans were $18,000, $166,000 and zero, respectively.

    There were $9.4 million of fixed rate loans at December 31, 1994 with a weighted average yield of 7.1%. Total fixed rate loans, most of which mature in more than five years, comprised approximately 8.8% of the Bank's loan portfolio at December 31, 1994.

    The Company makes commercial and financial loans secured by real estate, which are principally located in Northern California. At December 31, 1994 loans secured by deeds of trust on property located in these areas represented 65.4% of the Bank's loans. The primary source of repayment of commercial and financial loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral.

    At December 31, 1994, 8.5% of the Bank's loan portfolio was composed of loans secured by properties that were under construction or contract for construction.

Note 7. Allowance for Loan Losses

    Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:

(Dollars in Thousands)                                                           1994        1993         1992
                                                                           -----------------------------------

Balances at beginning of the year                                              $8,050      $8,400       $8,411
  Additions to allowance for loan losses                                        3,799       3,554        9,828
  Loans charged off                                                            (6,620)     (4,063)     (10,065)
  Recoveries of loans charged off                                               1,347         159          226
                                                                           -----------------------------------
Balances at end of the year                                                    $6,576      $8,050       $8,400
                                                                           ===================================

Note 8:  Other Real Estate Owned

    Other real estate owned (including in-substance foreclosures) at December 31 consist of the following:

(Dollars in Thousands)                                                           1994        1993
                                                                         ------------------------

Real Estate:
  Residential                                                                 $ 2,216     $ 3,695
  Residential development                                                       7,127      12,704
  Commercial development                                                        1,045         819
  Land under development                                                        2,543       1,632
  Raw land                                                                     16,494      16,508
                                                                         ------------------------
    Subtotal                                                                   29,425      35,358
Allowance for losses                                                          (19,404)     (2,986)
                                                                         ------------------------
    Total                                                                     $10,021     $32,372
                                                                         ========================

    At December 31, 1994 and 1993, other real estate owned included $4.6 million and $19.1 million, respectively, of in-substance foreclosed loans. For both December 31, 1994 and 1993, other real estate owned was comprised of 18 properties, with the largest single property totaling $3.5 million.

    The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:


(Dollars in Thousands)                                                           1994        1993         1992
                                                                         -------------------------------------

Balance of allowance for losses - beginning                                    $2,986      $6,632       $1,672
  Charge-offs                                                                     (33)     (6,982)        (531)
  Provision                                                                    16,451       3,336       $5,491
                                                                         -------------------------------------
Balance of allowance for losses - ending                                      $19,404      $2,986       $6,632
                                                                         =====================================

Note 9:  Real Estate Investments

    Real estate investments at December 31 consist of the following:


(Dollars in Thousands)                                                           1994        1993
                                                                           ----------------------

Residential development                                                         $ 507      $  954
Commercial development                                                          1,234       1,226
General and limited partnership investment in Bank premises                     1,682       2,175
                                                                           ----------------------
    Subtotal                                                                    3,423       4,355
Allowance for losses                                                           (1,059)       (712)
                                                                           ----------------------
    Total                                                                      $2,364      $3,643
                                                                           ======================

    At December 31, 1994 and 1993, real estate investments included two residential development properties, one commercial land available for development, and the general and limited partnership investments in BSFBC. In 1994 and 1993, the Bank had losses of $264,000 and earnings of $263,000, respectively from BSFBC.

Note 10:  Premises and Equipment

    Premises and equipment at December 31 consist of the following:

(Dollars in Thousands)                                                            1994       1993
                                                                           ----------------------

Leasehold improvements                                                          $3,129     $3,103
Furniture and equipment                                                          5,065      5,073
                                                                           ----------------------
    Subtotal                                                                     8,194      8,176
Less:  Accumulated depreciation and amortization                                (5,198)    (4,584)
                                                                           ----------------------
    Total                                                                       $2,996     $3,592
                                                                           ======================

    The amount of depreciation and amortization included in non-interest expense was $660,000, $770,000, and $990,000 in 1994, 1993 and 1992, respectively. Total rental expense net of sublease income and other occupancy expenses for the Company premises were $2.1 million in 1994, 1993 and 1992.

    At December 31, 1994, the approximate future minimum rental payments under non-cancelable operating leases, with remaining terms ranging from six months to twenty-three years, for the Company's premises are as follows:

(Dollars in Thousands)                                                                     Amount
                                                                                      -----------
1995                                                                                     $  1,697
1996                                                                                        1,625
1997                                                                                        1,950
1998                                                                                        1,950
1999                                                                                        1,950
Thereafter                                                                                 53,908
                                                                                      -----------
    Total                                                                                 $63,080
                                                                                      ===========

    Lease payments are subject to rent adjustments every five years to reflect changes in the consumer price index with a minimum increase of 20%. During 1994, 1993 and 1992, the Company received $169,000, $59,000 and $30,000 of sublease income, respectively. The total future minimum rent payments to be received under noncancellable operating subleases at December 31, 1994 were approximately $354,000. These payments are not reflected in the above table.

Note 11:  Deposits

    Deposit balances by deposit programs offered by the Bank at December 31 are as follows:

                                                                  1994                        1993
                                                           ------------------         --------------------
                                                                      Average                      Average
(Dollars in Thousands)                                     Balance       Rate         Balance         Rate
                                                           ------------------         --------------------

Demand deposit accounts                                     $30,259       0.0%        $ 34,859         0.0%
Savings and NOW accounts                                     43,415       2.4           35,050         2.5
Money market accounts                                        25,250       3.2           56,453         2.9
Time accounts                                                48,224       5.0           83,749         3.8
                                                           ------------------         --------------------
    Total                                                  $147,148       2.9%        $210,111         2.6%
                                                           ==================         ====================

    Total deposit balances averaged $172.9 million and $264.7 million during 1994 and 1993, respectively, with average interest rates of 2.7% and 2.6%, respectively. The weighted average stated rates on deposits as of December 31, 1994 and 1993 was 2.9% and 3.0%, respectively.

    Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                                                           1994        1993
                                                                              -------------------
Three months or less                                                          $ 7,028     $27,765
Three months to six months                                                      1,586       1,917
Six months to one year                                                          1,216       1,674
Over one year                                                                     405         810
                                                                              -------------------
    Total                                                                     $10,235     $32,166
                                                                              ===================

    Interest expense on time deposits in amounts of $100,000 or more was $935,000, $2.0 million and $1.8 million in 1994, 1993, and 1992, respectively. Time deposit accounts in amounts of $100,000 or more averaged $24.5 million and $54.7 million during 1994 and 1993, respectively, with weighted average rates of 3.8% and 3.7%, respectively. The weighted average stated interest rate on such deposits at December 31, 1994 and 1993 was 4.4% and 3.3%, respectively.

    Brokered deposits totaled $19.7 million and $20.0 million, and money desk deposits totaled $15.1 million and $41.5 million at December 31, 1994 and 1993, respectively.

Note 12:  Other Borrowings

    Other borrowings at December 31 are as follows:

                                                                                                             Maximum
                                                          Balance       Stated      Average     Average      Balance
(Dollars in Thousands)                                Outstanding         Rate      Balance        Rate  Outstanding
                                                      --------------------------------------------------------------
1994:
  Borrowings for employee stock ownership plan            $    70          8.1%     $    83         6.8%    $    163
  Mortgage indebtedness                                        --           --          629        10.0        1,141
  Securities sold under agreements to repurchase            4,000          5.8          639         5.3       11,201
  Other borrowings - FHLB line of credit                       --           --        1,359         5.0        9,800
                                                      --------------------------------------------------------------
    Total                                                 $ 4,070          5.8%     $ 2,710         6.4%     $22,305
                                                      ==============================================================

1993:
  Borrowings for employee stock ownership plan            $   162          5.7%     $   213         5.7%    $    255
  Mortgage indebtedness                                     1,141         10.0          703         9.5        1,813
  Securities sold under agreements to repurchase               --           --        1,917         3.7       11,201
  Other borrowings - FHLB line of credit                       --           --        3,975         3.4        9,800
                                                      --------------------------------------------------------------
    Total                                                 $ 1,303          9.5%     $ 6,808         4.3%     $23,069
                                                      ==============================================================

    The terms of the borrowings outstanding at December 31, 1994 provide for the repayment of $4.1 million in 1995. The securities pledged under the agreement to resell are held in safe keeping by an unrelated third party.

    The Bank has an approved FHLB line of credit, of which $5.5 million was available at December 31, 1994, based on the collateral pledged. At December 31, 1994 and 1993, $11.4 million and $6.4 million of loans and securities are pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its line of credit.

    The Bank's other borrowings included senior liens of other real estate owned. The rates and terms of these borrowings vary. As of December 31, 1994, there was no outstanding balance in real estate owned securing the senior liens.

Note 13:  Income Taxes

    The provision (benefit) for Federal and state income taxes consists of:

(Dollars in Thousands)                                                           1994        1993         1992
                                                                            ----------------------------------
Current:
  Federal                                                                      $   --     $    --        $(968)
  State                                                                           142         169           50
                                                                            ----------------------------------
    Total current                                                                 142         169         (918)
                                                                            ----------------------------------

Deferred:
  Federal                                                                          --          --          528
  State                                                                            --          --           --
                                                                            ----------------------------------
    Total deferred                                                                 --          --          528
                                                                            ----------------------------------

    Total provision (benefit) for income taxes                                 $  142     $   169        $(390)
                                                                            ==================================

    The provision for state taxes for 1994, 1993 and 1992 consists of the minimum amount of franchise taxes due.

    In 1992, during which period the Company accounted for income taxes under the deferred method as described in APB Opinion No. 11, deferred taxes arose from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effects of the principal items resulting in deferred tax expense (benefit) were the difference between:

(Dollars in Thousands)                                                                       1992
                                                                                    -------------
Accrual and cash basis income                                                               $(127)
Book and tax provision for loan losses                                                        648
Book and tax depreciation                                                                    (111)
Book and tax treatment of leases                                                              (13)
Book and tax recognition of rehabilitation tax credit                                        (153)
Book and tax treatment for provision for 351 California lease                                  47
Book and tax treatment for other real estate owned                                            243
Other, net                                                                                     (6)
                                                                                    -------------
    Total                                                                                    $528
                                                                                    =============


    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

(Dollars in Thousands)                                                                       1994         1993
                                                                                     -------------------------
Deferred Tax Assets:
  Book loan loss reserve in excess of tax                                                $  2,213    $   2,348
  Other provisions                                                                            256          376
  Provision for losses for real estate                                                      9,164        2,212
  Net operating losses                                                                     15,120        9,100
  Tax credits                                                                                 489          489
  Difference in recognition of income from partnerships                                        63           23
  Income recognized on leased property                                                      1,832        1,772
  Capitalized costs                                                                           391          390
  Other                                                                                       131           93
                                                                                     -------------------------
    Total deferred tax assets                                                              29,659       16,803
Valuation allowance                                                                       (27,534)     (14,341)
                                                                                     -------------------------
    Total deferred tax assets, net                                                          2,125        2,462
                                                                                     -------------------------
Deferred Tax Liabilities:
  Net book value of premises and equipment in excess of tax                                (1,608)      (1,751)
  Loan origination costs                                                                     (116)        (223)
  Difference in recognition of income from partnerships                                        --          (43)
  State tax                                                                                    --          (28)
  Taxable income in excess of book for rehabilitation credit                                 (401)        (417)
                                                                                     -------------------------
    Total deferred tax liabilities                                                         (2,125)      (2,462)
                                                                                     -------------------------
Net deferred taxes                                                                       $     --    $      --
                                                                                     =========================

    The Bank provided a valuation allowance for deferred tax assets as the utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and possible changes in ownership in future years.

    The total tax provision (benefit) differs from the statutory Federal rates for the reasons shown in the following table:

                                                                              1994         1993        1992
                                                                        -----------------------------------
Tax benefit at the statutory federal rate                                    (34.0)%      (34.0)%     (34.0)%
Limitation on utilization of net operating loss carryback due to tax rate differential, alternative minimum tax and
  utilization of prior taxable income                                         34.0         34.1        32.0
State income taxes, net of federal tax benefit                                 0.4          1.7         0.2
Non-deductible expenditures and non-taxable income                              --         (0.1)        0.1
                                                                        -----------------------------------
         Total effective tax provision (benefit) rate                          0.4%         1.7%       (1.7)%
                                                                        ===================================

    At December 31, 1994 and 1993, there is no deferred income tax receivable.

    The tax benefits reported in 1992 were attributable to the Company's ability to carryback net operating losses for 1992 against net operating income of prior periods. Because the Company has utilized all of its ability to carryback net operating losses, much of the 1994, 1993, and 1992 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1994, the Company has net operating loss carryforwards for federal tax purposes of approximately $39.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $24.0 million, which expire in 1997, 1998, and 1999. The Company has rehabilitation tax credits carryforwards for federal tax purposes of approximately $250,000, which expire in 2004 and 2005. In addition, the Company has minimum tax credits of approximately $230,000 which have no expiration.

Note 14:  Shareholders' Equity (See Note 2: Impairment Orders)

    The capital infusion by the Company's controlling stockholder in 1994, 1993 and 1992 was $20.0 million, $12.0 million and $20.0 million, respectively. The capital for 1994 was raised from the issuance of 3,521,126 shares of Class A common stock at $5.68 per share. The capital for 1993 and 1992 was raised from the issuance of shares of Series C Perpetual Preferred Shares (Series C Preferred Shares) at twenty dollars ($20.00) per share. The Series C Preferred Shares were converted in to Class A Common shares in 1994.

Description of Capital Stock

    The authorized capital stock of the Company consists of 40,000,000 Class A Shares, par value $0.01 per share and 2,500,000 shares of preferred stock, par value $0.01 per share, of which 437,500 are designated as Series B Preferred Shares. The remainder are not designated.

    In accordance with the Agreement and the Orders, the Company and the Bank are prohibited from paying dividends without the prior written consent or approval of the FDIC, the Superintendent of Banks and the Federal Reserve Bank of San Francisco.

    On July 25, 1994, the Company issued 3,521,126 shares of Class A Common Stock, and warrants to purchase an additional 3,521,126 shares with an exercise price for each share of $10.00 to its principal shareholder in its closing of a private stock offering for $20.0 million in capital. The price per unit was $5.68. Each unit sold under the private placement includes a Risk Protection Right (RPR). Under the RPR, additional Class A Common Stock will be issued to the holder of each RPR if a net loss is incurred on certain specified assets or as the result of losses, incurred related to certain litigation actions. The RPR will effectuate this risk allocation by compensating the holder with additional shares of Class A Common Stock (Adjustment Shares) up to a maximum number of shares per RPR without the payment of additional consideration. This compensation will be effected through periodic distributions of Adjustment Shares. Adjustment Shares will be issued to compensate for net Losses, net charge-offs and expenses on certain specified assets (Specified Assets) and the lawsuit that was settled for $2.0 million during July 1994 up to a cumulative amount of $16.0 million. The maximum number of Class A Common shares to be issued is 9,723,000. As a result of the losses incurred in 1994, the maximum number of Adjustment Shares would have been issued at December 31, 1994 as a result of the losses incurred in 1994.

Description of Class A Common Stock

    As of December 31, 1994 there were 5,766,008 Class A Shares outstanding out of a total of 40,000,000 shares authorized. During 1994, the Shareholders of Company approved to reclassification of all Class B Common Stock as and into class A Common Stock. The Series B Preferred Shares, which were convertible into shares of the Class B Common Stock at the option of the holders thereof are now convertible to Class A Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred Stock.

    Dividends

    Subject to the rights and preferences of any preferred stock outstanding, each Class A Share Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Subject to the rights of the Series B Preferred Shares and the Series C Preferred Shares, dividends must be paid on the Class A Shares Common Stock, together with the Series B Preferred Shares and the Series C Preferred Shares, at any time that dividends are paid on either. Any dividend so declared and payable in cash, capital stock of the Company or other property will be paid equally, share for share, on the Class A Common Stock, Series B Preferred Shares, Series C Preferred Shares and on any other participating series of preferred stock issued in the future; provided, however, that the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares of Common Stock.

    Liquidation Rights

    In the event of the liquidation, dissolution or winding up of the Company, holders of the Class A Common Stock are entitled to share equally, share for share, in the assets available for distribution, subject to the liquidation preferences of the Series B Preferred Shares and Series C Preferred Shares and the rights of any other class or series of preferred stock then outstanding.

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

    Voting Rights

    Holders of Class A Common Stock (when and if issued) are entitled to one vote per share. Except as described below, holders of Class A vote together with holders of the Company's Series B Preferred Shares and Series C Preferred Shares, on all matters including the election of directors. The Board of Directors is presently authorized to have 14 members. The Board of Directors is a classified Board with staggered terms providing for a maximum of three classes of directors, which are as nearly equal in number as possible, and with one class elected each year for a maximum term of three years. Holders of Class A Common Stock are not entitled to vote cumulatively for the election of directors.

    The holders of Class A Common Stock are entitled to vote as separate classes on any modification to the rights of either class of stock and as otherwise required by law. As part of the transactions contemplated by the Amended Stock Purchase Agreement, the stockholders of the Company eliminated multiple voting rights of the Series B Preferred Shares.

Description of Series B Preferred Stock

    The Company issued the Series B Preferred Shares during 1988. As of December 31, 1994, there were 16,291 Series B Preferred Shares outstanding.

    Dividends

    Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of Fifty-Six Cents ($0.56) per share, payable quarterly in January, April, July and October of each year. Dividends on the Series B Preferred Shares are cumulative.

    Payment of dividends on the Series B Preferred Shares shall be junior to payment of dividends at the stated rate of all other series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares. Dividends on the Series B Preferred Shares will be declared and paid or set apart for payment in full for all previous dividend periods (i) before the payment or setting apart of any funds or assets for the payment of any dividends on the Class A Common Stock or any other class of stock, except preferred stock ranking on a parity with or senior to the Series B Preferred Shares, and (ii) before any purchase or other acquisition for value of any Class A Common Stock or any future class of stock except preferred stock ranking on a parity with or senior to the Series B Preferred Shares; provided, however, that the Company may issue dividends consisting of its Class A Shares on the Class A Shares.

    After payment of dividends at the stated rate on all series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares and on any other preferred stock of the Company that is on a parity with the Series B Preferred Shares, and payment of dividends at the stated rate on the Series B Preferred Shares, holders of the Series B Preferred Shares will participate pro rata with the holders of Class A Common Stock and Series C Preferred Shares, on the basis of number of shares owned, in all other dividends by the Company to its stockholders, except that, as noted above, the Company may issue dividends consisting solely of its Class A Shares on the Class A Shares.

    Liquidation Rights

    In the event of any liquidation, dissolution, receivership, bankruptcy, or winding up of the Company, voluntarily or involuntarily, the holders of the Series B Preferred Shares are entitled to receive the sum of Seven Dollars ($7.00) per share, plus any accrued and unpaid dividends thereon, before any distributions will be made to the holders of the Class A Common Stock or any other class of stock junior in preference upon liquidation, but after or concurrent with distributions to be made at the stated rate on preferred stock of any series ranking on a parity with or senior in preference upon liquidation to the Series B Preferred Shares, and will be entitled to no other distribution.

    Conversion

    The holders of Series B Preferred Shares are entitled at any time to convert their Series B Preferred Shares into Class A Common Stock of the Company at the conversion ratio of one Series B Preferred Share convertible into one-tenth of one share of Class A Common Stock, upon payment of a conversion fee of Seven Dollars ($7.00) per share, subject to adjustment under certain conditions.

    Prior to the reclassification of the Class B Common Stock, the Amended Stock Purchase Agreement required that at least 90% of the Series B Preferred Shares be converted into Class A Shares on a share-for-share basis. Holders of 408,865 Series B Preferred Shares so converted on July 13, 1992, and a total of 420,909 Series B Preferred Shares had been so converted as of December 31, 1992. Three hundred shares converted during 1994. The remaining shares outstanding at December 31, 1994 are 16,291.

    Voting Rights

    The holders of the Series B Preferred Shares are entitled to one vote per Series B Preferred Share on all matters on which shareholders are entitled to vote. Holders of the Series B Preferred Shares have full voting rights and powers equal to the voting rights and powers of the holders of the Class A Common Stock. Holders of the Series B Preferred Shares are entitled to vote generally for the election of directors and vote with the holders of the Class A Common Stock and Series C Preferred Shares as a single class, except that the holders of the Series B Preferred Shares are entitled to vote as a class on any modification to the rights of the Series B Preferred Shares and otherwise as required by law.

Description of Stock Option Plans

    Prior to 1994, the Company had various stock option plans which provided for the issuance of up to 20,000 Class A Common Shares. The stock option plans expired by their terms in January 1992 except that options granted prior to that date remain in effect and exercisable during the term of the options. Generally, options were granted at a price not less than the fair market value of the stock at the date of grant, were exercisable in increments of 40% after two years after the date of the grant and 20% each year thereafter, and expire ten years after the date of the grant.


                                                                      Shares              Options Outstanding
                                                                                  ---------------------------
                                                                    Available          Number            Price
                                                                    for Grant      of Options        Per Share
                                                              ------------------------------------------------

Balances at December 31, 1991                                             935          17,586   $80.0 - $118.2

  Options granted                                                     (8,674)           8,673             72.5
  Options cancelled                                                     7,739          (8,350)    80.0 - 107.5
                                                              ------------------------------------------------
Balances at December 31, 1992                                              --          17,909     72.5 - 107.5

  Options cancelled                                                        --         (12,999)    72.5 - 107.5
                                                              ------------------------------------------------
Balances at December 31, 1993                                              --           4,910    $72.5 -$107.5

  Options cancelled                                                        --          (2,837)    72.5 - 107.5
                                                              ------------------------------------------------
Balances at December 31, 1994                                              --           2,073    $72.5- $100.0
                                                              ================================================

    Outstanding stock options for the purchase of 50 shares exercisable at $100.00, 1,423 shares exercisable at $80.00 and 600 shares exercisable at $72.50 were outstanding at December 31, 1994.

    During 1994, the Company's shareholders approved two new stock option plans; the 1993 Executive Stock Option Plan ("Executive Plan") and the 1993 Non-employee Directors Stock Option Plan ("Director Plan").

    Executive Plan

     Options under the Executive Plan may be granted to key employees and consultants of the Company and its subsidiaries. The Executive Plan will cover a total of 1,100,000 shares of Class A Common Stock. The number of shares granted is subject to adjustment to prevent dilution. The exercise price of options must be at least the fair market value of the shares of the Company's Class A Common Stock as of the date the option is granted. As of December 31, 1994, shares granted under the Executive Plan total 188,022 with an average exercise price of $10.00. None of the options have been exercised.

    The executive employment agreement for certain officers provide that certain officers shall be granted options to acquire shares of Class A Common Stock under the Executive Plan equal to 8% of the fully-diluted shares of the Company's Class A Common Stock, with additional shares to be issued in the future to maintain the 8% ratio. The effective dates of the initial grant of options for certain officers are September 30, 1993 and October 1, 1994. Based on the current capitalization of the Company, certain officers received options to purchase 501,392 shares of the Company, as of December 31, 1994.

    Director Plan

    Options under the Directors' Plan may be granted to non-executive directors of the Company and its subsidiaries. The Directors' Plan will cover a total of 50,000 shares of Class A Common Stock. The number of shares granted is subject to adjustment to prevent dilution. The exercise price of options must be at least the fair market value of the shares of the Company's Class A Common Stock as of the date the option is granted. As of April 1, 1994, shares granted under the Directors' Plan total 12,500 with an average exercise price of $30.00. Each non-employee director serving on each subsequent April 1 shall automatically be granted additional options to acquire up to 1,250 shares of Class A Common Stock. None of the options have been exercised.

Note 15:  Regulation

    In accordance with FIRREA, the FRB and the FDIC established capital regulations requiring the Company and Bank to maintain minimum: (i) tier 1 capital equal to 4% of total assets, as defined; (ii) tier 1 capital equal to 4% of risk-weighted assets; and (iii) total capital, as defined, equal to 8% of risk-weighted assets, as defined.

    The following table sets forth the Company's and the Bank's capital ratios compared to minimum capital requirements as of December 31, 1994 and the requirements contained in the Orders:

                                                                                      Minimum
                                                                                      Capital
                                                        Company           Bank    Requirement         Orders
                                                  ----------------------------------------------------------
Leverage                                                   1.2%             .9%         4.0%           7.0%
Tier 1 risk-based capital                                  1.6             1.2          4.0            N/A
Total risk-based capital                                   3.0             2.6          8.0            N/A

         The FDICIA requires each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, the FDIC adopted final rules, effective for December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under FDICIA, the FDIC is required to take supervisory action against financial institutions that are not deemed either well capitalized or adequately capitalized. The rules generally provide that a bank is adequately capitalized if its total risk-based capital ratio is 8% or greater, its Tier 1 capital to risk based assets is 4% or greater, its leverage ratio is 4% or greater, and the financial institution is not subject to a capital directive. See "Note 3. Subsequent Event -- Capital Contribution".

         The Bank's failure to meet minimum regulatory requirements as of December 31, 1994, resulted in the imposition of operating restrictions pursuant to the prompt corrective action provisions of FDIC Improvement Act (FDICIA). See
Note 2: Regulatory Orders and Going Concern Considerations.

Note 16:  Employee Benefit Plans

    Employee Stock Ownership Plan

    The Company has established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. During 1985, the ESOP borrowed $500,000 from a third party financial institution at a floating rate based upon 90% of the institution's current prime rate. Repayment of the principal occurred in seven annual installments of $71,000 through June 30, 1992 and was completed as scheduled. The proceeds from this borrowing, which was not guaranteed by the Company, were used to purchase 5,208 Class A Shares at a price of $160.00 per share. During 1988, the ESOP established a loan for $650,000 from a third party financial institution at a floating rate based upon 95% of the current prime rate. At December 31, 1988, the ESOP had drawn $325,000 from this loan. Repayment of the principal is scheduled in quarterly payments of $23,000 through March 31, 1995. Payment on this loan started in the fourth quarter of 1988. The proceeds from the borrowing were used to purchase 1,429 shares of the Company's Series B Preferred Shares at a price of $140.00 per share, and to purchase the Company's Class A Shares throughout 1988. The stock purchased is pledged as collateral for the loan. During 1989, the ESOP drew the remaining $325,000 from this loan. The proceeds from the borrowing were used to purchase 2,500 shares of the Company's Class A Shares at a price of $100.00 per share. During 1994 and 1993, the ESOP did not purchase any shares of the Company's stock.

    The Company has determined that its contribution to the ESOP will be sufficient to cover the yearly debt service on the ESOP's borrowings. At December 31, 1994, the Company had provided a total of approximately $1.9 million in contributions to the ESOP since its inception in 1985. During 1994, 1993 and 1992, the Company contributed $130,000, $120,000, and $240,000, respectively, to the ESOP.

    Employee Stock Purchase Plan

    The Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP") for the benefit of substantially all employees in March 1990, which was approved by the Company's stockholders in July 1990.

    A total of 1,250 shares of the Company's Class A Shares have been made available for purchase under the Plan, and a total of 1,250 shares of Class A Shares have been made available for matching awards under the Plan. The purchase price of the shares available under the Plan is the lesser of (i) 85% of the fair market value of such shares on the first day of the purchase period, or (ii) 85% of the fair market value of such shares on the last day of such purchase period.

    At December 31, 1994, the Company had outstanding 364 Class A Shares under the ESPP, approximately 2.0% of which represented matching shares. At December 31, 1993, the Company had outstanding 429 Class A Shares under the ESPP. The Company's Board of Directors suspended this Plan as of December 31, 1991.

    Employee 401K Plan

    The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1994, 1993, and 1992, the Company included $42,000, $81,000 and $90,000, respectively in non-interest expense in order to recognize contributions to the 401k Plan.

Note 17:  Commitments and Contingencies

    Lending and Letter of Credit Commitments

    In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1994 and 1993, the Bank had outstanding loan commitments, which are primarily adjustable rates, totaling approximately $16.3 million and $29.6 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $10.4 million and $12.1 million at December 31, 1994 and 1993, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments is expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

    Litigation

    Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. At December 31, 1994, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

    Presently, the Bank is involved in several lawsuits. In the first lawsuit, BSFRI is named as a defendant and has been served with a cross-complaint for indemnity in a deficiency judgement with respect to a first deed of trust on a property owned by a limited partnership. The plaintiff under the cross complaint is seeking damages in the amount of $5.0 million, and unspecified punitive damages. BSFRI was once a limited partner in the partnership but became a secured lender of the partnership under a second deed of trust, at which time BSFRI was given a release for any liability. The Bank believes it has meritorious defenses to the cross-claim and will contest any allocation of liability to it if defendants are found liable for any deficiency.

    In the second lawsuit, the Bank has been named a defendant in an action brought in Florida by the institutional purchaser of a block of loans from the Bank, alleging failure of the Bank to properly perform a credit check for one of the loans. The plaintiff is seeking approximately $155,000 it allegedly lost when the loan defaulted. The Bank is defending the matter vigorously and believes it has meritorious defenses. In addition, the Bank has been threatened with arbitration proceedings by another institutional purchaser in connection with a $750,000 principal amount loan purchased from the Bank on the sale of its former Sacramento branch. The institutional purchaser contends that the Bank breached the sale agreement by failing to notify the purchaser of the downgrading of the loan and the release of certain collateral. The Bank denies that it has breached the sale agreement.

    The Bank is currently involved in two lawsuits which were brought by former employees of the Bank; one former employee has alleged discrimination and wrongful termination. The other former employee alleges wrongful termination. The former employees have sought unspecified damages.

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

    The Bank has reached settlement or potential settlement in numerous other litigation or potential litigation matters. In some instances the Bank has agreed to make certain payments. As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $536,500 as of December 31, 1994.

    The Company and the Bank intend to pursue their rights under an indemnification agreement with Mr. Donald R. Stephens, a former Chairman of the Board and Chief Executive Officer of the Company who resigned in 1993, pursuant to which Mr. Stephens is required to provide indemnification in respect of certain expenses related to actions brought by a former employee.

    The jury ruled in favor of the Bank on another lawsuit where the plaintiffs were seeking compensatory damages in an amount of $6.0 million, and unspecified punitive damages. The plaintiffs were claiming breach of an alleged joint venture agreement, and of other duties owed to the plaintiffs, arising from the Bank's foreclosure on a series of loans made to the plaintiffs by the Bank in connection with the development of an 800 acre parcel of land.

    Other Contingencies

    During 1993, the Bank transferred a loan with a carrying value of $1.6 million collateralized by commercial real estate to in-substance foreclosure. The collateral securing this loan requires seismic upgrading and may be located on property containing hazardous materials. During 1994, the asset was charged off.

Note 18:  Related Party Transactions

    In the ordinary course of business, the Bank makes loans to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. The following table sets forth the activity related to loans to directors, officers and principal shareholders and their associates for the year ended December 31, 1994:

(Dollars in Thousands)                                                                                  Amount
                                                                                                 -------------
Balance at December 31, 1993                                                                           $   496
  New loans or disbursements                                                                                22
  Principal reductions (including cash repayments)                                                        (280)
                                                                                                 -------------
Balance at December 31, 1994                                                                           $   238
                                                                                                 =============

    The Company accounts for its investment in BSFBC, a California limited partnership, using the equity method. Condensed statements of financial condition and operations of BSFBC at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in Thousands)                                                           1994        1993
                                                                            ---------------------

Assets:
  Cash                                                                         $1,271      $1,380
  Receivables                                                                      43          25
  Fixed assets, net                                                             5,707       6.860
                                                                            ---------------------
    Total assets                                                               $7,021      $8,265
                                                                            =====================

Liabilities and Partners' Equity:
  Notes payable                                                                $2,230      $2,297
  Other liabilities                                                               239         207
  Partners' equity                                                              4,552       5,761
                                                                            ---------------------
    Total liabilities and partners' equity                                     $7,021      $8,265
                                                                            =====================

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)                                                           1994        1993         1992
                                                                            ----------------------------------
Rental income                                                                  $1,834      $1,845       $1,846
Other income                                                                      113         101           99
                                                                            ----------------------------------
    Total income                                                                1,947       1,946        1,945
    Total expense                                                               2,555       1,004        1,456
                                                                            ----------------------------------
Net income of partnership                                                      $(608)      $  942       $  489
                                                                            ==================================

    The Bank's and BSFRI's equity in the operating results of BSFBC in 1994, 1993 and 1992 was approximately a loss of $264,000, and earnings of $263,000, $202,000, respectively. Such income is included in the Bank's other income in the Company's Consolidated Financial Statements.

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

    The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                            1994                              1993
                                               ---------------------------       ---------------------------
                                                   Carrying           Fair           Carrying           Fair
(Dollars in Thousands)                               Amount          Value             Amount          Value
                                               ---------------------------       ---------------------------

Financial Assets:
  Cash and cash equivalents                        $ 28,647       $ 28,647            $25,833       $ 25,833
  Investment securities                              11,407         11,384             21,191         21,293
  Loans, net                                         99,488         99,326            141,140        145,350

Financial Liabilities:
  Deposits                                          147,148        147,071            210,111        209,934
  Other borrowings                                    4,070          4,070              1,303          1,361

    The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1994 and 1993:

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

DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1994. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWED FUNDS: Due to the terms of these borrowings, current carrying amounts approximate estimated fair value. A total of $4.0 million matures in January 1995.

OFF BALANCE SHEET INSTRUMENTS: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the face value of commitment fees collected.

Note 20:  The San Francisco Company

    Condensed statements of financial condition and operations of The San Francisco Company at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                                                       1994         1993
                                                                                     -------------------------

Assets:
  Cash and short term investments                                                        $    656     $    249
  Other real estate owned                                                                      85           96
  Investment in subsidiary                                                                  1,592       17,407
  Other assets                                                                                131          252
                                                                                     -------------------------
    Total assets                                                                         $  2,464     $ 18,004
                                                                                     =========================

Liabilities:
  Borrowings for Employee Stock Ownership Plan                                           $     70     $    162
  Other liabilities                                                                           265          387
                                                                                     -------------------------
    Total liabilities                                                                         335          549
                                                                                     -------------------------
Stockholders' equity                                                                        2,129       17,455
                                                                                     -------------------------
    Total liabilities and shareholders' equity                                           $  2,464     $ 18,004
                                                                                     =========================


CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)                                                           1994        1993         1992
                                                                       ---------------------------------------

Income:
  Interest earned                                                            $     51    $     13       $   30
  Other Income                                                                     33          --           --
                                                                       ---------------------------------------
    Total income                                                                   84          13           30
                                                                       ---------------------------------------

Expense:
  Provision for loan losses                                                        --          53           --
  Other expense                                                                   251         409           53
                                                                       ---------------------------------------
    Total expense                                                                 251         462           53
                                                                       ---------------------------------------

Income (loss) before equity in undistributed net loss of subsidiary              (167)       (449)         (23)
Equity in undistributed net loss of subsidiary                                (32,869)     (9,806)     (22,154)
                                                                       ---------------------------------------
    Net loss                                                                 $(33,036)   $(10,255)    $(22,177)
                                                                       =======================================

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                           1994        1993         1992
                                                                        --------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                                   $(33,036)   $(10,255)    $(22,177)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Equity in undistributed net loss of subsidiary                               32,869       9,806       22,154
  Provision for loan losses                                                        --          53           --
                                                                        --------------------------------------
Net cash flows used in operating activities                                      (167)       (396)         (23)
                                                                        --------------------------------------

Cash Flows used in investing activities:
  Principal collected on loans                                                     --          --           10
  Investment in Bank                                                          (17,000)    (11,850)     (22,000)
  Net decrease (increase) in other assets                                         136        (246)          (2)
                                                                        --------------------------------------
Net cash used in investing activities                                         (16,864)    (12,096)     (21,992)
                                                                        --------------------------------------

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock                                            --      12,000        6,000
  Proceeds from sale of Common Stock                                           17,560          --       15,500
  Net increase (decrease) in other liabilities                                   (122)        390           (3)
  Other net                                                                        --          --            8
                                                                        --------------------------------------
Net cash provided by financing activities                                      17,438      12,390       21,505
                                                                        --------------------------------------

Increase (decrease) in cash and cash equivalents                                  407        (102)        (510)
Cash and cash equivalents at beginning of year                                    249         351          861
                                                                        --------------------------------------
Cash and cash equivalents at end of year                                     $    656    $    249     $    351
                                                                        ======================================

Note 21:  Quarterly Information (Unaudited)

    The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1994, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

                                                                          1994 Quarters Ended
                                                      -------------------------------------------------------
(Dollars in Thousands Except Per Share Data)             March 31        June 30      Sept. 30        Dec. 31
                                                      -------------------------------------------------------
Interest income                                            $3,263         $3,203        $3,164         $3,021
Interest expense                                            1,295          1,268         1,172          1,128
                                                      -------------------------------------------------------
Net interest income                                         1,968          1,935         1,992          1,893

Provision for loan losses                                     141            141           141          3,376
Non-interest income                                           815            462           235            623
Non-interest expense                                        5,798          8,253         7,666         17,301
                                                      -------------------------------------------------------
Loss before income taxes                                   (3,156)        (5,997)       (5,580)       (18,161)
Provision for taxes                                            28             39            38             37
                                                      -------------------------------------------------------
    Net loss                                              $(3,184)       $(6,036)      $(5,618)      $(18,198)
                                                      =======================================================
Loss per common share:

Average common shares outstanding                         444,990      1,176,718     4,847,501      5,766,008
Net loss                                                   $(7.15)        $(5.13)       $(1.16)        $(3.16)



                                                                          1993 Quarters Ended
                                                       ------------------------------------------------------
(Dollars in Thousands Except Per Share Data)             March 31        June 30      Sept. 30        Dec. 31
                                                       ------------------------------------------------------
Interest income                                            $4,826         $4,922        $4,445         $3,962
Interest expense                                            1,947          2,056         1,845          1,572
                                                       ------------------------------------------------------
Net interest income                                         2,879          2,866         2,600          2,390

Provision for loan losses                                     141          2,641           618            154
Non-interest income                                         1,226          1,249         1,333          1,071
Non-interest expense                                        6,466          5,465         5,260          4,955
                                                       ------------------------------------------------------
Loss before income taxes                                   (2,502)        (3,991)       (1,945)        (1,648)
Provision for taxes                                            68             20            15             66
                                                       ------------------------------------------------------
    Net loss                                              $(2,570)       $(4,011)      $(1,960)       $(1,714)
                                                       ======================================================

Loss per common share:
Average common shares outstanding                         445,100        445,100       445,066        444,991
Net loss                                                   $(5.77)        $(9.01)       $(4.40)        $(3.85)

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

         The following financial statements are included in Item 8 of this report:

         Report of Independent Public Accountants;

         Consolidated Balance Sheets at December 31, 1994 and 1993;

         Consolidated Statements of Income for the years ended December 31, 1994, 1993, and 1992;

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992;

         Consolidated Statements of Cash Flow for the years ended December 31, 1994, 1993 and 1992;

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

         Exhibit 3.6 First Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated July 19, 1989 (1)

         Exhibit 3.7 Second Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated June 6, 1990 (1)

         Exhibit 3.8 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 23, 1994 (10)

         Exhibit 3.9 Amended and Restated Certificate of Incorporation of The San Francisco Company, dated May 23, 1994 (10)

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

         Exhibit 10.3 Consent to Assignment of Lease, dated October 8, 1986, between The Lurie Company and Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.4 Assignment of Lease, dated October 17, 1986, by Bank of America to Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.5 Nominee Agreement between Bank of San Francisco Realty Investors and 550 Partners, with respect to premises at 550 Montgomery Street (2)

         Exhibit 10.6 Partnership Agreement, dated October 23, 1986, by and among Bank of San Francisco, Bank of San Francisco Realty Investors, and D.R. Stephens Separate Property Trust, with respect to 550 Montgomery Street (2)

         Exhibit 10.7 Lease dated May 1, 1987, between Bank of San Francisco Building Company and Bank of San Francisco with respect to premises at 550 Montgomery Street, San Francisco, California (Bank Space and Office Space Leases) (3)

         Exhibit 10.8 Bank of San Francisco Company Holding Company Employee Stock Ownership Plan, restated and amended as of January 1, 1989 (1)

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

         Exhibit 10.16 Stock Purchase Agreement dated as of April 10, 1992 between Bank of San Francisco Company Holding and Peninsula Holdings (9)

         Exhibit 10.17 First amendment to Stock Purchase Agreement dated May 14, 1992 between Bank of San Francisco Company Holding Company and Putra Masagung (9)

         Exhibit 10.18 Second amendment to Stock Purchase Agreement dated June 18, 1992 between Bank of San Francisco Company Holding Company and Putra Masagung (9)

         Exhibit 10.19 Agreement Respecting Assignment, Assumption, Consent and Amendments dated as of May 8, 1992 among Bank of San Francisco Company Holding Company, Peninsula Holdings and Putra Masagung (10)

         Exhibit 10.20 Subscription Agreement dated as of October 29, 1992 between Bank of San Francisco Holding Company and Putra Masagung (10)

         Exhibit 10.21 First Amendment of Bank Space and Office Space lease, dated July 8, 1992 between Bank of San Francisco and Bank of San Francisco Building Company, with respect to premises at 550 Montgomery Street, San Francisco, California (10)

         Exhibit 10.22 Employment Agreements dated October 1, 1994 between Mr. Gilleran and The San Francisco Company and the Bank of San Francisco. *

         Exhibit 10.23 The San Francisco Company 1993 Executive Stock Option Plan (11)

         Exhibit 10.24 The San Francisco Company 1993 Non-Employee Directors Stock Option Plan (11)

         Exhibit 21       Subsidiaries of registrant (6)

         Exhibit 27       Financial Data Schedule *

         ---------------------------
         Footnotes to List of Exhibits:

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

        (10) Incorporated by reference from exhibits included with the Company's Annual report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission.

        (11) Incorporated by reference from exhibits included with the Company's Proxy Statement for the Special Meeting of Stockholders' held on May 23, 1994, previously filed with the Commission.

(b) Reports on Form 8-K filed in the fourth quarter of 1994:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SAN FRANCISCO COMPANY

                                           By:     /s/ James E. Gilleran
                                                   ----------------------------
                                                   James E. Gilleran
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   Date:  April 20, 1995
                                                          --------------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Signature            Title                               Date
         ---------            -----                               ----

/s/ James E. Gilleran         Chairman of the Board and        April 20, 1995
- - -------------------------                                      --------------
James E. Gilleran             Chief Executive Officer
                              (Principal Executive Officer)

/s/ Steven R. Champion        Director                         April 20, 1995
- - -------------------------                                      --------------
Steven R. Champion

/s/ Donna Miller Casey        Director                         April 20, 1995
- - -------------------------                                      --------------
Donna Miller Casey

/s/ David R. Holbrooke        Director                         April 20, 1995
- - -------------------------                                      --------------
David R. Holbrooke, M.D.

/s/ Willard D. Sharpe         Director                         April 20, 1995
- - -------------------------                                      --------------
Willard D. Sharpe

/s/ Gordon B. Swanson         Director                         April 20, 1995
- - -------------------------                                      --------------
Gordon B. Swanson

/s/ Kent D. Price             Director                         April 20, 1995
- - -------------------------                                      --------------
Kent D. Price

/s/ Nicholas Unkovic          Director                         April 20, 1995
- - -------------------------                                      --------------
Nicholas Unkovic

                                EXHIBIT INDEX

Exhibit 10.22 Employment Agreement dated October 1, 1994 between Mr. Gilleran and The San Francisco Company and the Bank of San Francisco.

Exhibit 27      Financial Data Schedule.