Form 10-Q
period 1995-03-31
SAN FRANCISCO CO
filed 1995-05-15
CIK 351238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                        -----------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10198

                           THE SAN FRANCISCO COMPANY
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              94-3071255
- - - - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


550 Montgomery Street, San Francisco, California                           94111
- - - - -----------------------------------------------------            ---------------
(Address of principal executive office)                               (Zip Code)

                                 (415) 781-7810
- - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
- - - - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No
                                 -------            -------
The Registrant had 5,765,978 shares of Class A Common Stock outstanding on May 11, 1995.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
Part I - Financial Information

Item 1.  Consolidated Statements of Financial Condition
                 At March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .     1

         Consolidated Statements of Operations
                  For the Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      2

         Consolidated Statements of Changes in Shareholders' Equity
                  For the Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6


Part II - Other Information

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .     24

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                                                                  (Unaudited)
                                                                                   March 31,      December 31,
(Dollars in Thousands Except Per Share Data)                                          1995            1994
                                                                                   ---------------------------
ASSETS:
Cash and due from banks                                                              $  5,846         $ 11,397
Federal funds sold                                                                     23,300           17,250
                                                                                   ---------------------------
     Cash and cash equivalents                                                         29,146           28,647
Investment securities held-to-maturity
 (Market: 1995, $6,288; 1994, $9,173)                                                   6,295            9,196
Investment securities available-for-sale                                                3,088            2,211

Loans                                                                                  92,561          106,452
Deferred loan fees                                                                       (306)            (388)
Allowance for loan losses                                                              (7,044)          (6,576)
                                                                                   ---------------------------
     Loans, net                                                                        85,211           99,488
Other real estate owned                                                                 9,771           10,021
Real estate investments                                                                 2,356            2,364
Premises and equipment, net                                                             2,893            2,996
Interest receivable                                                                       651              820
Other assets                                                                              850            1,037
                                                                                   ---------------------------
         Total Assets                                                                $140,261         $156,780
                                                                                   ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                                                        $ 25,411         $ 30,259
Interest bearing deposits                                                             105,076          116,889
                                                                                   ---------------------------
     Total deposits                                                                   130,487          147,148
Other borrowings                                                                        5,245            4,070
Other liabilities and interest payable                                                  2,313            3,433
                                                                                   ---------------------------
     Total Liabilities                                                                138,045          154,651
                                                                                   ---------------------------

SHAREHOLDERS' EQUITY:
Preferred Stock (par value $0.01 per share)
     Series B - Authorized - 437,500 shares
     Issues and outstanding - 16,291 and 16,291, respectively                             114              114
Common stock (par value $0.01 per share)
     Class A - Authorized - 40,000,000 shares
     Issued and outstanding - 5,765,978 and 5,766,008, respectively                        58               58
Additional paid-in capital                                                             70,168           70,168
Retained deficit                                                                      (68,068)         (68,137)
Employee purchase and option plans                                                        (70)             (70)
Unrealized gain/(loss) on securities available-for-sale                                    14               (4)
                                                                                   ---------------------------
     Total shareholders' equity                                                         2,216            2,129
                                                                                   ---------------------------
         Total Liabilities and Shareholders' Equity                                  $140,261         $156,780
                                                                                   ===========================


See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                             March 31,
                                                                                    --------------------------
(Dollars in Thousands Except Per Share Data)                                         1995               1994
                                                                                    --------------------------

Interest income:
  Loans                                                                               $ 2,491          $ 2,966
  Investments                                                                             390              286
  Dividends                                                                                21               11
                                                                                    --------------------------
     Total interest income                                                              2,902            3,263
                                                                                    --------------------------
Interest expense:
  Deposits                                                                              1,033            1,267
  Other borrowings                                                                         64               28
                                                                                    --------------------------
     Total interest expense                                                             1,097            1,295
                                                                                    --------------------------

Net interest income                                                                     1,805            1,968
Provision for loan losses                                                                  --              141
                                                                                    --------------------------
Net interest income after provision for loan losses                                     1,805            1,827
                                                                                    --------------------------

Non-interest income:
  Service charges and fees                                                                164              120
  Loan brokerage and servicing fees                                                        74               81
  Stock option commissions and fees                                                       406              614
  Other income                                                                            111              101
  Income(loss) on sale of investment securities and
         other assets, net                                                                 16             (101)
                                                                                    --------------------------
     Total non-interest income                                                            771              815
                                                                                    --------------------------

Non-interest expense:
  Salaries and related benefits                                                         1,156            1,999
  Occupancy expense                                                                       593              615
  Professional fees                                                                       194              609
  FDIC insurance premiums                                                                 154              179
  Data processing                                                                         171              101
  Telephone                                                                                37               48
  Other operating expenses                                                                326              589
                                                                                    --------------------------
     Total operating expenses                                                           2,631            4,140
Net (income)cost of real estate operations                                               (161)           1,658
                                                                                    --------------------------
     Total non-interest expense                                                         2,470            5,798
                                                                                    --------------------------
Income(loss) before income taxes                                                          106           (3,156)
Provision for income taxes                                                                 38               28
                                                                                    --------------------------
     Net Income(loss)                                                                 $    68          $(3,184)
                                                                                    ==========================
Income(loss) per common share:
  Net income(loss)                                                                     $ 0.01          $ (7.16)
  Weighted average shares outstanding                                               5,765,993          445,100

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                                                                          Unrealized
                                                                                             Employee           Gain/
                                                                                             Purchase      (Loss) on       Total
                                                                    Additional    Retained        and     Securities       Share-
                                               Preferred   Common      Paid-in    Earnings     Option      Available-    holders'
(Dollars in Thousands)                             Stock    Stock      Capital    (Deficit)     Plans       for-Sale      Equity
                                               ---------------------------------------------------------------------------------
Balances at January 1, 1994                     $ 18,116    $   4     $ 34,662    $(35,101)     $(166)           (60)   $ 17,455

  Net change in employee stock
   ownership plans                                    --       --           --          --         93             --          93
  Appreciation in market value of securities
     available-for-sale                               --       --           --          --         --             20          20
  Net loss (three months)                             --       --           --      (3,184)        --             --      (3,184)
                                               ---------------------------------------------------------------------------------

Balances at March 31, 1994                        18,116        4       34,662     (38,285)       (73)           (40)     14,384

  Net change in employee stock
   ownership plans                                    --       --           --          --         (3)            --          (3)
  Conversion of preferred stock
   to common stock                               (18,002)      18       17,984          --         --             --          --
  Net proceeds from sale of stock                              36       17,524          --         --             --      17,560
  Redemption on fractional shares                     --       --           (2)         --         --             --          (2)
  Appreciation in market value of securities
    available-for-sale                                --       --           --          --         --             36          36
  Net loss (nine months)                              --       --           --     (29,852)        --             --     (29,852)
                                               ---------------------------------------------------------------------------------

Balances at December 31, 1994                        114       58       70,168     (68,137)       (70)            (4)      2,129

  Appreciation in market value of securities
    available-for-sale                                --       --           --          --         --             18          18
  Net income (three months)                           --       --           --          68         --             --          68
                                               ---------------------------------------------------------------------------------

Balances at March 31, 1995                      $    114    $  58     $ 70,168    $(68,068)     $ (70)          $ 14    $  2,216
                                                ================================================================================

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


(Dollars in Thousands)                                                                    1994          1993
                                                                                        ----------------------
Cash Flows from Operating Activities:
Net income(loss)                                                                        $     68      $ (3,184)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities:
  Provision for loan losses                                                                   --           141
  Depreciation and amortization expense                                                      105           123
  Net loss on other real estate owned and real estate investment                              --         1,200
  (Gain)loss on sale of investment securities available-for-sale                            (343)          100
  Decrease in interest receivable                                                            169            65
  Decrease in interest payable                                                               (20)         (172)
  Decrease in deferred loan fees                                                             (82)         (106)
                                                                                        ----------------------
Net cash flows used in operating activities                                                 (103)       (1,833)
                                                                                        ----------------------

Cash Flows from Investing Activities:
  Proceeds from maturities of investment securities held-to-maturity                       2,901         3,299
  Proceeds from maturities of investment securities available-for-sale                       140            --
  Purchase of investment securities available-for-sale                                      (999)       (4,579)
  Purchase of investment securities held to maturity                                          --        (7,887)
  Sale of investment securities available-for-sale                                            --        15,020
  Net decrease in loans                                                                   13,891         5,170
  Recoveries of loans previously charged off                                                 468            87
  Purchases of premises and equipment                                                         (2)           --
  Sale of other real estate owned                                                            733         1,978
  Acquisition and capitalized costs of other real estate owned                              (132)         (445)
  Net decrease(increase) in other assets                                                     187          (248)
                                                                                        ----------------------
Net cash provided by investing activities                                                 17,186        12,395
                                                                                        ----------------------

Cash Flows from Financing Activities:
  Net decrease in deposits                                                               (16,661)      (13,028)
  Net increase(decrease) in other borrowings                                               1,245            (7)
  Net (decrease)increase in other liabilities                                             (1,169)          489
                                                                                        ----------------------
Net cash used in financing activities                                                    (16,585)      (12,546)
                                                                                        ----------------------

Increase(decrease) in cash and cash equivalents                                              498        (1,984)
Cash and cash equivalents at beginning of period                                          28,647        25,833
                                                                                        ----------------------
Cash and cash equivalents at end of period                                              $ 29,146      $ 23,849
                                                                                        ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                $    923      $  1,467
Payment of income taxes                                                                       42            67

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans to other real estate owned                                              --            --

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Organization

         The San Francisco Company (the "Company") is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Bank of San Francisco (the "Bank"), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982.

Note 2 - Principles of Consolidation and Presentation

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions pursuant to Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and therefore, do not include all the information and footnotes necessary to present the consolidated financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

         The data as of March 31, 1995, and for the three months ended March 31, 1995 and 1994 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1994 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three months ending March 31, 1995 are not necessarily indicative of the results to be expected for the entire year of 1995. This report should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

         The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors ("BSFRI"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Income(Loss) Per Common Share

         Income(loss) per common share is calculated using the weighted average number of common shares outstanding divided into net income(loss).

Note 4 - Dividend Restrictions

         The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares and Series D Preferred Shares (as defined under "Item 2 - Change in Securities") participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors suspended the dividend on the Class A Common Shares, the Series B Preferred Shares and the Series D Preferred Shares.

Note 5 - Adoption of Statement of Financial Accounting Standard No. 114

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, as amended by FAS 118

(collectively referred to as FAS 114). FAS 114 addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and 15. However, these statements do not address the overall adequacy of the allowance for loan losses and do not apply to large groups of smaller-balance homogeneous loans unless they have been involved in a restructuring. These statements can only be applied prospectively.

         A loan within the scope of FAS 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

         For loans covered by FAS 114, the Company makes an assessment for impairment when and while such loans are adversely classified. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, the fair value of the collateral if the loan is collateral dependent and secured by real estate, or the observable market value of the loan. In cases where the loan is collateral dependent and secured by real estate, the current fair value of the collateral, reduced by costs to sell will be used in place of discounted cash flows. Additionally, some impaired loans can have risk characteristics similar to other impaired loans and can be aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

         If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 does not change the timing of charge-off of loans to reflect the amount ultimately expected to be collected.

         Generally, the Company uses either the cash or cost recovery method to record cash receipts on impaired loans. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Under the cost recovery method, all payments received are applied to principal.
Loans on the cost recovery method may be changed to the cash method when the applications of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

          Not all impaired loans are on non-accrual status. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain. For example, the Company may not place a loan on non-accrual that has been identified as impaired if that loan is performing under its contractual terms and the Bank believes that full repayment is likely, but the fair value of the underlying collateral is not sufficient to cover the principal and interest.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a one-bank holding company registered in Delaware under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California chartered bank organized in 1978, with deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

         The Company's Class A Common Stock, par value $0.01 per share, is listed on the American Stock Exchange (AMEX). On April 10, 1995, the AMEX suspended trading of the Company's Class A Common Stock as a result of the Company no longer meeting certain AMEX listing requirements. The Company is communicating with the AMEX to resolve the issues which triggered the suspension of the trading of the Company's Class A Common Stock.

         The Company recorded net income of $68,000, or $0.01 per common share, for the three months ended March 31, 1995, compared to a net loss of $3.2 million, or $7.16 per common share for the same period in 1994. The increase in the Company's net operating results of $3.3 million was primarily from income related to real estate operation of $161,000 compared to a net loss of $1.7 million for the same period in 1994, and reductions in the loan loss provision of $141,000 and all other operating costs of $1.5 million in first quarter 1995 compared to the same period in 1994 partially offset by declines in net interest income and other revenue of $207,000.

         The Company's total non-interest expenses declined by $3.3 million in the first quarter of 1995 compared to the same period in 1994 as a result of a decline in costs and losses on real estate, staff reductions, reductions in professional service and litigation settlement costs, and operating expense controls.

         At March 31, 1995, total assets were $140.3 million, a decline of $16.5 million, or 10.5% from $156.8 million at December 31, 1994. Total loans were $92.6 million, a decrease of $13.9 million, or 13.1% from the $106.5 million at December 31, 1994. Total deposits were $130.5 million at March 31, 1995, a decline of $16.6 million or 11.3%, compared to $147.1 million at December 31, 1994.


REGULATORY DIRECTIVES AND ORDERS

         CAPITAL ORDERS

                 On March 24, 1995, the State Banking Department (the "SBD") issued an order for the Bank to increase its capital. The capital order required that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum of $10.5 million (including the first installment of $4.2 million) on or before June 30, 1995. The second installment must be at least equal to the amount of capital necessary to increase the shareholder's equity to not less than 7.0% of total tangible assets as of February 28, 1995. No assurances have been given that the SBD will refrain from taking action against the Bank until the deadlines specified have passed. On April 24, 1995, the Company received a contribution of $3.8 million in capital from its major shareholder. On April 24, 1995, the Company contributed $4.2 million, including $400,000 from other funds of the Company, in capital to the Bank to meet the first installment required by the SBD Capital order.

         On March 28, 1995, the Federal Deposit Insurance Corporations (the "FDIC") issued a Notification of Capital Category ("Notification") in accordance with its Prompt Corrective Action regulations. The FDIC has determined that the Bank is Critically Undercapitalized. On the date of the Notification the Bank became subject to certain mandatory requirements including submission of a capital restoration plan and restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees, and senior executive compensation. Prior to the Notification, the Bank was subject to the Orders (defined below) which included these limitations. In addition, immediately upon receiving notice, the Bank must obtain FDIC's prior written approval before entering into any material transaction other than in the usual course of business, extending any credit for any highly leveraged transactions, as defined by regulation, amending the Bank's charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation, or order, making any change in accounting methods, engaging in any covered transaction as defined in section 23A(b) of the Federal Reserve Act, paying excessive compensation or bonuses, paying interest on new or renewed liabilities at a rate that would increase the Bank's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank's normal market area, and making any principal or interest payment on subordinated debt.


         FEDERAL RESERVE BOARD WRITTEN AGREEMENT

                 As a result of the FRB's examination of the Company as of June 30, 1991, the FRB on April 20, 1992 issued a letter (the "Directive") prohibiting the Company, without the FRB's prior approval, from (i) paying any cash dividends to its stockholders, (ii) incurring any new debt or increasing existing debt, (iii) repurchasing any outstanding stock of the Company or (iv) acquiring or entering into an agreement to acquire any entities or portfolios. The Company has been notified that it is in a "troubled condition" for purposes of Section 914 of the Financial Institutions Recovery, Reform and Enforcement Act ("FIRREA").

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

         CEASE AND DESIST ORDERS

         On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the SBD that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers;
(e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994;
(k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

         As of March 31, 1995, the Bank did not meet the industry-wide capital requirements and failed to meet the 7% leverage capital ratio imposed by the Orders. The Bank also failed to reduce its volatile liability dependency ratio to not more than 15% as of March 31, 1995. The Bank presently has outstanding $10.0 million of certificate brokered deposits, all of which mature over the next ten months. The Bank's brokered deposit waiver was suspended during the first quarter of 1995. The Bank may not accept or renew any brokered deposits without obtaining regulatory approval which cannot be granted if the Bank's risk-based capital ratio remains below the minimum requirement. Certain other transaction account deposits placed in the Bank by certain money managers were reclassified as brokered deposits. The aggregate amount of such deposits were $2.1 million at March 31, 1995.

                 The Bank believes that the findings of the FDIC and SBD at their recent examination which began January 30, 1995 will be that the Bank is not in compliance with substantial requirements of the Orders. However, no Report of Examination has been received from the FDIC and the SBD as a result of their recent examination of the Bank. Management believes that the FDIC and SBD will find that the Bank is not in compliance with: (a) having and maintaining management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner; (b) the implementation of a plan to reduce loan concentrations; (c) the submission of an acceptable plan for the elimination of the reliance on brokered deposits; (d) the reduction of the volatile liabilities dependency ratio to at or below 15%, and; (e) the correction of all violations of law as set out in the previous examination. In addition, because of its asset quality, operating losses, volatile liability dependency and liquidity constraints, the Bank is potentially subject to further regulatory sanctions that are generally applicable to banks that are critically undercapitalized.

                 In response to the Orders and the failure of the Bank to meet industry wide capital requirements, management submitted a Capital Restoration Plan (Plan) during the first quarter 1995 to the FDIC and the SBD for approval. The FDIC has requested that the Plan be updated primarily to give effect for the present condition of the Bank. On May 4, 1995, the Bank filed a revised Plan with the FDIC. Management believes that the Bank will be able to take the general actions contemplated by such Plan, subject to the general requirement that the Bank return to profitability and be operated safely and soundly. A number of the restrictions imposed by the Orders will remain in effect until the Orders can be officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders once the Bank demonstrates full compliance with the Orders, and the Bank's problem assets are resolved and it is deemed to be operating is a safe and sound manner, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Agreement that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled.

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

                 As of March 31, 1995, the Bank had contributed capital of $66.2 million and deficit retained earnings of $64.4 million, or approximately 97.3% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $38.0 million. The Superintendent issued orders, most recently on May 3, 1995, to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the bank's capital.

                 The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi- reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. The Bank is addressing the possibility of obtaining approval of a quasi-reorganization with the SBD. If the SBD refuses to grant permission for such a quasi-reorganization, as of March 31, 1995, the Bank would have been required to raise $94.9 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). In response to the February 1, 1995 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its Plan, and as the Company continues to consider the requirements for a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

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

                 In order to permit a quasi-reorganization of a bank's capital, the SBD requires, among other things, that a bank demonstrate that it is adequately capitalized and that it is capable of operating profitably. Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved and additional capital is received, that it will then be possible for the Bank to effect a quasi-reorganization. Management also believes that if current capital raising efforts are successful, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under the Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity or further operating issues will not arise that would provide incentive to the Superintendent to utilize the powers granted by Section 134.


RESULTS OF OPERATIONS

NET INTEREST INCOME

         The Company's net interest income decreased to $1.8 million from $2.0 million in the quarter ended March 31, 1995 from the same quarter in 1994, respectively, a decline of $163,000 or 8.3%. The decrease was the result of reductions in interest-earning assets partially offset by an increase in the Bank's interest margin. Average interest-earning assets declined by 28% and average interest bearing liabilities decreased 33.4% for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. The average margin increased 44 basis points from 4.56% for the quarter ended March 31, 1994, to 5.00% for the quarter ended March 31, 1995 primarily as a result of an increase in prime rate and secondarily an increase in net average earning assets over liabilities in the first quarter 1995 compared to the same period in 1994.

         As of March 31, 1995, the certificates of deposit were $47.2 million or 34.8% of total deposits and borrowings compared to $79.8 million or 40.0% of total deposits and borrowings for the same period in 1994. During first quarter of 1995, the average stock option loans were lower and fees related to loans were lower than in the same period in 1994.

NON-INTEREST INCOME

         Non-interest income decreased $44,000, from $815,000 at March 31, 1994 to $771,000 at March 31, 1995. Stock option commissions and fees decreased $208,000, or 33.9% as a result of reduced activities by holders of stock options. The increase in the Company's service charges and fees of $44,000, or 36.7% was primarily the result of limitations on fee waivers. The increase in income(loss) on assets was attributable to no losses incurred in first quarter of 1995 compared to a $101,000 loss on the redemption of mutual funds incurred in the same period in 1994.

NON-INTEREST EXPENSE

         OPERATING EXPENSES

         The Company's operating expenses decreased by $1.5 million during the first quarter of 1995 compared to the same period in 1994 primarily as a result of staff reductions, reduction in the use and cost of professional services, lower litigation settlement costs, continued reductions to operating costs resulting from an expense control program, and, generally, as a result of lower costs related to lower loan and deposit volumes. Offsetting some of these reductions is an increase in data processing related expenses resulting from the outsourcing of the Bank's check processing function. The one time costs in 1994, included a $300,000 payment for the settlement of a lawsuit.

         The Bank expects professional service related costs to continue to decline as legal and consulting related matters are reduced.

         NET INCOME(COST) OF REAL ESTATE OPERATIONS

         Net income(cost) of real estate operations decreased $1.5 million from a net cost of $1.7 million at March 31, 1994 to net income of 161,000 at March 31, 1995. The decrease is attributed to an increase in the Bank's gain on sale of other real estate owned, totaling $342,000 for the quarter ended March 31, 1995, compared to provisions and loss on sale of other real estate owned of $1.2 million for the quarter ended March 31, 1994. In part, the decrease was due to a reduction in foreclosed properties and no additional write-downs required for existing properties.

         The gain on sale recognized during the first quarter of 1995 related to one property that had been written down during the third quarter of 1994 compared to the loss on sale and real estate loss provisions recognized during the first quarter 1994 related to seven properties. The Bank anticipates that additional recoveries may occur in future quarters throughout 1995.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY


         The Bank's liquid assets, which includes cash and short term investments totaled $38.5 million, or 27.5% of total assets, at March 31, 1995, a decrease of $1.6 million, from $40.1 million, or 25.6% of total assets, at December 31, 1994. The decrease was the result of net reduction in deposits of $16.7 million during the first quarter of 1995. See "Deposits."

         As of March 31, 1995, the Bank had pledged loans and securities enabling the Bank to borrow up to $5.2 million from the Federal Home Loan Bank of San Francisco (FHLB). The Bank had drawn on this lending facility during the first quarter of 1995. The Bank expects that it will repay the FHLB borrowing during the second quarter of 1995. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

         The Bank's short-term line of credit at the discount window with the Federal Reserve Bank was canceled during the first quarter of 1995 as a result of the Notification from the FDIC. The Bank has loans pledged to the FRB totaling $2.1 million which provide collateral to the FRB should the Bank be unable to meet its FRB cash letter requirements of up to $972,000.

         The Bank has a contingency funding plan which addresses possible funding and liquidity problems. This plan provides for an early warning system that monitors trends in the Bank's cash flow in addition to identifying sources of additional funds. As a result of the suspension of the brokered deposit waiver and the inability of the Bank to renew maturing brokered deposits, the Bank's brokered certificates of deposit declined to $10.0 million as of March 31, 1995 from $12.6 million at December 31, 1994. The Bank's money desk deposits increased to $17.8 million as of March 31, 1995 from $14.9 million at December 31, 1994.

         During 1995 and 1994, the Company's principal source of liquidity has been new capital from the issuance of its capital stock.

         CAPITAL


         At March 31, 1995, shareholders' equity was $2.2 million, compared to $2.1 million at December 31, 1994, primarily as a result of the $68,000 net income.

         The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders and Capital Order. As of March 31, 1995, the Company was not in compliance with all minimum capital requirements and the Bank was not in compliance with all minimum capital requirements, including the minimum leverage ratio of 7% mandated by the Orders. The increase in the Company and Bank's leverage ratio during the first quarter of 1995 was primarily the result of the first quarter income and reduction in average assets.

         The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1995:

                                                                                        Minimum
                                                                                        Capital
                                                      Company             Bank      Requirement         Orders
                                                      --------------------------------------------------------
Leverage ratio                                           1.6%             1.2%             4.0%           7.0%
Tier 1 risk-based capital                                1.9              1.5              4.0            N/A
Total risk-based capital                                 3.3              2.9              8.0            N/A


         On April 24, 1995, the Company's majority shareholder contributed $3.8 million in capital. The Company contributed $4.2 million of capital to the Bank upon receipt of the $3.8 million. The following table reflects both the Company's and Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1995 giving effect to the capital received in April 1995.

                                                                                        Minimum
                                                                                        Capital
                                                      Company             Bank      Requirement         Orders
                                                      --------------------------------------------------------
Leverage ratio                                           4.3%             4.2%             4.0%           7.0%
Tier 1 risk-based capital                                5.1              5.1              4.0            N/A
Total risk-based capital                                 6.7              6.7              8.0            N/A

         The Company is attempting to raise a minimum of $6.3 million in additional capital which would be immediately contributed to the Bank. The additional capital would significantly increase the Company's and Bank's capital ratios.


INVESTMENT ACTIVITIES

         At March 31, 1995, the Company's investment securities, including Fed funds sold, totaled $32.7 million, or 23.3% of total assets, compared to $28.7 million, or 18.3% of total assets, at December 31, 1994.

         At March 31, 1995, investment securities held-to-maturity totaled $6.3 million, compared to $9.2 million at December 31, 1994, and are carried at amortized cost. At March 31, 1995, the Company held $3.1 million defined as securities available-for-sale and an unrealized gain of $14,000 is included as a separate component of shareholder's equity to reflect the current market value of these securities. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company.

         Investment securities available-for-sale of $2.2 million at December 31, 1994, consisting primarily of treasury securities. The investments purchased could include treasury securities, adjustable rate mortgage backed securities and to a limited extent collateralized mortgage backed securities. A loss of $100,000 was recorded on the sale a securities available for sale during the first quarter of 1994.

         The decrease in investment securities held-to-maturity of $2.9 million resulted primarily from the maturity of the investment securities. Investment securities held-to-maturity have maturities or principal amortization of one year or less.


LOANS

         During the first quarter of 1995, total loans decreased by $13.9 million, from $106.5 million at December 31, 1994 to $92.6 million at March 31, 1995. The reduction resulted primarily from loan repayments. The composition of the Bank's loan portfolio at March 31, 1995 and December 31, 1994 is summarized as follows:

                                                               March 31,      December 31,
(Dollars in Thousands)                                            1995            1994
                                                               ---------------------------
Commercial and financial                                          $ 71,828        $ 83,141
Real estate construction                                             6,574           9,004
Real estate mortgage                                                14,140          14,276
Net lease financing                                                     19              31
                                                               ---------------------------
                                                                    92,561         106,452
Deferred fees and discounts, net                                      (306)           (388)
Allowance for possible loan losses                                  (7,044)         (6,576)
                                                               ---------------------------
    Total loans, net                                              $ 85,211        $ 99,488
                                                               ===========================

         Included in new loan fundings have been loans to facilitate the sale of the Bank's other real estate owned and real estate investment properties. Typically, these properties have been purchased from the Bank with certain minimum financing terms. The terms vary on a case-by-case basis, but depend heavily on the down payment and the financial strength of the borrower. The Bank's loans to facilitate the sale of other real estate owned and real estate investment were $20.8 million at March 31, 1995 compared to $23.6 million at December 31, 1994.

         CLASSIFIED ASSETS AND IMPAIRED LOANS

         Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned. The table below outlines the Bank's classified assets at March 31, 1995 and December 31, 1994:

                                                                                   March 31,      December 31,
(Dollars in Thousands)                                                                1995            1994
                                                                                   ---------------------------
Loans - performing                                                                    $ 17,048        $ 15,580
Non-accrual loans                                                                        8,921           9,377
Other real estate owned                                                                  9,771          10,021
Real estate investments                                                                    682             682
                                                                                   ---------------------------
    Total classified assets                                                           $ 36,422        $ 35,660
                                                                                   ===========================


         Classified loans increased to $26.0 million as of March 31, 1995 compared to $25.0 million at December 31, 1994. The increase was primarily the result of the adverse classification of two loans with a total principal balance of $2.2 million. These loans were down graded as a result of certain credit quality concerns. These loans are performing under their contractual terms.

         The Bank was required by the Orders to reduce certain classified assets to no more than $40.0 million by September 30, 1994. See "Regulatory Directives and Orders -- Cease and Desist Orders." At March 31, 1995, the Bank was in compliance with the Orders with $25.1 million in such assets.

         Effective January 1, 1995, the Company adopted FAS 114 as amended by FAS 118. The Company identifies loans with weak credit quality characteristics for review under FAS 114. Certain classified loan are identified as impaired loans under FAS 114. The table below outlines the recorded investment in impaired loans by loan category at March 31, 1995:

                                                                                     March 31,
(Dollars in Thousands)                                                                 1995
                                                                                     ---------
Commercial and financial                                                              $  1,293
Real estate construction and land                                                        7,803
Other real estate mortgage                                                               7,620
                                                                                     ---------
    Total impaired loans                                                              $ 16,716
                                                                                     =========

         Of the recorded investment in impaired loans of $16.7 million at March 31, 1995, the Company measured the impairment of $15.4 million using the collateral value method. For $1.3 million of impaired loans, impairment was measured using the discounted cash flow method. Total interest recognized on impaired loans during the first quarter of 1995 was $202,000.

         Further deterioration in the regional real estate market could increase the amount of the Bank's classified and non-performing assets, and, in addition, could have an adverse effect on the Bank's efforts to collect its non-performing loans or otherwise liquidate its non-performing assets on terms that are favorable to the Bank. Accordingly, there can be no assurance that the Bank will not experience additional increases in the amount of its non-performing assets or experience significant additional losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. Moreover, historically, the Bank has incurred substantial asset-carrying expenses, such as maintaining and operating properties included within the Bank's other real estate owned classification, and the Bank may continue to incur asset-carrying expenses in connection with such loans and assets until its non-performing loans and assets are collected or liquidated.

         The Bank has discontinued evaluating the possible sale of part or all of the problem assets in its loan, other real estate owned, and real estate investment portfolios to a single buyer. The Bank expects that continued reductions in non-performing assets will continue to reduce the costs incurred for managing and carrying the assets.

         NON-PERFORMING ASSETS

         Non-performing assets are comprised of non-accrual loans, in-substance foreclosed assets and real estate foreclosures. Non-performing assets were $18.6 million at March 31, 1995, down from $19.4 million at the end of 1994.

         During the first quarter 1995, the reduction of $900,000 in non-performing assets was primarily the result of OREO sales of $250,000 and non-performing loan pay downs. No new loans were transferred to non-accrual status and $532,000 in non-accrual loans were paid off. The Bank recorded no charge-offs and $468,000 in recoveries during the first quarter of 1995.

         At March 31, 1995 and December 31, 1994, other real estate owned, including in-substance foreclosed loans, was $9.8 million and $10.0 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. An in-substance loan may be returned to a performing loan status if the existing borrower can pay all uncollected interest or provide for a principal reduction and can demonstrate the financial ability to maintain cash flow to support the loan for the foreseeable future. At March 31, 1995 and December 31, 1994, in-substance foreclosed loans were $2.6 million. As of March 31, 1995 and December 31, 1994, all other real estate owned (OREO) and real estate investments held for development were classified.

         The Bank had no non-performing assets secured by subordinate deeds of trust as of March 31, 1995. Of the $2.6 million in other real estate owned that were classified as in-substance foreclosure, all are secured by first deeds of trust. Restructured loans totaled $6.3 million at March 31, 1995 and December 31, 1994.

         The following table provides information on all non-performing assets at March 31, 1995 and December 31, 1994:

                                                                                   March 31,       December 31,
(Dollars in Thousands)                                                               1995             1994
                                                                                   ----------------------------
Non-accrual loans                                                                    $ 8,921          $ 9,377
Other real estate owned                                                                9,771           10,021
                                                                                   ----------------------------
    Total non-performing assets                                                       18,692          $19,398
                                                                                   ==========================

Percentage of total loans and OREO outstanding                                          18.2%            16.7%


         In addition to the loans disclosed in the foregoing table, the Bank had approximately $1.9 million in loans on March 31, 1995 that were between 31 and 89 days delinquent. In the opinion of management, these loans have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. As of March 31, 1995, one loan totaling $45,000 was less than 90 days delinquent and in non-accrual status. Approximately $960,000 of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate and $46,000 were unsecured.

VALUATION ALLOWANCES

         During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). Among the requirements of SFAS No. 114 is that the value of an impaired loan be measured based on the present value of expected future cash flows or at the fair value of the collateral if the loan is real estate dependent. Loans historically classified as in-substance foreclosure will no longer be included in other real estate owned, but rather will remain in the loan portfolio. SFAS No. 114 is effective beginning in 1995, but, earlier implementation is permitted. The Company implemented SFAS No. 114 on January 1, 1995. The effect of SFAS No. 114 on the Company's financial statements is immaterial. As of March 31, 1995, $3.3 million in the allowance of loan losses was allocable to impaired loans which totaled $16.7 million.

         Allowance for Loan Losses

         The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

         Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks including present value of expected cash flows and fair value of real estate collateral. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the quarter ended March 31, 1995:

                                                                                                     March 31,
(Dollars in Thousands)                                                                                  1995
                                                                                                     ---------
Beginning balance of allowance for loan losses at December 31, 1994                                    $ 6,576
  Charge-offs                                                                                               --
  Recoveries                                                                                               468
  Provision                                                                                                 --
                                                                                                     ---------
Ending balance of allowance for loan losses                                                            $ 7,044
                                                                                                     =========


         For the quarter ended March 31, 1995, the Company did not charge-off any loans. Recoveries were $468,000 relating to 14 loans. The unallocated portion of the allowance for loan loss totaled $977,000 at March 31, 1995 compared to $373,000 at December 31, 1994. The increase in the unallocated allowance was primarily the result of recoveries.

         Allowance for Losses on Other Real Estate Owned

         The following table summarizes the other real estate owned loss experience of the Bank for the quarter ended March 31, 1995:

                                                                                                      March 31
(Dollars in Thousands)                                                                                  1995
                                                                                                      --------
Beginning balance of allowance for losses                                                             $ 19,404
  Charge-offs                                                                                           (1,420)
  Provision                                                                                                 --
                                                                                                      --------
Ending balance of allowance for losses                                                                $ 17,984
                                                                                                      ========

         The Bank recorded a net gain of $342,000 on sale of one OREO property. The OREO properties are shown net of allowance for losses. There was no provision for loss on OREO during the first quarter of 1995 based on the quarterly review of the OREO portfolio. See "Results of Operations -- Net Cost of Real Estate Operations."

         Allowance for Losses on Real Estate Investments

         The following table summarizes the real estate investments loss experience of the Bank for the quarter ended March 31, 1995:

                                                                                                      March 31
(Dollars in Thousands)                                                                                  1995
                                                                                                      --------
Beginning balance of allowance for losses                                                              $ 1,059
  Charge-off                                                                                                --
  Provision                                                                                                 --
                                                                                                       -------
Ending balance of allowance for losses                                                                 $ 1,059
                                                                                                       =======

No provision for loss on real estate investments was required on the remaining two properties during the first quarter of 1995.

DEPOSITS

         The Bank had total deposits of $130.5 million at March 31, 1995, compared to $147.1 million at December 31, 1994, a decrease of $16.6 million. A summary of deposits at March 31, 1995 and December 31, 1994 is as follows:

                                                                                     March 31        December 31
(Dollars in Thousands)                                                                 1995             1994
                                                                                  -------------------------------
Demand deposits                                                                      $  25,411       $  30,259
NOW                                                                                     33,226          39,652
Money market                                                                            20,960          25,250
Savings                                                                                  3,661           3,763
                                                                                  -------------------------------
    Total deposits with no stated maturity                                              83,258          98,924
                                                                                  -------------------------------
Time deposits:
  Less than $100,000                                                                    37,892          37,989
  $100,000 and greater                                                                   9,337          10,235
                                                                                  -------------------------------
    Total time deposits                                                                 47,229          48,224
                                                                                  -------------------------------

    Total deposits                                                                   $ 130,487       $ 147,148
                                                                                  ===============================


         The $16.6 million decline was attributed to decreases in private banking customer deposits of $16.3 million, Association Bank Services customer deposits of $1.2 million, Trust deposits of $908,000, and Escrow deposits of $872,000, which were partially offset by increases in deposits related to stock option lending deposits of $2.7 million.

         The Bank's primary focus is in private and business banking, with deposits totaling $50.7 million, or 38.9% of total deposits, at March 31, 1995, compared to $67.0 million, or 45.5% of total deposits, at December 31, 1994. Private and business banking customer deposits declined $16.3 million during the first quarter of 1995 primarily as a result of customers reducing their account balances. Upon the completion of the recapitalization efforts, the Bank believes that existing and former clients will increase and reestablish their relationship with the Bank, particularly their depository relationships.

         The Bank is dependent upon other sources for deposits. Deposits acquired through its Association Bank Services function totaled $33.3 million, or 25.5% of total deposits at March 31, 1995, compared to $34.5 million, or 23.5% of total deposits at December 31, 1994. The decline of $1.2 million during the first quarter of 1995 was due to the same financial concerns discussed earlier with respect to the private and business banking deposits. Deposits acquired through the money desk operations totaled $17.8 million, or 13.6% of total deposits at March 31, 1995, compared to $14.9 million, or 10.0% of total deposits at December 31, 1994. The increase in money desk deposits reflected management's plan to reduce brokered deposits as a result of the suspension of the brokered deposits waiver as discussed under "Liquidity." The Bank expects to increase money desk deposits during the remainder of the year with the intention of replacing the brokered deposits and to allow for a more orderly reduction of dependence on volatile deposits.

         The Bank's ability to accept brokered placements of deposits was restricted in the first quarter of 1992 under FDICIA and FDIC regulations that prohibit adequately capitalized banks from accepting or renewing such deposits. The Bank is not accepting or renewing brokered deposits. The Bank expects to file an application with the FDIC to reinstate the brokered deposit waiver, once it has raised sufficient capital to achieve the required capital level, to provide more flexibility in the management of deposits and liquidity. No assurance can be given that additional capital will be raised or that an additional waiver will be granted.

         Concentrations of brokered deposits and deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank was required to submit a plan to the FDIC and SBD to reduce the Bank's volatile liability dependency ratio to not more than 15%.

         The Bank's volatile dependency ratio at March 31, 1995 was 15.5%. The Bank is required to file a revised plan with the FDIC regarding the reduction of its dependency on volatile deposits.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. At March 31, 1995, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are substantial as described below.

         Presently, the Bank is involved in several lawsuits. In the first lawsuit, BSFRI is named as a defendant and has been served with a cross-complaint for indemnity in a deficiency judgement with respect to a first deed of trust on a property owned by a limited partnership. The plaintiff under the cross compliant is seeking damages in the amount of $5.0 million, and unspecified punitive damages. BSFRI was once a limited partner in the partnership but became a secured lender of the partnership under a second deed of trust, at which time BSFRI was given a release from any liability. The Bank believes it has meritorious defenses to the cross-claim and will contest any allocation of liability to it if defendants are found liable for any deficiency. During the second quarter 1995, the Bank and other parties to the lawsuit began exploring possible settlement negotiations.

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

         The Bank has reached settlement or potential settlement in numerous other litigation or potential litigation matters. In some instances the Bank has agreed to make certain payments. As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $536,500 as of December 31, 1994. The Company charged $43,000 to the reserve during the first quarter of 1995.

         The Company and the Bank intend to pursue their rights under an indemnification agreement with Mr. Donald R. Stephens, a former Chairman of the Board and Chief Executive Officer of the Company who resigned in 1993, pursuant to which Mr. Stephens is required to provide indemnification in respect of certain expenses related to actions brought by a former employee.

Item 2 - Changes in Securities

         The Board of Directors, pursuant to the Company's Certificate of Incorporation, has designated seven hundred fifty thousand (750,000) shares of the Company's preferred stock as "9% Series D Perpetual Preferred Stock" (the "Series D Preferred Stock"). The Company sold one hundred ninety thousand (190,000) shares of the Series D Preferred Stock, par value $.01 per share, to Putra Masagung, the Company's principal stockholder who owns approximately 97% of the Company's outstanding Class A Common Stock, for the purchase price of $20.00 per share (an aggregate purchase price of $3.8 million). The principal features of the Series D Preferred Stock are as follows:

         Dividends. Holders of shares of Series D Preferred Stock are entitled to receive out of funds legally available therefor, if, as and when declared by the Board of Directors of the Company, an annual cash dividend of One Dollar and Eighty Cents ($1.80) per share, payable semi-annually in April and October of each year, before any cash dividends can be paid on the common stock of the Company. Dividends on the Series D Preferred Stock are junior to payment of dividend at the stated annual rate of fifty-six Cents ($.56) per share on the Company's 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock") and all other series of preferred stock that the Company may issue in the future that are designated senior to the Series D Preferred Stock. No dividends or other distributions (other than those payable solely in common stock) shall be payable with respect to the Company's Class A Common Stock or any other stock junior to the Series D Preferred Stock during any fiscal year of the Company until cash dividends on each share of the Series D Preferred Stock shall have been paid in full or declared and set apart for payment in full during that fiscal year. Dividends on the Series D Preferred Stock are not cumulative and the Board of Directors has the right at any time to eliminate or defer such dividends during any fiscal year of the Company.

         After payment of cash dividends at the stated rate on the Series B Preferred Stock and all other series of preferred shares that the Company may issue in the future and that are designated senior to the Series D Preferred stock and payment of cash dividends at the stated rate on the Series D Preferred Stock, and on any other preferred stock of the Company that is on a parity with the Series D Preferred Stock, holders of the Series D Preferred Stock will participate pro rata with the holders of Class A Common Stock and Series B Preferred Stock on the basis of number of shares owned, in all other cash dividends by the Company to its shareholders.

         Management anticipates that no dividends will be paid on the Series D Preferred Stock and that it will be fully converted into Class A Common Stock by the holder thereof upon approval by the shareholders of the Company. Even if the conversion feature is not approved, it is highly unlikely that the Company will pay dividends on the Series D Preferred Stock in the foreseeable future.

         Voting Rights. Subject to applicable law, the holders of shares of Series D Preferred Stock are entitled to one vote per each share of Series D Preferred Stock on all matters on which shareholders are entitled to vote, including the election of directors. Holders of shares of Series D Preferred Stock generally vote with the holders of shares of Class A Common Stock and the holders of shares of Series B Preferred Stock as a single class, except that the holders of shares of the Series D Preferred Stock are entitled to vote as a separate class on any modifications to the rights of the holders of shares of Series D Preferred Stock and otherwise as required by law.

         Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series D Preferred Stock are entitled to receive out of the assets of the Company available for distribution to the Company's shareholders an amount equal to Twenty Dollars ($20.00) per share, plus any declared but unpaid dividends thereon, before any distributions will be made to the holders of shares of Class A Common Stock or any other class of stock junior in preference upon liquidation, but after distribution at the rate of Seven Dollars ($7.00) per share on the Series B Preferred Stock and after or concurrent with distributions to be made at the stated rate on any other preferred shares of any series ranking on a parity with or senior in preference upon liquidation to the Series D Preferred Stock.


         Conversion. Shares of the Series D Preferred Stock are not currently convertible but will become so if the conversion feature is approved by the holders of a majority of the Class A Common Stock and Series B Preferred Stock (voting as a single class). If the conversion feature of the Series D Preferred Stock is so approved, each share of the Series D Preferred Stock will be come convertible into that number of fully paid and nonassessable shares of Class A Common Stock as is equal to a conversion ratios to be determined by a committee of the Board of Directors of the Company determined to be independent and without any personal interest in the determination of such conversion ratio, in consultation with the holder or holders of the Series D Preferred Stock at such time. Moreover, if holders of a majority of the Company's Class A Common Stock and Series B Preferred Stock outstanding on the date that is thirty (30) days following the date of the adoption of such shareholder resolution approving the conversion feature will be mandatorily converted into Class A Common Stock on the terms described above.



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



                           The San Francisco Company
                           -------------------------
                                  (Registrant)



Date:  May 15, 1995                               /s/ James E. Gilleran
                                                  -------------------------
                                                  James E. Gilleran
                                                  Chairman of the Board and
                                                  Chief Executive Officer



Date:  May 15, 1995                               /s/ Keary L. Colwell
                                                  -------------------------
                                                  Keary L. Colwell
                                                  Controller

                                Exhibit Index

Ex. 27  Financial Data Schedule