Form 10-Q
period 1995-09-30
SAN FRANCISCO CO
filed 1995-11-14
CIK 351238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10198

                            THE SAN FRANCISCO COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         Delaware                                                          94-3071255
--------------------------------------------------------------                 -----------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

 550 Montgomery Street, San Francisco, California                                             94111
-------------------------------------------------                              -----------------------------------
 (Address of principal executive office)                                                                 (Zip Code)

                                 (415) 781-7810
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

The Registrant had 5,765,978 shares of Class A Common Stock outstanding on November 9, 1995.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------


                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

Item 1.           Consolidated Statements of Financial Condition
                   At September 30, 1995 and December 31, 1994.....................................      1

                  Consolidated Statements of Operations
                   For the Three and Nine Months Ended September 30, 1995 and 1994.................      2

                  Consolidated Statements of Changes in Shareholders' Equity
                   For the Nine Months Ended September 30, 1995 and 1994...........................      3

                  Consolidated Statements of Cash Flows
                   For the Three and Nine Months Ended September 30, 1995 and 1994.................      4

                  Notes to Consolidated Financial Statements.......................................      5

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................................      7

Part II - Other Information

Item 1.           Legal Proceedings................................................................     22

Item 2.           Changes in Securities............................................................     22

Item 3.           Defaults Upon Senior Securities..................................................     24

Item 4.           Submission of Matters to a Vote of Security Holders..............................     24

Item 5.           Other Information................................................................     24

Item 6.           Exhibits and Reports on Form 8-K.................................................     24

Signatures.........................................................................................     25

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                            (Unaudited)
                                                                            September 30,      December 31,
(Dollars in Thousands Except Per Share Data)                                    1995              1994
                                                                            -------------------------------
ASSETS:
Cash and due from banks                                                      $   4,219         $  11,397
Federal funds sold                                                              30,900            17,250
                                                                             ---------------------------
     Cash and cash equivalents                                                  35,119            28,647
Investment securities held-to-maturity
 (Market value: 1995, $623; 1994, $9,173)                                          623             9,196
Investment securities available-for-sale                                         5,078             2,211

Loans                                                                           69,391           106,452
Deferred loan fees                                                                (232)             (388)
Allowance for loan losses                                                       (6,528)           (6,576)
                                                                             ---------------------------
     Loans, net                                                                 62,631            99,488
Other real estate owned                                                          5,973            10,021
Real estate investments                                                            308             2,364
Premises and equipment, net                                                      8,801             2,996
Interest receivable                                                                598               820
Other assets                                                                       509             1,037
                                                                             ---------------------------
         Total Assets                                                        $ 119,640         $ 156,780
                                                                             ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                                                $  18,493         $  30,259
Interest bearing deposits                                                       90,001           116,889
                                                                             ---------------------------
     Total deposits                                                            108,494           147,148
Other borrowings                                                                 2,188             4,070
Other liabilities and interest payable                                           2,186             3,433
                                                                             ---------------------------
     Total Liabilities                                                         112,868           154,651
                                                                             ---------------------------
SHAREHOLDERS' EQUITY:
Preferred Stock (par value $0.01 per share)
Series B - Authorized - 437,500 shares;
       Issued and outstanding - 16,291 and 16,291, respectively                    114               114
     Series D - Authorized - 750,000 and 0 shares, respectively;
       Issued and outstanding - 215,000 and 0, respectively                      4,300              --
Common stock (par value $0.01 per share)
     Class A - Authorized - 40,000,000 shares;
       Issued and outstanding - 5,765,978 and 5,766,008, respectively               58                58
Additional paid-in capital                                                      70,168            70,168
Retained deficit                                                               (67,824)          (68,137)
Employee purchase and option plans                                                 (70)              (70)
Unrealized gain/(loss) on securities available-for-sale                             26                (4)
                                                                             ---------------------------
     Total shareholders' equity                                                  6,772             2,129
                                                                             ---------------------------
         Total Liabilities and Shareholders' Equity                          $ 119,640         $ 156,780
                                                                             ===========================

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                              Three Months                             Nine Months
                                                          Ended September 30,                      Ended September 30,
(Dollars in Thousands Except Per Share Data)             1995               1994                1995                1994
                                                     ------------------------------         -------------------------------
Interest income:
  Loans                                              $     2,087        $     2,749         $     6,744         $     8,635
  Investments                                                626                394               1,622                 949
  Dividends                                                    9                 21                  36                  46
                                                     ----------------------------------------------------------------------
     Total interest income                                 2,722              3,164               8,401               9,630
                                                     ----------------------------------------------------------------------
Interest expense:
  Deposits                                                 1,091              1,142               3,258               3,608
  Other borrowings                                            70                 30                 154                 127
                                                     ----------------------------------------------------------------------
     Total interest expense                                1,161              1,172               3,410               3,735
                                                     ----------------------------------------------------------------------

Net interest income                                        1,561              1,992               4,991               5,895
Provision for loan losses                                   --                  141                 500                 423
                                                     ----------------------------------------------------------------------
Net interest income after provision
  for loan losses                                          1,561              1,851               4,491               5,472
                                                     ----------------------------------------------------------------------
Non-interest income:
  Service charges and fees                                   134                 82                 459                 301
  Loan brokerage and servicing fees                           30                 96                 191                 260
  Stock option commissions and fees                          362                339               1,213               1,232
  Other income                                                16               (303)                216                (101)
  Gain (loss) on sale of assets, net                          20                 21                  43                (180)
                                                     ----------------------------------------------------------------------
     Total non-interest income                               562                235               2,123               1,512
                                                     ----------------------------------------------------------------------
Non-interest expense:
  Salaries and related benefits                              843              1,749               3,167               5,425
  Occupancy expense                                          273                813               1,442               2,041
  Professional fees                                          264                849                 715               2,440
  FDIC insurance premiums                                     97                147                 361                 501
  Data processing                                             90                110                 403                 307
  Telephone                                                   29                 34                  94                 122
  Other operating expenses                                   147                836                 746               4,067
                                                     ----------------------------------------------------------------------
     Total operating expenses                              1,743              4,538               6,928              14,903
Net (income) cost from real estate operations                219              3,128                (742)              6,814
                                                     ----------------------------------------------------------------------
     Total non-interest expense                            1,962              7,666               6,186              21,717
                                                     ----------------------------------------------------------------------
Income(loss) before income taxes                             161             (5,580)                428             (14,733)
Provision for income taxes                                    37                 38                 116                 105
                                                     ----------------------------------------------------------------------
     Net Income(loss)                                $       124        $    (5,618)        $       312         $   (14,838)
                                                     ======================================================================
Income(loss) per common share:

  Net income(loss)                                   $      0.02        $     (1.16)        $      0.05         $     (6.83)
  Weighted average shares outstanding                  5,765,978          4,847,501           5,765,985           2,172,565

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                                                         Unrealized
                                                                                               Employee     Gain/
                                                                                               Purchase   (Loss) on      Total
                                                                     Additional    Retained         and  Securities     Share-
                                              Preferred      Common     Paid-in    Earnings      Option   Available-   holders'
(Dollars in Thousands)                            Stock       Stock     Capital    (Deficit)      Plans    for-Sale     Equity
                                              ---------------------------------------------------------------------------------
Balances at January 1, 1994                    $ 18,116    $      4   $ 34,662    $(35,101)   $   (166)        (60)   $ 17,455

  Net change in employee stock
   ownership plans                                 --          --         --          --            95        --            95
  Conversion of preferred stock
   to common stock                              (18,002)         18     17,984        --          --          --          --
  Redemption on fractional shares                  --          --           (2)       --          --          --            (2)
  Net proceeds from sale of stock                    36      17,524       --          --          --          --        17,560
  Appreciation in market value of securities
     available-for-sale                            --          --         --          --          --            36          36
  Net loss (nine months)                           --          --         --       (14,838)       --          --       (14,838)
                                              ---------------------------------------------------------------------------------

Balances at September 30, 1994                      114          58     70,168     (49,939)        (71)        (24)     20,306

  Net change in employee stock
   ownership plans                                 --          --         --          --             1        --             1
  Appreciation in market value of securities
    available-for-sale                             --          --         --          --          --            20          20
  Net loss (three months)                          --          --         --       (18,198)       --          --       (18,198)
                                              ---------------------------------------------------------------------------------

Balances at December 31, 1994                       114          58     70,168     (68,137)        (70)         (4)      2,129

  Net proceeds from sale of stock                 4,300        --         --          --          --          --         4,300
  Appreciation in market value of securities
    available-for-sale                             --          --         --          --          --            30          30
  Net income (nine months)                         --          --         --           312        --          --           312

                                              ---------------------------------------------------------------------------------
Balances at September 30, 1995                 $  4,414    $     58   $ 70,168    $(67,824)   $    (70)   $     26    $  6,772
                                              =================================================================================

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
(Dollars in Thousands)                                                      1995        1994        1995        1994
                                                                         --------------------    --------------------
Cash Flows from Operating Activities:
Net income (loss)                                                        $    124    $ (5,618)   $    312    $(14,838)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
  Provision for loan losses                                                  --           141         500         423
  Depreciation and amortization expense                                       185         307         387         545
  Provision for loss on other real estate owned and

    real estate investment                                                    100       3,118         653       5,346
  Loss on sale of investment securities available-for-sale                   --          --          --           187
  Loss on sale of investment securities held to maturity                     --          --          --            14
  Decrease (increase) in interest receivable                                    3         189         222         243
  (Decrease) increase in interest payable                                      (2)       (198)        (31)       (228)
  (Increase) decrease in deferred loan fees                                   (39)        (35)       (156)        (33)
                                                                         --------------------    --------------------
Net cash flows (used in) provided by operating ties                           371      (2,096)      1,887      (8,341)
                                                                         --------------------    --------------------
Cash Flows from Investing Activities:

  Proceeds from sale of investment securities held-to-maturity               --          --           714       1,812
  Proceeds from maturities of investment securities held-to-maturity         --         4,574       7,859       8,144

  Proceeds from maturities of investment securities available for sale      1,954        --         4,163        --
  Proceeds from sale of investment securities available for sale             --        12,617        --        30,538
  Purchase of investment securities held to maturity                         --        (4,800)       --       (12,701)
  Purchase of investment securities available--sale                        (2,943)    (13,615)     (5,914)    (20,180)
  Net decrease in loans                                                     8,953      11,336      37,061      35,366
  Recoveries of loans previously charged off                                 (432)        728        (548)        912
  Purchases of premises and equipment, net                                   (126)        (14)       (159)        (38)
  Acquisition of BSFBC                                                     (3,262)       --        (3,262)       --
  Proceeds from sale of other real estate owned                              --          --         3,495       4,142
  Acquisition and capitalized cost of other real estate owned                  (6)         (8)        288        (443)
  Net decrease (increase) in other assets                                     151       1,348         529       1,021
                                                                         --------------------    --------------------
Net cash provided by investing activities                                   4,289      12,166      44,226      48,573
                                                                         --------------------    --------------------
Cash Flows from Financing Activities:
  Net decrease in deposits                                                (18,913)    (24,053)    (38,654)    (66,083)
  Net (decrease) increase in other borrowings                                --         3,956      (4,070)      8,461
  Net increase (decrease) in other liabilities                               (519)     (1,065)     (1,217)      1,740
  Net proceeds from sale of common stock                                     --        17,560        --        17,560
  Net proceeds from sale of preferred stock                                  --          --         4,300        --
                                                                         --------------------    --------------------
Net cash used in financing activities                                     (19,432)     (3,602)    (39,641)    (38,142)
                                                                         --------------------    --------------------

Increase (decrease) in cash and cash equivalents                          (14,772)      6,468       6,472       2,090
Cash and cash equivalents at beginning of period                           49,891      21,455      28,647      25,833
                                                                         --------------------    --------------------
Cash and cash equivalents at end of period                               $ 35,119    $ 27,923    $ 35,119    $ 27,923
                                                                         ====================    ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                 $  1,325    $  1,370    $  3,574    $  3,963
Payment of income taxes                                                        78          67         116         105


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

Note 2 - Principles of Consolidation and Presentation

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and, therefore, do not include all the information and footnotes necessary to present the consolidated financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

         The data as of September 30, 1995, and for the three and nine months ended September 30, 1995 and 1994 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's consolidated financial condition, results of operations and cash flows. Certain amounts in the 1994 consolidated financial statements have been reclassified for comparative purposes. The consolidated results of operations for the three and nine months ending September 30, 1995 are not necessarily indicative of the results to be expected for the entire year of 1995. This report should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

         The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors ("BSFRI"), and the Bank's wholly owned limited partnership, Bank of San Francisco Building Company ("BSFBC"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Income(Loss) Per Common Share

         Income(loss) per common share is calculated using the weighted average number of common shares outstanding divided into net income(loss).

Note 4 - Dividend Restrictions

         The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares and Series D Preferred Shares (as defined under "Item 2 - Change in Securities") participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors does not intend to declare dividends on any class of the Company's stock.

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

         For loans covered by FAS 114, the Company makes an assessment for impairment when and while such loans are adversely classified. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using either the estimated discounted cash flows, the fair value of the collateral if the loan is collateral dependent and secured by real estate, or the observable market value of the loan. In cases where the loan is collateral dependent and secured by real estate, the current fair value of the collateral, reduced by costs to sell will be used. Additionally, some impaired loans have risk characteristics similar to other impaired loans and can be aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

         Generally, the Company uses either the cash or cost recovery method to record cash receipts on impaired loans. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Under the cost recovery method, all payments received are applied to principal. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

          Not all impaired loans are on non-accrual status. Generally, a loan is placed on non-accrual status upon becoming 90 days past due as to interest or principal (unless both well secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. For example, the Company may not place a loan on non-accrual that has been identified as impaired if that loan is performing under its contractual terms and the Bank believes that full repayment is likely, but the fair value of the underlying collateral is not sufficient to cover the principal and interest. See
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CLASSIFIED ASSETS AND IMPAIRED LOANS.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a one-bank holding company incorporated in Delaware and registered under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California state chartered bank organized in 1978, with deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

         The Company's Class A Common Stock, par value $0.01 per share, is listed on the American Stock Exchange (AMEX). On April 10, 1995, the AMEX suspended trading of the Company's Class A Common Stock as a result of the Company no longer meeting certain AMEX listing requirements. On November 1, 1995, the Company informed the AMEX that it did not object to the removal of its Class A Common Stock from listing and registrations on the AMEX, and on November 2, 1995, the AMEX applied to the Securities and Exchange Commission for permission to delist the Company's Class A Common Stock.

         The Company recorded net income of $124,000 or $0.02 per common share and $312,000, or $0.05 per common share, for the three and nine months ended September 30, 1995, respectively, compared to a net loss of $5.6 million, or $1.16 per common share and $14.8 million, or $6.83 per common share, respectively, for the same periods in 1994. The improvement in the Company's third quarter 1995 net operating results of $5.7 million was primarily due to lower expenses related to real estate operations of $2.9 million compared to $3.1 million for the same period in 1994, and reduction of total operating costs of $2.8 million in third quarter 1995 compared to the same period in 1994 partially offset by a decrease in net interest income after provision for loan losses of $290,000. The improvement in the Company's nine months 1995 net operating results of $15.2 million was primarily due to income related to real estate operations of $742,000 compared to a net cost of $6.8 million for the same period in 1994, reduction in total operating costs of $8.0 million, higher non-interest income of $611,000, and from gain on sale of other assets and other income of $259,000 compared to losses of $281,000 in first nine months of 1995 compared to the same period in 1994.

         The Company's total non-interest expenses declined by $5.7 million in the third quarter of 1995 and $15.5 million in the first nine months of 1995 compared to the same periods in 1994 as a result of net gains on sale of real estate owned which had previously been written down, and declines in costs of real estate operations, staff reductions, reductions in professional service and litigation settlement costs, and operating expense controls.

         At September 30, 1995, total assets were $119.6 million, a decline of $37.2 million, or 24% from $156.8 million at December 31, 1994. Total loans were $69.4 million, a decrease of $37.1 million, or 35% from the $106.5 million at December 31, 1994. Total deposits were $108.5 million at September 30, 1995, a decline of $38.6 million or 26%, compared to $147.1 million at December 31, 1994.

         During the third quarter of 1995, the Bank acquired 100% of the limited partnership interest in BSFBC increasing its consolidated ownership to 100% from approximately 35.7%. The purchase price was $3.3 million. As a result of the acquisition, the September 30, 1995 Consolidated Statements of Financial Condition the Company include the assets and liabilities of BSFBC, and the Consolidated Statements of Operations for the three months ended September 30, 1995 include the operating result of BSFBC as of the date of purchase.

REGULATORY DIRECTIVES AND ORDERS

         CAPITAL ORDERS

                  On March 24, 1995, the State Banking Department (the "SBD") issued an order for the Bank to increase its capital (the "Capital Order"). The Capital Order required that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum of $10.5 million (including the first of $4.2 million) on or before June 30, 1995. The additional capital must be at least equal to the amount of capital necessary to increase the shareholder's equity to not less than 7.0% of total tangible assets as of February 28, 1995. During the second quarter 1995, the Company received contributions of $4.3 million in capital from its major shareholder. On April 24, 1995, the Company contributed $4.2 million which included $400,000 from other funds of the Company, in capital to the Bank to meet the first requirement of the Capital Order. In addition, on June 30, 1995, the Company contributed $500,000 to the Bank as a partial payment on the additional requirement of the Capital Order. The Company and the Bank are seeking to raise an additional $5.8 million to meet the minimum capital requirement of the Capital Order and Orders as described below. No assurances have been given that the SBD will continue to refrain from taking action against the Bank to enforce its Capital Order.

         On March 28, 1995, the Federal Deposit Insurance Corporation (the "FDIC") issued a Notification of Capital Category ("Notification") in accordance with its Prompt Corrective Action regulations. The FDIC had determined that the Bank was Critically Undercapitalized. As of September 30, 1995, with the second quarter infusion of capital, the Bank is considered adequately capitalized for the purposes of the industry standard capital categories and the FDIC has so notified the Bank. However, the Bank remains below the 7% leverage capital ratio required by the Orders as described below.

         FEDERAL RESERVE BOARD WRITTEN AGREEMENT

         On December 16, 1994, the Company and the FRB entered into a Written Agreement (the "Agreement") that prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Agreement requires the Company to submit a progress report to the FRB on a quarterly basis.

         The Company was also required to submit to the FRB an acceptable written plan to improve and maintain an adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget for the Bank and the consolidated Company. In addition, the Board of Directors was required to submit an acceptable written plan designed to enhance their supervision of the operations and management of the consolidated organization. The Company has filed all of the required submissions with the FRB in accordance with the Agreement. The Company believes that it is in compliance with the requirements of the Agreement.

         CEASE AND DESIST ORDERS

         On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the SBD that became effective August 29, 1993 (the "Orders' Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the then most recent full-scope FDIC and SBD Report of Examination of the Bank (the "1992 Report")), to no more than $75.0 million by October 31, 1993, with further reductions to no more than $60.0 million by December 31, 1993, no more than $50.0 million by March 31, 1994 and no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) adopt policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 25% by December 31, 1993, and not more than 15% by April 30, 1994; (k) eliminate or correct all violations of law set out in the 1992 Report, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

         The findings of the FDIC and SBD at their recent examination which began January 30, 1995 was that the Bank was not in compliance with substantial requirements of the Orders. However, during the second and third quarter, the Bank improved its asset quality, operating results, volatile liability dependency, liquidity constraints and capital ratios. As of September 30, 1995, the Bank did meet the industry-wide capital requirements but failed to meet the 7% leverage capital ratio imposed by the Orders. The Bank reduced its volatile liability dependency ratio to below the requirement of the Order of 15% to 7.8% as of September 30, 1995. Management believes that with the infusion of the remainder of the capital of $5.8 million, the Bank will be in substantial compliance with the requirements of the Orders. No assurances can be given that such capital will be received.

         In response to the Orders and the failure of the Bank to meet industry wide capital requirements during the first quarter 1995, management submitted a Capital Restoration Plan (the "Plan") during the first quarter 1995 to the FDIC for approval. On May 4, 1995, the Bank filed a revised Plan with the FDIC to reflect the current condition of the Bank. The FDIC has approved the Plan subject to the infusion of additional capital. Subject to the risk associated with the banking business generally, management believes that the Bank will be able to take the general actions contemplated by such Plan. A number of the restrictions imposed by the Orders will remain in effect until the Orders can be officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders once the Bank demonstrates full compliance with the Orders, the Bank's problem assets are resolved and it is deemed to be operating is a safe and sound manner, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Agreement that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled.

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

         As of September 30, 1995, the Bank had contributed capital of $70.9 million and deficit retained earnings of $64.0 million, or approximately 90.3% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $35.6 million. The Superintendent issued orders, most recently on August 4, 1995, to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders or the provisions of California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank.

         The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. The Bank is considering the possibility of ultimately obtaining approval of a quasi-reorganization with the SBD. If the SBD refuses to grant permission for such a quasi-reorganization, as of September 30, 1995, the Bank would have been required to raise $89.1 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of capital is required for every dollar of impairment). In response to the August 4, 1995 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its Plan and as the Company continues to consider the requirements for a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

         No assurance can be given that the Bank's capital condition will not deteriorate further as a result of operating losses prior to a quasi-reorganization, if any. In addition, because a quasi-reorganization requires that the Bank reflect its assets and liabilities at market value at the time of the reorganization, the Bank's capital position could be further impacted as a result of such an adjustment in the market value of the Bank's assets and liabilities. Finally, there can be no assurance that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses. As long as the Bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the Bank, or to order the Bank to levy an assessment on the shares of the Bank held by the Company sufficient to correct the impairment. As the Company is the sole shareholder of the Bank, the assessment would be made on the Company. The Company does not have the funds to satisfy such an assessment. Management believes, however, that the Superintendent has never exercised his bank takeover powers under Section 134 solely on the basis that a bank's capital is impaired under the standards set forth in Section 134.

         Management believes, although it cannot assure, that the Bank will be able to so demonstrate at such time as the Bank's problem assets are substantially resolved, that the Bank will be able to effect a quasi-reorganization. Management also believes that with the recent capital infusions, it is unlikely that the Superintendent would seek to take action solely on the basis of impaired capital under the Section 134 definition. There can be no assurance, however, that other circumstances such as insufficient liquidity or further operating issues will not arise that would provide incentive to the Superintendent to utilize the powers granted by Section 134.


RESULTS OF OPERATIONS

NET INTEREST INCOME

         The Company's net interest income decreased to $5.0 million from $5.9 million for the first nine months of 1995 from the same period in 1994, respectively, a decline of $904,000 or 15%. The decrease was the result of reductions in interest-earning assets partially offset by an increase in the Bank's interest margin. Average net interest-earning assets declined by 18% and average interest bearing liabilities decreased 12% for the first nine months of 1995 compared to the same period in 1994. The average interest margin increased twelve (12) basis points from 4.97% for the first nine months of 1994, to 5.09% for the first nine months of 1995 primarily as a result of a higher prime interest rate in the first nine months of 1995 compared to the same period in 1994.

          During the first nine months of 1995, average commercial loans were lower and fees related to loans were lower than in the same period in 1994. For the first nine months of 1995, average certificates of deposit were $49.4 million or 39% of total deposits and borrowings compared to $43.6 million or 24% of total deposits and borrowings for the same period in 1994.

         The Company's net interest income decreased to $1.6 million from $2.0 million for the third quarter of 1995 from the same period in 1994, respectively, a decline of $431,000 or 22%. Average interest-earning assets declined by 22% and average interest bearing liabilities decreased 28% for the third quarter 1995 compared to the same period in 1994. The average interest margin decreased forty (40) basis points from 5.56% for the third quarter 1994, to 5.16% for the third quarter 1995 primarily as a result of lower yielding investment securities, and higher cost of funds for deposits as a result of higher level of volatile deposits.

         Because the Bank is asset interest rate sensitive, the Company experienced a decline in its net interest income in the third quarter of 1995 as a result of the decline in prime rate. Because the change in deposit interest rates lag the change in loan interest rates, reductions in deposit costs are expected to occur beginning in the fourth quarter of 1995 as a result of the lower interest rate environment which began at the end of the second quarter 1995. In addition, management believes that a continuing decline in deposits and loans during the fourth quarter of 1995 is likely. See "FINANCIAL CONDITION" for additional discussion.

NON-INTEREST INCOME

         Non-interest income increased $611,000, from $1.5 million for the first nine months of 1994 to $2.1 million for the same period in 1995. The increase in the Company's service charges and fees of $158,000, a 52% increase over the same period in 1994, reflects the reduced frequency of fee waivers. The increase in income(loss) on the sale of assets was attributable to no losses incurred in first nine months of 1995 compared to a $180,000 loss on the redemption of mutual funds and loss on sale of certain mortgage-back securities incurred in the same period in 1994.

         Non-interest income increased $327,000, from $235,000 for the third quarter of 1994 to $562,000 for the same period in 1995. Other income was $16,000 for the third quarter of 1995 compared to a loss of $303,000 as a result of a non-recurring loss from investment in the BSFBC of $486,000. Stock option commissions and fees increased $23,000, or 7% as a result of increased volume of activities by holders of stock options. The increase in the Company's service charges and fees of $52,000, a 63% increase over the same period in 1994, reflects the reduced frequency of fee waivers.

         The increase in stock option commissions during the third quarter of 1995 compared to the same period in 1994 is primarily related to the activity in the stock market. In addition, the Bank's largest stock option clients are high-tech companies. A decline in the stock market, particularly high-tech stocks could significantly reduce the revenue related to stock options.

NON-INTEREST EXPENSE

         OPERATING EXPENSES

         The Company's operating expenses decreased by $8.0 million during the first nine months of 1995 compared to the same period in 1994 primarily as a result of staff reductions, occupancy cost reductions, reduction in the use and cost of professional services, lower litigation settlement costs, continued reductions to operating costs resulting from an expense control program, and, generally, as a result of lower costs related to lower loan and deposit volumes. Offsetting some of these reductions is an increase in data processing related expenses resulting from the outsourcing of the Bank's check processing function.

         The Company's operating expenses decreased by $2.8 million during the third quarter of 1995 compared to the same period in 1994 primarily as a result of reimbursement of certain legal and collection related costs, staff reductions, reduction in occupancy costs, reduction in the use and cost of professional services, and as a result of lower costs related to lower loan and deposit volumes. The Bank expects professional service related costs to continue to decline as legal and consulting related matters are reduced.

         NET INCOME(COST) OF REAL ESTATE OPERATIONS

         During the first nine months of 1995, net income(cost) of real estate operations improved by $7.6 million from a net cost of $6.8 million for the same period in 1994 to net income of $742,000 in 1995. The improvement is attributed to an increase in the Bank's net gain on sale of other real estate owned and decreases in provisions for losses, totaling $1.2 million for the first nine months of 1995, compared to provisions and loss on sale of other real estate owned of $5.0 million for the first nine months of 1994. In part, the decrease was due to a reduction in foreclosed properties and lower level of write-downs required for existing properties.

         The gain on sale of real estate owned recognized during the first nine months of 1995 related to several properties that had been written down in previous years. The Bank believes that additional recoveries may occur during the fourth quarter of 1995.

         During the third quarter net income(cost) of real estate operations improved by $2.9 million from a net cost of $3.1 million for the second quarter of 1994 to net cost of $219,000 for the same period in 1995. The decrease is attributed to a decrease in the Bank's provision of loss on sale of other real estate owned totaling $100,000 for the quarter ended September 30, 1995, compared to provisions and loss on sale of other real estate owned of $2.7 million for the quarter ended September 30, 1994. The Bank expects that continued reductions in non-performing assets will reduce the costs incurred for managing and carrying the assets.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         The Bank's liquid assets, which includes cash and short term investments totaled $40.8 million, or 34% of total assets, at September 30, 1995 compared to $40.1 million, or 25.6% of total assets, at December 31, 1994. The increase in the investments as a percentage of total assets was the result of net reduction in loans of $37.1 million, real estate owned of $4.0 million, and capital infusions of $4.7 million partially offset by a reduction in deposits of $38.7 million and the purchase of the remaining BSFBC limited partnership interest of $3.3 million during the first nine months of 1995.

         As of September 30, 1995, the Bank had pledged loans enabling the Bank to borrow up to $4.2 million from the Federal Home Loan Bank of San Francisco
(FHLB). The Bank drew on this lending facility during the first quarter of 1995. The Bank repaid the FHLB borrowing during the second quarter of 1995. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

         The Bank's short-term line of credit at the discount window with the Federal Reserve Bank was canceled during the first quarter of 1995 as a result of the Notification from the FDIC regarding its capital category as of March 28, 1995. The Bank has loans pledged to the FRB totaling $4.6 million which provide collateral to the FRB should the Bank be unable to meet its FRB cash letter requirements of up to $2.2 million.

         The Bank has a contingency funding plan which addresses possible funding and liquidity problems. This plan provides for an early warning system that monitors trends in the Bank's cash flow in addition to identifying sources of additional funds.

         The Bank's brokered certificates of deposit declined to $3.7 million as of September 30, 1995 from $12.6 million at December 31, 1994. The Bank's money desk deposits increased to $28.9 million as of September 30, 1995 from $14.9 million at December 31, 1994.

         During 1995 and 1994, because the Bank is the Company's primary asset and the Bank is unable to distribute any dividends, the Company's principal source of liquidity has been the repayment of loans and new capital from the issuance of its capital stock.

         CAPITAL

         At September 30, 1995, the Company's shareholders' equity was $6.8 million, compared to $2.1 million at December 31, 1994, primarily as a result of a contribution of $4.3 million in capital and net income of $312,000.

         The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of certain levels of capital and the Bank is under specific capital requirements as a result of the Orders and the Capital Order. As of September 30, 1995, the Company was in compliance with all federal industry capital requirements, but the Bank was not in compliance with the minimum leverage ratio of 7% mandated by the Orders. The increase in the Company and Bank's leverage ratio during the first half of 1995 was primarily the result of the capital infusion, from the nine months of operational income, and the reduction in average assets.

         The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1995:

                                                                     Minimum
                                                                     Capital
                                   Company           Bank        Requirement        Orders
                             -------------------------------------------------------------
Leverage ratio                      5.4%             5.4%             4.0%           7.0%
Tier 1 risk-based capital           7.2              7.2              4.0            N/A
Total risk-based capital            9.0              9.0              8.0            N/A


         During the second quarter of 1995, the Company's majority shareholder contributed $4.3 million in capital. The Company contributed $4.7 million of capital to the Bank upon receipt of the $4.3 million.

INVESTMENT ACTIVITIES

         At September 30, 1995, the Company's investment securities, including Fed funds sold, totaled $36.6 million, or 31% of total assets, compared to $28.7 million, or 18.3% of total assets, at December 31, 1994.

         At September 30, 1995, investment securities held-to-maturity were $623,000, compared to $9.2 million at December 31, 1994, and are carried at amortized cost. At September 30, 1995, the Company held $5.1 million of securities available-for-sale which have an unrealized gain of $26,000 that included as a separate component of shareholder's equity. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. During the second quarter of 1995, the Bank redeemed some of its shares of Federal Home Loan Bank Stock at book value to reduce the total stock owned to the minimum amount required under its borrowing facility.

         Investment securities available-for-sale of $5.1 at September 30, 1995 consist of treasury securities and mutual fund investments. Investment securities available-for-sale of $2.2 at December 31, 1994, consist primarily of treasury securities.

         The decrease in investment securities held-to-maturity of $8.6 million resulted from the maturity of the investment securities. As of September 30, 1995, the investment securities held-to-maturity are the Federal Home Loan Bank stock.

LOANS

         During the first nine months of 1995, total loans decreased by $37.1 million, from $106.5 million at December 31, 1994 to $69.4 million at September 30, 1995. The reduction resulted primarily from loan repayments. The Bank intends to reduce its exposure to loans collateralized by real estate which may result in further reductions to the existing loan portfolio. The composition of the Bank's loan portfolio at September 30, 1995 and December 31, 1994 is summarized as follows:

                                                   September 30,     December 31,
(Dollars in Thousands)                                  1995             1994
                                                   ------------------------------
Commercial and financial                             $  17,780        $  34,162
Real estate construction                                 9,787           12,624
Real estate mortgage                                    41,822           58,380
Net lease financing                                          2            1,286
                                                   ------------------------------
                                                        69,391          106,452
Deferred fees and discounts, net                          (232)            (388)
Allowance for possible loan losses                      (6,528)          (6,576)
                                                   ------------------------------
    Total loans, net                                 $  62,631        $  99,488
                                                   ==============================

         The classification of loans as of December 31, 1995 have been restated to be consistent with the classification of the September 30, 1995 loans. The loans have been reclassified to reflect the composition of the loan portfolio based on the loans' underlying collateral.

         Included in the loan portfolio are loans to facilitate the sale of the Bank's other real estate owned and real estate investment properties. Typically, these properties have been purchased from the Bank with certain minimum financing terms. The terms vary on a case-by-case basis, but depend heavily on the down payment and the financial strength of the borrower. The Bank's loans to facilitate the sale of other real estate owned and real estate investment were $16.9 million at September 30, 1995 compared to $23.6 million at December 31, 1994.

         CLASSIFIED ASSETS AND IMPAIRED LOANS

         Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. Certain loans identified as in-substance foreclosed are included in other real estate owned. The table below outlines the Bank's classified assets at September 30, 1995 and December 31, 1994:

                                                September 30,    December 31,
(Dollars in Thousands)                               1995            1994
                                                -----------------------------
Loans - performing                                 $ 19,046        $ 15,580
Non-accrual loans                                     8,734           9,377
Other real estate owned                               5,973          10,021
Real estate investments                                 308             682
                                                ---------------------------
    Total classified assets                        $ 34,061        $ 35,660
                                                ===========================


         Classified loans increased to $27.8 million as of September 30, 1995 compared to $25.0 million at December 31, 1994. The increase was primarily the result of the adverse classification under a new loan grading system of two loans with a total principal balance of $2.2 million. These loans were down graded as a result of certain credit quality concerns. These loans are performing under their contractual terms.

         The Bank was required by the Orders to reduce certain classified assets to no more than $40.0 million by September 30, 1994. See "Regulatory Directives and Orders -- Cease and Desist Orders." At September 30, 1995, the Bank was in compliance with the Orders.

         Effective January 1, 1995, the Company adopted FAS 114 as amended by FAS 118. The Company identified certain classified loans as impaired loans under FAS 114. Of the recorded investment in impaired loans of $16.6 million at September 30, 1995, the Company measured the impairment of $13.0 million using the collateral value method and $3.6 million using the discounted cash flow method. Total interest recognized on impaired loans during the first nine months of 1995 was $818,000.

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

         The Bank has discontinued evaluating the possible sale to a single buyer of part or all of the problem assets in its loan, other real estate owned, and real estate investment portfolios. The Bank is seeking to sell individual assets to interested buyers.

         NON-PERFORMING ASSETS

         Non-performing assets are comprised of non-accrual loans, in-substance foreclosed assets and real estate foreclosures. Non-performing assets were $14.7 million at September 30, 1995, down from $19.4 million at the end of 1994.

         During the first nine months of 1995, the reduction of $4.7 million in non-performing assets was primarily the result of OREO sales of $4.1 million, and non-performing loan payments and charge-offs partially offset by new non-accrual loans. Six new loans totaling $3.6 million were transferred to non-accrual status, $1.7 million of non-accrual loans were charged off, and $2.5 million in non-accrual loans were paid off. The Bank recorded $1.3 million in recoveries during the first nine months of 1995.

         At September 30, 1995 and December 31, 1994, other real estate owned, including in-substance foreclosed loans, was $6.0 million and $10.0 million, respectively. In-substance foreclosed loans are those in which the borrower has little or no equity in the collateral based on its fair value, the borrower has effectively abandoned control of the collateral so that many of the risks and rewards of ownership have been passed to the lender, and repayment of the loan can only be expected from the operation or sale of the collateral. An in-substance loan may be returned to a performing loan status if the existing borrower can pay all uncollected interest or provide for a principal reduction and can demonstrate the financial ability to maintain cash flow to support the loan for the foreseeable future. At September 30, 1995 and December 31, 1994, in-substance foreclosed loans were $416,000 and $2.6 million, respectively. As of September 30, 1995 and December 31, 1994, all other real estate owned (OREO) and real estate investments held for development were identified as classified.

         The Bank had no non-performing assets secured by subordinate deeds of trust as of September 30, 1995. Restructured loans totaled $5.9 million and $6.3 million at September 30, 1995 and December 31, 1994, respectively.

         The following table provides information on all non-performing assets at September 30, 1995 and December 31, 1994:

                                                                  September 30,       December 31,
(Dollars in Thousands)                                                 1995               1994
                                                                  --------------------------------
Non-accrual loans                                                      $ 8,734          $ 9,377
Other real estate owned                                                  5,973           10,021
                                                                   ----------------------------
    Total non-performing assets                                         14,707         $ 19,398
                                                                   ============================

Percentage of total loans and OREO outstanding                            19.5%            16.7%

         The percentage of total non-performing assets to total loans and OREO outstanding has increased as a result of the decline in total loans and OREO of $41.1 million to $75.4 million as of September 30, 1995 from $116.5 million as of December 31, 1995.

         In addition to the loans disclosed in the foregoing table, as of September 30, 1995, the Bank had approximately $444,000 in loans that were 90 days or more delinquent as to principle and interest payments and on accrual status. These loans were in the process of collection and paid off in full as to principle and interest in October 1995. As of September 30, 1995, approximately $2.2 million in loans were between 31 and 89 days delinquent. In the opinion of management, some of the loans delinquent between 31 and 89 days may have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. Approximately $1.8 million of the loans delinquent between 31 and 89 days are secured by first deeds of trust on real estate and $431,000 are secured by homeowner association assessments, or accounts receivable and inventory.

VALUATION ALLOWANCES

         The Company implemented SFAS No. 114 on January 1, 1995. The effect of SFAS No. 114 on the Company's financial statements is immaterial. As of September 30, 1995, $2.7 million in the allowance of loan losses was allocable to impaired loans which totaled $16.6 million.

         Allowance for Loan Losses

         The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

         Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks including present value of expected cash flows and fair value of real estate collateral. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the nine months ended September 30, 1995:

                                                                      September 30,
(Dollars in Thousands)                                                        1995
                                                                      ------------
Beginning balance of allowance for loan losses at December 31, 1994     $ 6,576
  Charge-offs                                                            (1,864)
  Recoveries                                                              1,316
  Provision                                                                 500
                                                                        -------
Ending balance of allowance for loan losses                             $ 6,528
                                                                        =======

         For the first nine months of 1995, the Company charged off all or a portion of thirteen loans. Recoveries were $1.3 million relating to 35 loans. The unallocated portion of the allowance for loan loss totaled $674,000 at September 30, 1995 compared to $373,000 at December 31, 1994. The increase in the unallocated allowance reflects the Bank's continued efforts to provide for the inherent losses in the entire loan portfolio.

         Allowance for Losses on Other Real Estate Owned

         The following table summarizes the other real estate owned loss experience of the Bank for the nine months ended September 30, 1995:

                                                                      September 30,
(Dollars in Thousands)                                                        1995
                                                                      -------------
Beginning balance of allowance for losses                              $ 19,404
  Charge-offs from sales of real estate owned                            (5,222)
  Provision                                                                 284
                                                                       --------
Ending balance of allowance for losses                                 $ 14,466
                                                                       ========

         The Bank recorded a net gain of $1.9 million on sale of seven OREO properties. The OREO properties are shown net of allowance for losses. There was a provision for loss on OREO during the first nine months of 1995 based on the quarterly review of the OREO portfolio. See "Results of Operations -- Net Cost of Real Estate Operations."

         Allowance for Losses on Real Estate Investments

         The following table summarizes the real estate investments loss experience of the Bank for the nine months ended September 30, 1995:

                                                                      September 30,
(Dollars in Thousands)                                                    1995
                                                                      -------------
Beginning balance of allowance for losses                                 $1,059
  Provision                                                                  349
                                                                          -----
Ending balance of allowance for losses                                    $1,408
                                                                          =====

        A provision for loss on real estate investments was required for the Bank's two remaining investment properties during the first nine months of 1995 based on the periodic review of property values and the intent of the Bank to offer these properties at prices which are expected to encourage an expedited sale.

BANK OF SAN FRANCISCO BUILDING COMPANY (BSFBC)

        During the third quarter of 1995, the Bank acquired all of the outside limited partnership interest in BSFBC for a total of $3.3 million. The cost in excess of bookvalue of $525,000 is being amortized over the life of the underlying lease through 2010 using the straight line method. As of September 30, 1995, the Bank holds all of the limited partnership interest and BSFRI holds 2.5% ownership interest as a general partner. BSFBC holds the lease on the Company's and Bank's headquarters at 550 Montgomery Street, San Francisco, California.

        The acquisition was accounted for by the purchase method. The consolidated financial statements include the accounts of BSFBC. The Company's consolidated operating results include the operations of BSFBC beginning July 1, 1995. The assets of BSFBC include leasehold improvements and leasehold interest totaling $5.5 million and investment securities totaling $1.3 million. The liabilities include other borrowings which were used to finance the acquisition of leasehold interest by BSFBC in 1986. The borrowing was repaid on October 31, 1995.

        As a result of the acquisition, the Company's consolidated premises and equipment increased to $8.8 million as of September 30, 1995 from $3.0 million as of December 31, 1994. As of September 30, 1995, the Company's premises and equipment is comprised of leasehold improvements totaling $5.7 million, lease interest totaling $2.0 million, premium paid to acquire BSFBC totaling $517,000, and furniture and equipment totaling $597,000. The acquisition, however, had the effect of reducing the Bank's occupancy costs.

DEPOSITS

         The Bank had total deposits of $108.5 million at September 30, 1995, compared to $147.1 million at December 31, 1994, a decrease of $38.7 million, or 26.3%. A summary of deposits at September 30, 1995 and December 31, 1994 is as follows:

                                                      September 30,  December 31,
(Dollars in Thousands)                                        1995          1994
                                                      --------------------------
Demand deposits                                           $ 18,493      $ 30,259
NOW                                                         23,613        39,652
Money market                                                15,586        25,250
Savings                                                      1,953         3,763
                                                          ----------------------
    Total deposits with no stated maturity                  59,645        98,924
                                                          ----------------------
Time deposits:
  Less than $100,000                                        41,926        37,989
  $100,000 and greater                                       6,923        10,235
                                                          ----------------------
    Total time deposits                                     48,849        48,224
                                                          ----------------------

    Total deposits                                        $108,494      $147,148
                                                          ======================

         The decline was attributed to decreases in private and business banking customer deposits of $29.3 million, Association Bank Services customer deposits of $10.2 million, and Trust deposits of $800,000, which were partially offset by increases in deposits related to Stock Option Lending of $425,000 and volatile deposits of $1.2 million.

         The Bank's primary focus is in private and business banking, with deposits totaling $36.9 million, or 34% of total deposits, at September 30, 1995, compared to $67.0 million, or 45.5% of total deposits, at December 31, 1994. Private and business banking customer deposits declined during the first nine months of 1995 primarily because of the Bank's redefinition of its loan products resulting in some customers reducing or closing their deposit account balances.

         The Bank is dependent upon other sources for deposits. Deposits acquired through its Association Bank Services function totaled $24.3 million, or 22% of total deposits at September 30, 1995, compared to $34.5 million, or 24% of total deposits at December 31, 1994. The decline during the first nine months of 1995 was due to certain association managers transferring their banking relationships to other financial institutions within their community. Subsequent to September 30, 1995, the manager of the Association Bank Services department resigned to join one of the Bank's competitors.

         Deposits acquired through the money desk operations totaled $28.7 million, or 26% of total deposits at September 30, 1995, compared to $14.9 million, or 10% of total deposits at December 31, 1994. Management plans to repay brokered deposits through the increase in money desk deposits as a result of the suspension of the brokered deposits waiver as discussed below. The Bank expects to maintain the level of money desk deposits during the remainder of the year with the intention of replacing the brokered deposits and to allow for a more orderly reduction of dependence on volatile deposits.

         The Bank's ability to accept brokered placements of deposits was restricted under FDICIA and FDIC regulations. As of September 30, 1995, the Bank had outstanding $3.7 million of certificate brokered deposits, all of which mature over the next four months. The Bank's brokered deposit waiver was suspended during the first quarter of 1995. The Bank may not accept or renew any brokered deposits without obtaining regulatory approval. Certain other transaction account deposits placed in the Bank by certain money managers were reclassified as brokered deposits. The aggregate amount of such deposits were $2.0 million at September 30, 1995. The Bank expects to file an application with the FDIC to reinstate the brokered deposit waiver, once it has raised sufficient capital to achieve the required capital level, to provide more flexibility in the management of deposits and liquidity. No assurance can be given that additional capital will be raised or that an additional waiver will be granted.

         Concentrations of brokered deposits and deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank was required to submit a plan to the FDIC and SBD to reduce the Bank's volatile liability dependency ratio to not more than 15%. The Bank's volatile dependency ratio at September 30, 1995 was 7.8%.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. The Bank has been dismissed from, or reached settlement or potential settlement in litigation or potential litigation matters which management deems material. In some instances the Bank has agreed to make certain payments. As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $536,500 as of December 31, 1994. The Company charged $411,000 to the reserve during the first nine months of 1995. As of September 30, 1995, the Company and/or the Bank are defendants in certain lawsuits for which the damages sought are, in the opinion of management, not substantial.

         The Company and the Bank have settled certain disputes with Mr. Donald
R. Stephens, a former Chairman of the Board and Chief Executive Officer of the Company who resigned in 1993.

Item 2 - Changes in Securities

Series D Preferred Shares

         The Board of Directors, pursuant to the Company's Certificate of Incorporation, has designated seven hundred fifty thousand (750,000) shares of the Company's preferred stock as "9% Series D Perpetual Preferred Stock" (the "Series D Preferred Stock"). During the Second Quarter of 1995, the Company sold two hundred fifteen thousand (215,000) shares of the Series D Preferred Stock, par value $.01 per share, to Putra Masagung, the Company's principal stockholder who owns approximately 97% of the Company's outstanding Class A Common Stock, for the purchase price of $20.00 per share (an aggregate purchase price of $4.3 million). The principal features of the Series D Preferred Stock are as follows:

         Dividends. Holders of shares of Series D Preferred Stock are entitled to receive out of funds legally available therefore, if, as and when declared by the Board of Directors of the Company, an annual cash dividend of One Dollar and Eighty Cents ($1.80) per share, payable semi-annually in April and October of each year, before any cash dividends can be paid on the common stock of the Company. Dividends on the Series D Preferred Stock are junior to payment of dividend at the stated annual rate of fifty-six Cents ($.56) per share on the Company's 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock") and all other series of preferred stock that the Company may issue in the future that are designated senior to the Series D Preferred Stock. No dividends or other distributions (other than those payable solely in common stock) shall be payable with respect to the Company's Class A Common Stock or any other stock junior to the Series D Preferred Stock during any fiscal year of the Company until cash dividends on each share of the Series D Preferred Stock shall have been paid in full or declared and set apart for payment in full during that fiscal year. Dividends on the Series D Preferred Stock are not cumulative and the Board of Directors has the right at any time to eliminate or defer such dividends during any fiscal year of the Company.

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

         Conversion. Shares of the Series D Preferred Stock are not currently convertible but will become so if the conversion feature is approved by the holders of a majority of the Class A Common Stock and Series B Preferred Stock (voting as a single class). If the conversion feature of the Series D Preferred Stock is so approved, each share of the Series D Preferred Stock will be come convertible into approximately 59 shares of Class A Common Stock as determined by a committee of the Board of Directors of the Company determined to be independent and without any personal interest in the determination of such conversion ratio, in consultation with the holder or holders of the Series D Preferred Stock. Moreover, if holders of a majority of the Company's Class A Common Stock and Series B Preferred Stock outstanding on the date that is thirty
(30) days following the date of the adoption of such shareholder resolution approving the conversion feature, the Series D Preferred Stock will be mandatorily converted into Class A Common Stock on the terms described above.

Risk Protection Rights

         In 1994, the Company issued 3,521,126 shares of Class A Common Stock to its majority shareholder in a private stock offering for $20.0 million in capital. Each unit sold under the private stock offering included a Risk Protection Right (the "RPR"). Under the RPR, additional Class A Common Stock would be issued to the holder of each RPR if a net loss were incurred on certain specified assets or as the result of losses incurred related to certain litigation actions. Adjustment shares, to a maximum of 9,723,000 shares, would have been issued to compensate for the losses related to specific assets and certain lawsuits none of which, as of September 30, 1995, have been issued. The Company's majority shareholder has relinquished his rights under the RPR.

Item 3 - Defaults Upon Senior Securities

         See "Note 1 -- Dividend Restrictions".


Item 4 - Submission of Matters to a Vote of Security Holders

         None


Item 5 - Other Information

         The Company's Class A Common Stock, par value $0.01 per share, is listed on the American Stock Exchange (AMEX). On April 10, 1995, the AMEX suspended trading of the Company's Class A Common Stock as a result of the Company no longer meeting certain AMEX listing requirements. On November 1, 1995, the Company informed the AMEX that it did not object to the removal of its Class A Common Stock from listing and registrations on the AMEX, and on November 2, 1995, the AMEX applied to the Securities and Exchange Commission for permission to delist the Company's Class A Common Stock.


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



                            The San Francisco Company
                            -------------------------
                                  (Registrant)



Date:  November 14, 1995            /s/ James E. Gilleran
      ------------------            ---------------------
                                    James E. Gilleran
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:  November 14, 1995            /s/ Keary L. Colwell
      ------------------            --------------------
                                    Keary L. Colwell
                                    Controller

EXHIBIT           EXHIBIT DESCRIPTION
  NO.

Ex-27           Financial Data Schedule