Form 10-K
period 1995-12-31
SAN FRANCISCO CO
filed 1996-03-29
CIK 351238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10198
                            THE SAN FRANCISCO COMPANY
             (Exact name of Registrant as specified in its charter)

 Delaware                                    94-3071255
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 550 Montgomery Street, 10th Floor
 San Francisco, California                                          94111
 (Address of principal executive office)                           (Zip Code)

       Registrant's telephone number, including area code: (415) 781-7810

           Securities registered pursuant to Section 12(b) of the Act:

 Title of Class                                      Name of Each Exchange
Class A Common Stock,                                on Which Registered
 $0.01 Par Value                                                    None

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

                               Yes  X     No
                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 17, 1996, was $2,018,092 computed by reference to the closing sales price of the Class A Common Stock as reported by Van Kasper & Company.

The Registrant had 5,765,978 shares of Class A Common Stock outstanding on March 12, 1996.

                       Documents Incorporated by Reference

The definitive Proxy Statement for the Registrant's 1996 Annual Meeting of
Shareholders        Part III

                            THE SAN FRANCISCO COMPANY

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENT

                                     PART I

                                                                                                              Page
                                                                                                              ----
Item 1.      Business.......................................................................................  1

               The Company and the Bank.....................................................................  1
               Private and Business Banking.................................................................  1
               Association Bank Services....................................................................  2
               Stock Option Services........................................................................  2
               Escrow Services..............................................................................  3
               Trust Services...............................................................................  3
               Real Estate Investment and Development Activities............................................  3
               Lending Activities...........................................................................  4
               Problem Asset Portfolio......................................................................  6
               Correspondent Banks..........................................................................  7
               Employees....................................................................................  7
               Competition..................................................................................  7
               Regulatory Agreement and Orders..............................................................  8
               Regulation and Supervision...................................................................  10
               Taxation.....................................................................................  18
Item 2.      Properties.....................................................................................  18
Item 3.      Legal Proceedings..............................................................................  19
Item 4.      Submission of Matters to a Vote of Security Holders............................................  19

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters .....................  20
Item 6.      Selected Financial Data........................................................................  22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .........  23
Item 8.      Financial Statements and Supplementary Data....................................................  41
Item 9.      Changes in and Disagreements on Accounting and Financial Disclosures...........................  73

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................  73
Item 11.     Executive Compensation.........................................................................  73
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................  73
Item 13.     Certain Relationships and Related Transactions.................................................  73

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  73

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

         The Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), is sold "over the counter". The closing price for the Class A Common Stock on March 17, 1996 was $0.35.

         The Bank currently specializes in providing private banking as well as business banking for individuals, their businesses and other businesses, primarily in the San Francisco banking market. See "-- Private and Business Banking." In addition, the Bank provides specialized services related to homeowners associations (see "-- Association Bank Services"), brokerage services (see "-- Stock Option Services") and escrow services (see "-- Escrow"). In the future, the Bank intends to establish specialized banking services for the Asian private banking market for individuals who require private banking services both in Asia and the United States.

         In 1995, the Company recorded its first year of profit since 1990. During the period from 1991 through 1994, the Company suffered an aggregate of $74.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $56.3 million of new capital by the Company's controlling majority stockholder, Mr. Putra Masagung. These losses nevertheless caused impairments of capital and the breach of various regulatory requirements that have led to the issuance of certain orders (the "Orders") by both state and federal bank regulatory authorities imposing restrictions and requirements on the Bank's business activities and requiring the timely resolution of problem assets. In addition, the Company entered into an agreement with the Federal Reserve Bank (the "FRB") which imposes restrictions and requirements on the Company's business activities. See "-- Regulatory Agreements and Orders."

         On February 26, 1996, the Company's majority shareholder committed to investing additional capital totaling $4.5 million in the Company in installments throughout 1996 in order to meet the minimum requirements of the Capital Order and the Orders, and to provide opportunity for growth. See "-- Regulatory Agreements and Orders." On March 20, 1996, the Company received $1.0 million of the $4.5 million committed by the Company's majority shareholder which was due on March 31, 1996.

         Certain reclassifications were made in the prior years' financial statements to conform to the current year presentation.

PRIVATE AND BUSINESS BANKING

         Private and Business Banking at the Bank combines highly personalized service with an array of products to meet the complex needs of its primary clients -- executives, professionals and high net worth or high income individuals and the private and closely held businesses with which these individuals are associated. The Bank has specialized in private banking since it began operations in 1979. In the San Francisco area, the Bank's focus on serving the needs of its clients has led it to offer a range of services, including general credit and depository services and specialized corporate escrow services.

         The Bank seeks to concentrate on establishing relationships with private and closely held businesses and their owners and operators. In particular, the Bank seeks relationships with individuals whose financial needs require customized banking programs. At December 31, 1995 and 1994, Private and Business Banking managed approximately $38.0 million and $67.0 million in deposits, representing approximately 36.0% and 45.5% of the Bank's total deposits, respectively. At December 31, 1995 and 1994, Private and Business Banking managed approximately $39.8 million and $72.7 million in loans, representing approximately 74.8% and 68.3% of the Bank's total loans, respectively.

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

ASSOCIATION BANK SERVICES

         Established in 1987, Association Bank Services operates throughout California and is a major provider of deposit and financial management services to homeowner and community associations in the State. The Bank offers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services to homeowner and community associations. In addition, the Bank offers lockbox and courier services, expedited deposit processing and special handling of accounts to simplify banking operations. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. A substantial portion of the Association Bank Services deposits are held in individual accounts that are 100% covered by FDIC insurance. At December 31, 1995 and 1994, the Association Bank Services Division accounted for approximately $3.2 million and $3.1 million in loans, representing approximately 6.1% and 2.9% of the Bank's total loans, respectively.

         At December 31, 1995 and 1994, the Association Bank Services accounted for approximately $22.9 million and $41.6 million in deposits, representing approximately 21.7% and 28.3% of the Bank's total deposits, respectively. The Bank also offers a certificate of deposit placement service (CD Placement) designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

         Although a substantial portion of the individual Association Bank Services deposit accounts are fully insured, a small number of "account managers" control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits, and thus on the Bank's liquidity. In August 1995, the manager and much of the staff of the Association Bank Services function left the Bank to join a competitor, whose services have been actively marketed to the Bank's customer base. Since September 30, 1995, there has been a decline of 5% in Association Bank Service customer deposits, but management does not anticipate that a significant loss of customer deposits is likely. However, there can be no assurance that the Bank will be able to continue to stem the loss of such deposits.

STOCK OPTION SERVICES

         Begun in 1984, Stock Option Services provides a range of brokerage services combined with a program to facilitate the exercise of stock options by employees of publicly held companies. The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost.

         In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell the stock thus acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price to the company granting such options, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At December 31, 1995 and 1994, the total amount of the Bank's stock option loans outstanding was $1.2 million and $2.1 million, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

         Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income of Stock Option Services. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of fee income and service activities exposes the Bank to the possibility of losing certain important clients. This concentration of accounts leaves the Bank vulnerable to losing a large source of fee income with the departure of a few clients. Management considers the fee income produced by this activity to be highly volatile, and there can be no guarantee that income levels from the activity can be maintained at current levels.

         Stock Option Services is a substantially self-funding activity with associated deposit balances closely tracking outstanding loan balances. Because Stock Option Services' deposits are primarily non-interest bearing demand deposit accounts, the Bank benefits from them by reducing its cost of funds. Management believes that most of these clients are in industries that continue to present growth opportunities. Accordingly, stock option programs should represent a continuing component of such clients' overall compensation programs. In addition, the Bank is expanding its marketing efforts to increase revenue resulting from discount brokerage services and to diversify its client base.

ESCROW SERVICES

         Begun in 1989, the Corporate Escrow Services Department ("Escrow") provides a service for all non-real estate escrows, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow has always made a modest contribution to operating profit and provides a modest amount of deposits to fund other business activities. At December 31, 1995 and 1994, Escrow managed approximately $8.0 million and $6.6 million in deposits, representing approximately 7.6% and 4.5% of the Bank's total deposits, respectively.

TRUST SERVICES

         The Bank was granted trust powers in late 1989, and beginning in 1990, began to combine the personalized services of private banking with comprehensive investment management services. The Trust activities have never achieved the size necessary to generate the revenues required to cover its direct costs. As a result the Bank has elected to suspend its Trust activities in 1996. The Bank has so notified its existing Trust clients who are expected to transfer their trust accounts during the first quarter of 1996. It is expected that the Bank will resume trust activities in the future when the Bank has achieved a net income level sufficient to support the investment required to increase trust fee revenues to a self sustaining level.

REAL ESTATE INVESTMENT AND DEVELOPMENT ACTIVITIES

         Management has withdrawn the Bank from all real estate development activities. From 1985 through 1992, the Bank was engaged in commercial and residential real estate development through Bank of San Francisco Real Estate Investors ("BSFRI"), a wholly-owned subsidiary of the Bank. Then-applicable regulations and practices of the FDIC and the Federal Reserve Board permitted state-chartered bank subsidiaries of bank holding companies to engage in real estate investment activities if such activities were permitted under state law (as was the case in California). Under FDICIA (see "--Regulation and Supervision -- Federal Deposit Insurance Corporation Improvement Act of 1991"), the Bank is no longer permitted to engage in real estate development activities and must dispose of assets acquired for such purposes. See "-- Regulation and Supervision." As required by FDICIA, the Bank had filed an plan to continue the orderly divestiture of its real estate investments by December 19, 1996.

         BSFRI's activities were substantially cut back after 1989. During 1995, BSFRI did not sell any property. During 1994, BSFRI sold one property. At December 31, 1995 and 1994, real estate investment totaled $236,000 and $682,000, or approximately 0.2% and 0.4%, respectively, of the Company's total assets, excluding real estate accounted for as Bank premises.

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

         At December 31, 1995 and 1994, the Bank had net loans outstanding of $47.1 million and $99.5 million, respectively, which represented approximately 44.6% and 67.6% of the Bank's total deposits at those dates and approximately 41.0% and 63.5% of the total assets of the Company. During 1995, the Bank originated $32.3 million of new loans, compared with $30.5 million of new loans during 1994. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity and amount of the loans and have been subject to competitive pressures, money market rates, funds availability and governmental regulations. Approximately 83.2% of the Bank's loans have interest rates that either adjust with the Bank's prime rate or mature within 90 days.

         As of December 31, 1995 and 1994, approximately 70.0% and 70.9%, respectively, of the Bank's loans were secured by real estate. While the percentage declined slightly, total loans secured by real estate actually declined to $37.0 million as of December 31, 1995 from $75.5 million as of December 31, 1994. A loan may be secured by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate and even though the principal source of repayment is not the sale of the real estate serving as collateral. However, in accordance with the terms of the Orders the Bank has agreed to diversify its risk by reducing the Bank's exposure to real estate lending and investment. See "-- Regulation and Supervision."

     LENDING POLICIES AND PROCEDURES

         The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan and Investment Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital on secured loans and to 15% of capital on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. The Bank has established its own internal limits on the outstanding balance of any single loan to a maximum of $1.0 million. Any new or renewed loan for over $100,000 requires the approval of the Loan and Investment Committee of the Board.

         The Bank assesses the lending risks, economic conditions and other relevant factors related to the quality of the Bank's loan portfolio in order to identify possible credit quality risks. The Bank has requested its external auditors, KPMG Peat Marwick LLP, to perform certain agreed upon procedures beyond the scope of its external audit procedures in relation to certain loans selected by the Bank. The credit review consultants review a sample of loans periodically and report the results of its findings to the Audit Committee of the Bank's Board of Directors. Results of reviews by the credit review consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management in determining the level of the allowance for loan losses. In addition, the allowance for loan losses is reviewed and measured against the analysis of individual credits when the potential for loss exceeds amounts assigned to assets of similar risk classifications because of collateral values, payment history or economic conditions.

         When a borrower fails to make a required payment on a loan, the loan is classified as delinquent. If the delinquency is not cured, workout procedures are generally commenced. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures and suits for collection, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent as to principal and interest for more than 90 days, or earlier, if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. During the period in which a loan is on non-accrual status, any payment received may be used to reduce the outstanding loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is expected. Loans that are well secured and in the process of collection remain on accrual status.

         The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan than from allowing the loan to be foreclosed or seeking other forms of collection.

     CREDIT QUALITY

         In its lending operations, the Bank continues to take steps to strengthen its credit management practices and to improve the overall quality of the loan portfolio. Such steps include instituting more stringent underwriting standards and emphasizing lending to small businesses, corporations and individuals for cash flow, inventory funding and other investments. As a result of the desire to reduce concentrations of real estate loans, the Bank has substantially eliminated its origination of land acquisition and development loans other than lending to community redevelopment projects and funding outstanding commitments. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Valuation Allowances."

     COMPOSITION OF LOAN PORTFOLIO

         The composition of the Bank's loan portfolio at December 31 is summarized as follows:

                                                                At December 31,
                                     -----------------------------------------------------------------
(Dollars in Thousands)                    1995         1994         1993         1992             1991
                                     -----------------------------------------------------------------
Real estate mortgage                 $  31,388    $  62,149    $  82,403    $  90,099        $ 120,264
Real estate construction                 5,661        9,004       14,023       37,659           61,756
Commercial and financial                16,128       35,268       53,084      107,955           99,343
Net lease financing                         31           31          230          363              490
                                     -----------------------------------------------------------------
                                        53,208      106,452      149,740      236,076          281,853
Deferred fees and discounts, net          (180)        (388)        (550)        (863)          (1,162)
Allowance for possible loan losses      (5,912)      (6,576)      (8,050)      (8,400)
                                     -----------------------------------------------------------------
Total loans, net                     $  47,116    $  99,488    $ 141,140    $ 226,813        $ 272,280
                                     =================================================================

         The following table presents the loan portfolio at December 31, 1995 based upon various contractually scheduled principal payments allocated to maturity categories. This table does not reflect anticipated prepayment of loans.

                                                                 One to         After
                                                   Within          Five          Five
(Dollars in Thousands)                           One Year         Years         Years         Total
                                                 --------------------------------------------------
Real estate mortgage                              $ 9,103       $12,731       $ 9,554       $31,388
Real estate construction                            5,661            --            --         5,661
Commercial and financial                           11,748         4,069           311        16,128
Net lease financing                                    31            --            --            31
                                                 --------------------------------------------------
     Total loans                                  $26,543       $16,800       $ 9,865       $53,208
                                                 ==================================================

         Loans due in one year or more include $7.7 million with fixed interest rates and $18.9 million with floating or adjustable rates based on prime rate.

         Construction Lending and Real Estate Mortgage Lending. Historically, the Bank has made loans to finance the construction of commercial, industrial and residential properties and to finance land development. Presently, the Bank's policy is not to make such loans. From time to time, the Bank sought participants to share in the funding of real estate construction loans. At December 31, 1995 and 1994, real estate construction and mortgage loans constituted approximately 69.6% and 67.5%, respectively, of the Bank's gross loans outstanding. In 1993, management decided to reduce the Bank's real estate construction lending activities in order to help further diversify the

Bank's loan portfolio. Accordingly, gross real estate construction loans outstanding declined $3.3 million or 37.1%, and $5.0 million or 35.8% at December 31, 1995 and 1994, respectively.

         The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non- revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition of real property securing the loan. The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrowers' cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. Real estate mortgage loans accounted for approximately 59.0% of the Bank's gross loans outstanding as of December 31, 1995 and 1994.

         At December 31, 1995 and 1994, residential mortgage loans accounted for $3.5 million and $4.2 million, or 6.6% and 4.0% of gross loans outstanding, respectively.

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

         As of December 31, 1995 and 1994, the Bank had commercial and financial loans outstanding of $16.1 million and $33.3 million constituting approximately 30.3% and 31.3% of the Bank's gross loans, respectively. As of December 31, 1995, approximately 72.8% of the Bank's gross commercial and financial loans were scheduled to mature within one year. During 1995, no single commercial client accounted for more than 2.9% of the Bank's outstanding loan financings.

         At December 31, 1995 and 1994, the total amount of the Bank's stock option loans outstanding was $1.2 million and $2.1 million, respectively. See "-- Stock Option Services."

PROBLEM ASSET PORTFOLIO

         The Bank's problem assets portfolio consists of non-performing loans, real estate held after foreclosure ("other real estate owned" or "OREO"), real estate with an impaired value that was originally acquired by the Bank for its own development and loans that are performing but otherwise have undesirable characteristics (as a result, for instance, of impaired collateral or adverse developments with respect to the borrower's ability to service the loan out of the cash flow of the collateral property). As a result of the Bank's real estate lending and the weak economic condition of the California real estate markets, a significant number of loans and investments made by the Bank from 1985 through 1992 have subsequently proven difficult or impossible to recover without incurring losses. As of December 31, 1995, the Bank had $7.5 million in problem loans and $7.8 million in other problem assets (OREO and real estate investments).

         In 1995, the Bank reduced its problem asset portfolio by $4.8 million, from $20.1 million to $15.3 million, in accordance with the requirements of the Orders (See "-- Regulatory Agreement and Orders"), through resolutions, charge offs and improvements in loan quality. Of the $15.3 million of problem assets in the Bank's portfolio at December 31, 1995, properties classified by the Bank as other real estate owned comprised 49.0% of the total value of the problem asset portfolio and 49.0% was held on a non-accrual basis. Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb expected losses that might result from the Bank's current strategies to resolve the problem assets.

         Presently, the Bank's strategies include the reduction of problem assets through individual sales and workout plans. Management expects that such efforts would not be likely to entail further write downs of the problem assets but there can be no assurance of this.

CORRESPONDENT BANKS

         The Bank has correspondent relationships with twelve banks for the purpose of check clearing, selling federal funds, buying and selling investment securities, the safekeeping of investment portfolio and related record keeping, stock registration and stock transfer services, credit card issuance and servicing, and issuance of letters of credit.

EMPLOYEES

         At December 31, 1995, the Company and the Bank employed 47 persons, consisting of 44 full-time and 3 part-time employees.

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

REGULATORY AGREEMENT AND ORDERS

     CAPITAL ORDERS

         On March 24, 1995, the California State Banking Department (the "SBD") issued an order for the Bank to increase its capital (the "Capital Order"). The Capital Order required that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum amount necessary to at least equal the amount of capital necessary to increase shareholder's equity to not less than 7.0% of total tangible assets (the "Leverage Capital") on or before June 30, 1995. During the second quarter 1995, the Company received contributions totaling $4.3 million in capital from its majority shareholder. The Company contributed $4.7 million to the Bank during the second quarter of 1995. As of December 31, 1995, with the second quarter 1995 infusion of capital and the 1995 earnings, the Bank is considered adequately capitalized for the purpose of the industry standard capital categories and the FDIC has so notified the Bank.

         On February 26, 1996, the Company's majority shareholder committed to investing additional capital totaling $4.5 million in the Company in installments throughout 1996 in order to meet the minimum requirements of the Capital Order and the Orders as described below. On March 20, 1996, the Company received $1.0 million of the $4.5 million committed by the Company's majority shareholder which was to be received by March 31, 1996. The Company contributed the capital to the Bank. As a result of the March 20, 1996 capital contribution, the Bank expects to meet the minimum Leverage Capital ratio of 7% as of March 31, 1996, but the Bank is not in compliance with the Capital Order. No assurances have been given that the SBD will refrain from taking action against the Bank to enforce its Capital Order should the Bank's Leverage Capital ratio fall below the 7.0% minimum requirement.

     FEDERAL RESERVE BOARD WRITTEN AGREEMENT

         On December 16, 1994, the Company and the FRB entered into a Written Agreement (the "Agreement") that supersedes the previous FRB directive dated April 20, 1992. The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

         The Company was also required to submit to the FRB an acceptable written plan to improve and maintain an adequate capital position, a comprehensive business plan concerning current and proposed business activities, and a comprehensive operating budget for the Bank and the consolidated Company. In addition, the Board of Directors was required to submit an acceptable written plan designed to enhance their supervision of the operations and management of the consolidated organization.

         The Company has filed all of the required submissions with the FRB in accordance with the Agreement and management believes the Company is in compliance with the Agreement.

     CEASE AND DESIST ORDERS

         On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the SBD that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the then most recent full-scope FDIC and SBD Report of Examination of the
Bank), to no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer, and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

         The findings of the FDIC and SBD at their recent examination which began January 29, 1996 were the Bank was not in compliance with certain provisions of the Orders. As of December 31, 1995, the Bank did meet the industry-wide capital requirements but failed to meet the 7% leverage ratio imposed by the Orders. With the $1.0 million in capital contributed on March 20, 1996, the Bank expects to meet the minimum capital requirement of the Orders. The Bank reduced its volatile liability dependency ratio to below the requirement of the Order of 15% to negative 17% as of December 31, 1995. Management believes that as of March 29, 1996 it is in substantial compliance with the requirements of the Orders.

     CAPITAL IMPAIRMENT ORDERS

         The California Financial Code (the "Financial Code") requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of his or her order. Under
Section 134(b) of the Financial Code, the "contributed capital," defined as all shareholders' equity other than retained earnings, of a bank is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. Under Section 662 of the Financial Code, the Superintendent has the authority, in his or her discretion, to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi- reorganization, which may include eliminating its deficit retained earnings, under Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

         As of December 31, 1995, the Bank had contributed capital of $70.9 million and deficit retained earnings of $64.0 million, or approximately 90.3% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $35.6 million. The Superintendent issued orders, most recently on February 5, 1996, to the Bank to correct the impairment of its contributed capital within 60 days. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital.

         In response to the February 5, 1996 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its business plan, and as the Company continues to consider the requirements for a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future. As long as the Bank's contributed capital is impaired, the Superintendent is authorized to take possession of the property and business of the Bank, or to order the Bank to comply with the legal requirement and levy an assessment on the shares of the Bank held by the Company sufficient to correct the impairment. As the Company is the sole shareholder of the Bank, the assessment would be made on the Company. The Company does not have the funds to satisfy such an assessment. Management believes, however, that the

Superintendent has never exercised his bank takeover powers under Section 134 solely on the basis that a bank's capital is impaired under the standards set forth in Section 134.

REGULATION AND SUPERVISION

         Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

     THE COMPANY

         The Company, as a bank holding company, is subject to regulation under the U.S. Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with and subject to the supervision of the FRB. It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks and conduct its operations in an safe or sound manner.

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

         The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank is not permitted to condition an extension of credit on a customer obtaining other services provided by it or the Company, or on a promise by the customer not to obtain other services from a competitor. The FRB is, however, becoming increasingly receptive to pricing rebates conditioned upon the Bank customer purchasing bundled groups of services. In addition, applicable federal law imposes certain restrictions on transactions between the Bank and its affiliates. As an affiliate of the Bank, the Company is subject, with certain exceptions, to the provisions of federal law imposing limitations on, and requiring collateral for, loans by the Bank to any affiliate.

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

         The regulations of state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the payment of dividends, potential expansion, and the maximum rates of interest allowed on certain deposits.

         The Bank is subject to regulatory and operating restrictions pursuant to several orders and a notification issued by the FDIC and SBD. These orders and restrictions are discussed in full in "Regulatory Agreement and Orders".

     CAPITAL ADEQUACY REQUIREMENTS

         The Company is subject to the FRB's capital guidelines for bank holding companies while the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks and to similar rules under California banking law. As noted below, the Federal banking agencies have solicited comments on a proposed regulation which would impose additional capital requirements on banks based on the interest rate risk inherent in a bank's portfolio. While press reports have suggested that this proposal will not be adopted, the banking agencies have not withdrawn it.

         The FRB has established a minimum leverage ratio of 3% Tier 1 capital1 to total assets for bank holding companies that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

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

         The FDIC has established risk-based and leverage capital regulations for state nonmember banks which are similar to the FRB's capital guidelines for bank holding companies. In addition to these capital requirements, the Orders require the Bank to meet an individual minimum capital requirement after September 30, 1993 of 7% for Tier 1 capital to total average assets (leverage ratio). The Bank's leverage capital ratio was 6.0% as of December 31, 1995. See "-- Regulatory Agreement and Orders."

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

         In addition, any future payment of dividends by the Bank is subject to meeting the state law requirement that amount of funds available for a cash dividend shall be the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, cash dividends may be paid with the prior approval of the SBD, in an amount

-------------------------
1/ Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

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

     Prompt Corrective Action

         FDICIA amended the Federal Deposit Insurance Act (the "FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater and earlier scrutiny and more restrictions on institutions as their requirements for additional capitalization increases.

         FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized;2 (b) Adequately Capitalized;3 (c) Undercapitalized;4 (d) Significantly Undercapitalized;5 and (e) Critically Undercapitalized.6 All insured institutions (i.e., the Bank) are barred from making capital distributions or paying management fees to a controlling person (i.e., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories. At December 31, 1995, the Bank was considered adequately capitalized.

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

-------------------------------

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

         Critically undercapitalized institutions are required to enter into a written agreement to increase Tier I leverage capital to such level as the FDIC deems appropriate or the institution may be subject to termination of insurance action by the FDIC. The written agreement would require the immediate efforts by the institution to acquire the required capital.

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

     Conservatorship and Receivership

         FDICIA adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution including: (a) substantial dissipation of assets or earnings due to an unsafe or unsound practice or any violation of law or regulation; (b) existence of an unsafe or unsound condition; (c) any willful violation of a cease and desist order; (d) any concealment of assets, records, books or papers from any federal or state bank regulatory agency; (e) likely inability of the institution to meet obligations in the normal course of business; (f) losses threatening capital;
(g) the institution becomes undercapitalized where certain factors are present suggesting the institution may not become adequately capitalized; or (h) the institution is critically undercapitalized or otherwise has substantially insufficient capital. The FDIC's March 28, 1995 Notification of Capital Category included a determination that the Bank was critically undercapitalized thus making the Bank eligible for conservatorship or receivership. As of December 31, 1995, the Bank is considered adequately capitalized for the purpose of the industry standard capital categories and the FDIC has so notified the Bank.

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

     Deposit Insurance Premiums

         The FDIC currently charges higher deposit insurance premiums on banks which pose greater risks to the deposit insurance fund. Under the rule, a bank is required to pay an annual insurance premium for domestic deposits, depending upon the bank's risk classification. A bank's risk classification is determined by the FDIC according to the bank's capital ratios and the FDIC's evaluation of the bank based upon federal and state supervisory examinations and other relevant information. Under the classification system, the FDIC has assigned the Bank its medium risk classification and set the Bank's deposit insurance premium at 0.24% of average deposits.

     Restrictions on Insured State Bank Activities and Investments

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

         These regulations also impose new restrictions on real estate investments, requiring that undercapitalized banks with subsidiaries holding impermissible equity investments in real estate have ceased the activity by June 8, 1994, and divest the subsidiary or the real estate investments owned by the subsidiary as soon as practicable, but in no event later than December 19, 1996. State banks also must obtain the prior consent of the FDIC before making real estate loans other than in compliance with guidelines established for national banks. The Bank has conducted real estate investment activities through its subsidiary BSFRI. As required by FDICIA, the Bank has filed an application to continue the orderly divestiture of its real estate investments until December 19, 1996. The Bank was granted until December 31, 1995 to effect an orderly divestiture of its real estate investments. Although the divestiture has not yet been completed, the FDIC has not taken enforcement action against the Bank with respect to such divestiture. The Bank has filed a request to extend the application to continue the orderly divestiture by December 19, 1996.

     Proposed Standards on Safety and Soundness

         Pursuant to the requirements of FDICIA, recent FDIC and FRB regulations promulgated under the Federal Deposit Insurance Act (FDIC Regulation Part 364 and FRB Regulation 12 CFR Sections 263.300-305) provide new safety and soundness standards for insured non-member banks and bank holding companies.

         The new Interagency Guidelines for Establishing Standards for Safety and Soundness set out a series of criteria for a financial institution's own policies, procedures, and systems in the areas of internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In addition, criteria are provided as to what may constitute excessive compensation.

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

         Loans extended to any of the above persons must comply with loans-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and following credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non- insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

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

     RECENT FEDERAL AND STATE LEGISLATION

     FEDERAL

         In late September of 1994, two major pieces of financial services legislation were signed into law.

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

         Money Laundering Title IV addressed reform of Currency Transaction Reports to increase their usefulness to the Federal Government and to various law enforcement agencies in combating money laundering. The measure also calls for improvement in the identification of money laundering schemes, better controls over negotiable instruments drawn on foreign banks by making them subject to reporting, and uniform licensing and registration of check cashing and money transmitting businesses, which may be used to facilitate illegal currency transactions. A new form of reporting suspicious transactions and activity has recently been promulgated.

         Flood Insurance Title V, the "National Flood Insurance Reform Act of 1994" reforms the financial condition of the National Flood Insurance Program
(NFIP). This legislation requires improved compliance with the mandatory purchase requirements of the NFIP by bank lenders and secondary market purchasers.

         Mergers and Acquisitions The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 liberalizes both interstate banking by way of bank subsidiaries and provides for phased-in direct interstate branch banking. Specifically, Title I of the Interstate Banking Act allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment. Another important provision allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of State banks, or "opting-out" of interstate mergers entirely and as noted below, California has "opted in" the interstate banking effective October 2, 1995. Through interstate merger transactions, banks will be able to acquire branches of out-of-State banks by converting their offices into branches of the resulting bank. The Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches.

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

         Title I also requires each Federal banking agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-State banks are reasonably helping to meet the credit need of communities where they operate. These agencies are required to conduct evaluations of overall Community Reinvestment Act performance of institutions with interstate branches. New procedural requirements are also required of the Federal banking agencies pertaining to agency preemption opinion letters and interpretive rules in connection with community reinvestment, consumer protection, fair lending and establishment of interstate branches.

         From the competitive viewpoint, the direct interstate banking and enhanced interstate banking could be expected in increase the level of competition faced by the Company and the Bank in California as well as widen the universe of buyers of attractive banks in California.

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

         On October 2, 1995, a California interstate banking and branching law became effective to implement the Federal interstate act described above. This legislation "opted out" of the de novo branching and single branch acquisitions and "opted in" as of October 2, 1995 to the interstate acquisition of whole banks which have been in existence for more than five years. The new legislation also authorized expanded correspondent bank agency relationships among affiliated and unaffiliated insured banks. Like the federal act, this new legislation will both increase competition and increase the number of buyers of attractive California banking franchises.

         Legislation known as the State Bank Parity Act give the California Superintendent of Banks regulatory authority to seek to remove competitive advantages granted to national banks by Congress and the Comptroller of the Currency.

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

     RECENT REGULATIONS AND GUIDELINES

     Interest Rate Risk

         As required by FDICIA, the federal banking agencies have solicited comments on a proposed method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposure. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. Institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. While press reports have suggested that this proposal will not be adopted, the banking agencies have not withdrawn it.

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

         Accordingly, the FDIC has issued guidelines to state non-member banks which recommend, among other things, establishing a compliance and audit program to monitor bank's mutual funds sales activities and compliance with applicable federal securities laws, providing full disclosure to customers about the risks of such investments (including the possibility of loss of principal investment), conducting securities activities of bank subsidiaries or affiliates in separate and distinct locations, and prohibiting bank employees involved in deposit-taking activities from selling investment products or from giving investment advice. Banks are also required to establish qualitative standards for the selection and marketing of the investments offered by the bank and maintain appropriate documentation regarding suitability of investments recommended to bank customers.

TAXATION

         The effective tax rates for the years ended December 31, 1995, 1994 and 1993, were 31.3%, 0.4% and 1.7%, respectively. The Company's Delaware Franchise tax expense is included in income tax expense. For each of the years ended December 31, 1995, 1994 and 1993, the federal statutory tax rate applicable to the Company was 34.0%, (34.0)% and (34.0)%, respectively. Because the Company has utilized all of its ability to carryback net operating losses, much of the 1995, 1994 and 1993 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1995, the Company has net operating loss carryforwards for federal tax purposes of approximately $46.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $27.0 million, which expire in 1998, 1999, and 2000. The Company has rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expires in 2004 and 2005. In addition, the Company has tax credits of approximately $275,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and a possible change in ownership in future years.

ITEM 2 - PROPERTIES

         The following table sets forth certain information concerning the Bank's significant real property lease commitments:

                                 Square        Expiration of    Renewal
Banking Offices                  Footage       Current Lease    Period(s)
---------------                  ----------------------------   ---------
550 Montgomery Street            89,000           2010          One option for an additional
San Francisco, CA                                               25 years

         The Bank has a long term lease on 550 Montgomery Street, an 89,000 square foot, historically significant office building on Clay and Montgomery Streets in San Francisco's Financial District. The building serves as the administrative and banking headquarters of the Company and the Bank. The Bank currently subleases 48,682 square feet. An additional 14,100 square foot will be made available for sublease in 1996.

         The net rental expense and occupancy expenses for all leases of premises were approximately $1.2 million and $2.1 million for each of the two years ended December 31, 1995 and 1994.

BANK OF SAN FRANCISCO BUILDING COMPANY (BSFBC)

         During the third quarter of 1995, the Bank acquired all of the outside limited partnership interest in BSFBC for a total of $3.3 million. The cost in excess of book value of $525,000 is being amortized over the life of the underlying lease through 2010 using the straight line method. As of December 31, 1995, the Bank holds all of the limited partnership interest. BSFBC holds the lease on the Company's and Bank's headquarters at 550 Montgomery Street, San Francisco, California.

         The acquisition was accounted for by the purchase method. The consolidated financial statements include the accounts of BSFBC. The Company's consolidated operating results include the operations of BSFBC beginning July 1, 1995. On the acquisition date, the assets of BSFBC included leasehold improvements and leasehold interest totaling $5.5 million and cash equivalent investment securities totaling $1.3 million. The liabilities include other borrowings which were used to finance the acquisition of leasehold interest by BSFBC in 1986. The borrowing was repaid on October 31, 1995.

         As a result of the acquisition, the Company's consolidated premises and equipment increased to $8.7 million as of December 31, 1995 from $3.0 million as of December 31, 1994. As of December 31, 1995, the Company's premises and equipment is comprised of leasehold improvements totaling $5.6 million, lease interest totaling $2.0 million, premium paid to acquire BSFBC totaling $508,000, and furniture and equipment totaling $617,000. The acquisition, however, had the effect of reducing the Bank's occupancy costs.

ITEM 3 - LEGAL PROCEEDINGS

LITIGATION

         Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. The Bank has been dismissed from, or reached settlement or potential settlement in litigation or potential litigation matters which management deems material. In some instances the Bank has made or agreed to make certain payments. As a result of the settlement or potential settlement of certain lawsuits, the Company established a litigation reserve of $536,500 as of December 31, 1994. The Company charged $411,000 to the reserve during 1995. Litigation reserve balance at December 31, 1995 was $126,000. Based upon information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MARKET

MARKET INFORMATION

         The Company's Class A Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "SFH" until April 14, 1995 and was delisted in November 1995. The closing sale price for the Class A Common Stock on the AMEX on April 12, 1995 was $4.50. The following table sets forth the high and low closing sale prices for the Class A Common Stock on the AMEX from January 1994 to April 1995, and in the over-the-counter market from November to December 31, 1995.

                                               1995              1994
                                        ---------------    -----------------
Quarter                                  High       Low      High        Low
                                        ---------------    -----------------
First                                   $6.75     $4.50    $37.50     $22.50
Second (through April 12, 1995)          4.50      4.50     31.25      15.00
Third                                      --        --     17.00      10.00
Fourth                                   0.25      0.25     10.00       6.50

         The Series B Preferred Shares had been listed on the American Stock Exchange since their issuance in October 1988. In March 1990, the Company received approval from the Securities and Exchange Commission to delist the Series B Preferred Shares, pursuant to Rule 12d2-2(d), under the Securities Exchange Act of 1934, as amended. The Series A and Series C Preferred Shares have never been listed on any exchange or traded in any other public market, and none were outstanding at December 31, 1995. The Series D Preferred Shares have never been listed on any exchange or traded in any other public market. At December 31, 1995, 215,000 shares of Series D Preferred shares were outstanding.

         The closing sales prices for the Class A Common Stock have been adjusted to reflect the effect of the 1 for 20 reverse stock split that occurred on May 23, 1994.

HOLDERS

         As of December 31, 1995, the number of holders of record of the Company's Class A Common Stock and Series B Preferred Shares was 382 and 13, respectively, which management believes is in each case less than the number of beneficial owners whose shares are held in nominee names. As of December 31, 1995, the Company's majority shareholder holds all of the outstanding Series D Preferred Shares. As of December 31, 1995, there were no Series A or C Preferred Shares outstanding.

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

         The payment of cash dividends by the Bank to the Company is subject to certain regulatory restrictions set forth in the California Financial Code. The Bank and the Company have amended the Certificate of Determinations of Rights, Preferences, Privileges and Restrictions of the 8% Series B Convertible Preferred Stock issued by the Bank to the Company to provide that dividends on the Bank's 8% Series B Convertible Preferred Stock shall be cumulative from year to year. The Bank's Board of Directors has decided to suspend future payment of dividends on the Preferred Stock to the Company, and the FRB Directive prohibits the Company from paying any dividends without the prior approval of the FRB. See "-- Regulatory Agreement and Orders" for a discussion of these restrictions.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers and any persons holding ten percent (10%) or more of the Company's Class A Common Stock are required to report their ownership of any class of stock and any changes in that ownership to the FRB and to furnish the Company with copies of such reports. Specific due dates for these reports have been established, and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the FRB during the fiscal year ended December 31, 1995, all reporting persons filed reports on a timely basis, except that Form 4 Statement of Changes in Beneficial Ownership (Form 4) and Form 5 Annual Statement of Changes in Beneficial Ownership, from Mr. Putra Masagung, majority shareholder, with respect to the purchases of Series D Preferred Shares and the sale of 525,000 shares of Class A Common Stock during 1995.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:



(Dollars in Thousands)                          1995          1994            1993            1992            1991
                                          ------------------------------------------------------------------------
FINANCIAL CONDITION DATA:

Total assets                                $114,862      $156,780        $231,021        $319,155        $402,699
Total loans                                   53,208       106,452         149,740         236,076         281,853
Total mortgage loans held-for-sale                --            --              --              --           6,826
Total securities held-to-maturity                 --         7,859           5,078           3,683           1,608
Total securities available-for-sale            6,536         2,211          14,940              --              --
Total securities held-for-sale                    --            --              --          18,731          20,457
Total deposits                               105,673       147,148         210,111         285,685         373,199
Other borrowings                                  --         4,070           1,303          15,308          10,832
Shareholders' equity                           6,880         2,129          17,455          15,676          16,181

OPERATING DATA:

Total interest income                        $10,691       $12,651         $18,155         $23,885         $36,742
Total interest expense                         4,415         4,863           7,420          11,295          19,226
                                          ------------------------------------------------------------------------
Net interest income                            6,276         7,788          10,735          12,590          17,516
Provision for loan losses                        500         3,799           3,554           9,828          11,437
                                          ------------------------------------------------------------------------
Net interest income after
  provision for loan losses                    5,776         3,989           7,181           2,762           6,079
Total non-interest income                      2,521         2,135           4,497           4,368           6,173
Total non-interest expense                     7,808        39,018          21,764          29,697          24,276
                                          ------------------------------------------------------------------------
Income (loss) before taxes                       489       (32,894)        (10,086)        (22,567)        (12,024)
Provision (benefit) for income taxes             153           142             169            (390)         (2,870)
                                          ------------------------------------------------------------------------
Net income (loss)                              $ 336      $(33,036)       $(10,255)       $(22,177)        $(9,154)
                                          ========================================================================

OTHER DATA:

Return on average assets                        0.3%         (16.8)%         (3.5)%          (6.2)%          (2.2)%
Return on average equity                         6.8        (183.0)          (57.5)         (153.0)          (39.2)
Average equity to average assets                 3.7           9.2             6.1             4.1             5.6
Equity to assets at period end                   6.0           1.4             7.6             4.9             4.0
Interest rate spread for period                  5.0           5.0             4.4             4.6             4.5
Net yield on average earning assets              5.1           5.1             4.6             4.5             4.8
Non-performing assets to total assets           13.1          12.8            18.8            16.8            13.5
Average interest-earning assets to
  average interest-bearing liabilities         121.5         105.1           103.5            96.6           104.7
Non-interest expenses to average assets          6.0          19.8             7.6             8.9             5.9
Net interest income, after provision for
  loan losses, to non-interest expense          72.2         10.24            32.4             9.2            25.0
Net loan charge-offs as a percent of
  average loans                                  1.4           4.4             2.0             3.9             2.7
Allowance for loan losses as a
  percent of loans                              11.1           6.2             5.4             3.6             3.0

PER SHARE DATA:
Common shares outstanding,
end of period                              5,765,978     5,766,008         444,990         445,100         114,134
Preferred shares outstanding,
end of period                                231,291        16,291         916,591         316,591         437,500

Common Shares:
Book value per common share                    $0.43         $0.37          $(1.60)         $21.60         $119.00
Income (loss) per weighted average
 common share                                   0.05        (10.73)         (23.00)         (83.60)         (82.60)

Cash dividend declared per common share           --            --              --              --            0.10
Dividend payout ratio                             --            --              --              --              --


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company recorded net income of $336,000 for the year ended December 31, 1995, following net losses of $33.0 million and $10.3 million for the years 1994 and 1993, respectively. The net income in 1995 resulted primarily from net income from real estate operations. The net losses in 1994 and 1993 were principally due to the high level of the provision for loan and real estate owned losses, and declines in net interest income. In addition, the Company's non-interest expense reached extremely high levels at 263.9% and 96.1% of total revenues for the years 1994 and 1993, respectively.

        Although the Company's provision for loan losses declined to $500,000 in 1995 from $3.8 million in 1994, and declined from $3.6 million in 1993, the allowance for loan losses as a percentage of loans grew from 5.4% in 1993 to 6.2% in 1994, and to 11.1% in 1995. The Company's provision for loan losses and the increase in the loan loss allowance as a percentage of outstanding loans reflects management's concern over the decline in the credit quality of the Bank's loan portfolio, regulatory examinations, and the high level of net loan charge-offs during the period 1992 through 1994. The Company's net loan charge-offs, primarily associated with unsecured commercial loans, loans secured by real estate, and loans to facilitate the development of real estate, amounted to $1.2 million in 1995 compared to $5.3 million in 1994, and $3.9 million in 1993.

        The Company's net interest income was reduced to $6.3 million in 1995 from $7.8 million in 1994, a 19.4% decline, following a decline of 27.5% from $10.7 million in 1993. These declines in net interest income were principally due to a reduction in average earning assets from $234.8 million in 1993 to $152.9 million in 1994, a 34.9% decline, and a further reduction to $124.1 million in 1995, a decline of 18.9%.

        The Company's non-interest expenses were largely driven by expenses associated with managing its high level of non-earning assets (average non-earning assets were 7.3% of total average assets in 1995, 22.3% in 1994 and 19.6% in 1993) in addition to litigation settlements and reserve, legal, accounting and consulting expenses related to the Company's loan collection and recapitalization efforts. These costs comprised 29.6% of the Company's non-interest expense in 1993, increasing to 66.1% in 1994 and declining to 14.4% during 1995. In 1995, the Bank recognized net gains on sale of real estate properties totaling $1.5 million compared to an additional provision in 1994 totaling $16.5 million for the decline in the fair value of other real estate owned properties to reflect the fair value less selling expenses.

        At December 31, 1995, total assets and deposits of $114.9 million and $105.7 million, respectively, had declined 26.7% and 28.1%, respectively, from amounts reported at December 31, 1994. Loans, net of deferred loan fees, were $53.0 million, a decrease of 50.0% from the amount reported at December 31, 1994. At December 31, 1994, total assets, deposits and net loans were $156.8 million, $147.1 million and $106.1 million, respectively, a decline of 32.1%, 30.0% and 13.2%, respectively, from amounts reported at the close of 1993. The declines in assets and loans during 1993, 1994 and 1995 reflect the condition of the Bank and the general economic conditions in Northern California and more particularly the depressed value of real estate collateral in the San Francisco Bay Area from which the repayment of a substantial portion of the Company's loans are based. The declines followed substantial operating losses of the Company, beginning in 1991 and continuing through 1994. These operating losses were the major cause of the Company's failure to meet its capital adequacy requirements causing it to reduce its assets in order to meet regulatory capital adequacy requirements and the resulting Agreement and Orders which generally require the Bank to reduce its classified assets, concentration of real estate related credits, volatile liability dependence, and maintain its liquidity and increase its capital. See "-- Regulatory Agreement and Orders" for a full description of the Agreement and the Orders.

        In response to the significant problems experienced by the Company during the period from 1991 through 1994 the Company restructured its management team and has analyzed several different business strategies. In 1996, the Company contemplates four specific measures; 1) the raising an additional $4.5 million in capital, 2) the continued reduction of non-performing assets through asset sales and loan collections, 3) maintaining profitability through focusing on the Private and Business Banking concept, and 4) expanding its stock option lending and discount brokerage business, ABS, and escrow services. Recent financial trends experienced by the Company may not be indicative of future trends; however, due to the numerous factors affecting the successful implementation of the 1996 Business and Profit Plan, many of which are beyond the control of the Company, no prediction can be made with respect to the nature or extent of future financial trends.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

        The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1995. Where possible, the average balances are calculated on a daily average basis. When this information is not available, Average balances are calculated on a monthly basis.

                                                  1995                                1994                         1993
                                           ------------------------------  ---------------------------  ----------------------------
                                           Average    Income/      Yield/  Average     Income/  Yield/  Average    Income/    Yield/
(Dollars in Thousands)                     Balance    Expense       Rate   Balance     Expense   Rate   Balance    Expense     Rate
                                           -----------------------------   ---------------------------  ----------------------------
Assets
Interest-earning assets:
  Federal Funds and deposit               $ 35,184    $  1,790       5.1% $ 17,326   $    740     4.3% $ 20,237   $    594     2.9%
  Investment securities                      7,786         449       5.8    14,539        653     4.5    17,128        902     5.3
  Loans, net (1)                            81,080       8,452      10.4   120,991    11,2589     9.3   197,446     16,659     8.4
                                          ------------------------------  ---------------------------  ---------------------------
     Total earning assets                  124,050      10,691       8.6   152,857     12,651     8.3   234,811     18,155     7.7
                                          ------------------------------  ---------------------------  ---------------------------

Non-interest earning assets                  7,688                          43,761                       57,153
                                          --------                        --------                     --------
     Total assets                         $131,738                        $196,618                     $291,964
                                          ========                        ========                     ========

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposit                $100,357    $  4,244       4.2  $142,775      4,694     3.3  $220,996      6,966     3.2
  Other borrowings                           1,752         171       9.8     2,710        169     6.5     5,891        454     7.7
                                          ------------------------------  ---------------------------  ---------------------------
     Total interest-bearing liabilities    102,109       4,415       4.3   145,485      4,863     3.3   226,887      7,420     3.3
                                          ------------------------------  ---------------------------  ---------------------------

Non-interest bearing liabilities            24,699                          33,079                       47,271
Stockholders' equity                         4,930                          18,054                       17,806
                                          --------                        --------                     --------

     Total liabilities and
       stockholders' equity               $131,738                        $196,618                     $291,964
                                          ========                        ========                     ========
Net interest income                                   $  6,276                       $  7,788                     $ 10,735
                                                      ========                       ========                     ========
Primary interest rate spread                                         4.3%                         5.0%                         4.4%
                                                                     ===                          ===                          ===
Margin as a percent of earning assets:
  Interest income                                                    8.6%                         8.3%                         7.7%
  Interest expense                                                   3.6                          3.2                          3.1
                                                                     ===                          ===                          ===
Spread on earning assets                                             5.0%                         5.1%                         4.6%
                                                                     ===                          ===                          ===


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

                                                1995 versus 1994                          1994 versus 1993
                                          ----------------------------           --------------------------------
(Dollars in Thousands)                      Rate     Volume       Net              Rate       Volume       Net
                                          ----------------------------           --------------------------------
Interest-earning assets:

  Federal funds and time deposits         $  164   $   886     $ 1,050           $   213    $   (67)   $   146
  Investment securities                      154      (358)       (204)             (124)      (125)      (249)
  Loans, net                               1,235    (4,041)      1,953            (5,401)
                                          ----------------------------           -----------------------------
     Total interest-earning assets         1,553    (3,513)      2,042            (5,504)
                                          ----------------------------           -----------------------------
Interest-bearing liabilities:
  Interest-bearing deposits                1,147    (1,598)       (451)              316     (2,587)    (2,271)
  Other borrowings                            76       (73)          3               (76)      (210)      (286)
                                          ----------------------------           -----------------------------
     Total interest bearing liabilities    1,223    (1,671)       (448)              240     (2,797)    (2,557)
                                          ----------------------------           -----------------------------
Change in net interest income             $  330   $(1,842)    $(1,512)          $ 1,802    $(4,749)   $(2,947)
                                          ============================           =============================

         The Company's interest income decreased during the three year period ended December 31, 1995 due mainly to a 33.0% decrease in average loans. The decrease in the loan portfolio primarily resulted from a decision to reduce the size of the Company's assets to comply with regulatory capital requirements, and loan repayments. The weighted average yield on loans increased in 1995 after declines since 1992 primarily due to an increase in the Bank's prime rate from 8.5% at December 31, 1994 to an average 8.8% during 1995. During the two year period prior to 1995 the Bank's prime rate increased from an average of 6.0% in 1993 and to 7.1% in 1994.

         Interest income and dividends on Federal funds sold and investment securities was $2.2 million in 1995 compared to $1.4 million in 1994. Although average portfolio balances were $43.0 million in 1995 compared to $31.9 million in 1994, average portfolio yields were 5.2% in 1995 compared to 4.4% in 1994. Interest income on investment securities was $1.5 million in 1993. Average portfolio balances was $37.4 million in 1993, and average portfolio yield was 4.0% in 1993. The higher average yields in 1995 reflect the overall increase in market interest rates and higher average yield realized from reinvestment.

         Interest expense for 1995 was $4.4 million, a decrease of $448,000, or 10.2% during 1995, as compared to 1994. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $43.4 million to $102.1 million, or 29.8%, as compared to 1994, partially offset by a 100 basis point increase in average interest rates. The average cost of deposits and borrowings for 1995 was 4.3% as compared to 3.3% for 1994. Interest expense for 1994 was $4.9 million, a decrease of $2.5 million, or 34.5% during 1994, as compared to 1993. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $81.4 million to $145.5 million, or 35.9%, as compared to 1993. The average cost of deposits and borrowings for 1994 was 3.3% as compared to 3.3% for 1993.

     PROVISION FOR LOAN LOSSES

         During 1995, 1994, and 1993, the Bank provided $500,000, $3.8 million and $3.6 million, respectively, to its allowance for loan losses. Net charge offs recorded for 1995, 1994 and 1993 were $1.2 million, $5.3 million, and $3.9 million, respectively. The decrease in the loan loss provision in 1995 as a percentage of average loans to 0.6% from 3.1% in 1994 was the result of the lower level of charge-offs required in 1995 compared to 1994, and reflects management's assessment that the loan loss allowance adequately provides for the risk in the Bank's loan portfolio. The increase in the loan loss provision in 1994 as a percentage of average loans to 3.1% from 1.8% in 1993 was required as a result of the increase in charge offs in 1994 compared to 1993 and reflected management's assessment that higher loan loss allocation on loans with specific weaknesses was required. The Company's loan loss provisions were largely loan loss reserves allocated to specific classified and non-performing loans. See "-- Allowance for Loan Losses" herein.

     Summary of Loan Loss Experience

         Net loan charge-offs for the years ended December 31, 1995, 1994 and 1993 were $1.2 million, $5.3 million, and $3.9 million, respectively. As a percentage of average total loans, net loan charge-offs were 1.4%, 4.4% and 2.0% for 1995, 1994, and 1993, respectively.

         In 1995, loan losses from the deterioration in borrowers' financial condition and the value of collateral securing loans occurred as a result of the continued insipid economy in the California. A summary of significant charge-off activity during 1995 is as follows:

-    Unsecured loans charged off totaled $332,000 comprised of seven loans.

- The charge-offs related to commercial and financial loans totaled $95,000 and were comprised of four loans.

- The charge-offs related to real estate construction loans totaled $2.1 million and were comprised of five loans. The loans were secured by a first deed of trust on land under development located in Northern California. The largest charge-off was $1.0 million.

- The charge-offs related to real estate mortgage loans totaled $363,000 and were comprised of seven loans. The single largest charge-off was $146,000.

         In 1994, loan losses from the deterioration in borrowers' financial condition and the value of collateral securing loans occurred as a result of the inability of certain borrowers to sustain the insipid economy in California.
A summary of significant charge-off activity during 1994 is as follows:

-     Unsecured loans charged off totaled $306,000 comprised of two loans.

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

     NON-INTEREST INCOME

         Non-interest income increased $386,000 or 18.1% in 1995 as compared to 1994, primarily as a result of a gain on sale of other assets in 1995 of $183,000 compared to loss on sale of $257,000 in 1994, and income from BSFBC of $48,000 in 1995 compared to an operating loss on results of operations from BSFBC of $264,000 in 1994.

         Non-interest income decreased $2.4 million or 52.5% in 1994 as compared to 1993, primarily as a result of a decrease in brokerage fee income related to the exercise of stock options of $1.3 million, a decrease in income from limited partnership of $527,000 as a result of the decline in the limited partnership's earnings resulting primarily from deferred maintenance costs, and a decline in service charge and fee revenue and all other income of $514,000 related to trust management fees, referral fees on CD Placement, and deposit products and services because of lower transaction volumes and lower average deposit balance outstanding, lower levels of assets under management through trust services, and an increase in the loss on sale of securities.

         The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                                 1995         1994         1993
                                                     --------------------------------
  Service charges and fees                           $  381       $  452       $  684
  Results of operations from limited partnership         48         (264)         263
  Loan brokerage and servicing fees                     248          347          324
  Stock option commissions and fees                   1,486        1,562        2,906
  Other income                                          175          295          383
  Gain/(loss) on sale of assets, net                    183         (257)         (63)
                                                     --------------------------------
     Total non-interest income                       $2,521       $2,135       $4,497
                                                     ================================

     NON-INTEREST EXPENSE

         For the year ended December 31, 1995, non-interest expenses decreased $31.2 million, or 80.0%, from the year ended December 31, 1994. The reduction was attributed primarily to a lower level of costs related to asset and credit quality, lower compensation related expenses, and lower level of legal and consulting costs related to the Company's loan collection and recapitalization efforts.

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

         The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                                 1995         1994         1993
                                                     --------------------------------
  Salaries and related benefits                      $4,279      $ 7,330       $8,325
  Occupancy expense                                   1,200        2,121        2,054
  Professional fees                                     876        3,071        2,326
  Litigation settlement and reserve                    (158)       3,601           --
  Equipment expense                                     417          564          849
  FDIC insurance premiums                               457          633          849
  Data processing                                       526          439          457
  Loss on sale of Sacramento Regional Office             --           --          420
  Marketing                                              86          369           71
  Insurance premiums                                    374          189           97
  Telephone                                             116          155          314
  Other operating expenses                              559        1,419        1,876
                                                     --------------------------------
     Total operating expenses                         8,732       19,891       17,638
  Net (income)cost of real estate operations           (924)      19,127        4,126
                                                     --------------------------------
     Total non-interest expense                      $7,808      $39,018      $21,764
                                                     ================================

         The decrease in compensation related expenses of $3.0 million in 1995 to $4.3 million, or 41.6% from the 1994 level, resulted from lower staffing levels and lower incentive compensation paid. The decrease in compensation related expenses of $1.0 million in 1994 to $7.3 million, or 12.0% from the 1993 level, resulted from lower staffing levels, partially offset by higher incentive compensation paid and by severance related costs. The compensation expense included performance-based incentives of $5,000, $755,000, and $526,000 for 1995, 1994 and 1993, respectively.

         The Company's expenses for professional services were $876,000 in 1995 compared to $3.1 million and $2.3 million in 1994 and 1993, respectively. The Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses declined in 1995 from 1994 primarily as a result lower level of professional services required to manage problem assets, the reduction in litigation matters, and lower costs related to the analysis and preliminary activities required to establish various international business strategies. Professional service expenses increased in 1994 compared to 1993 as a result of the continuing activities related to recapitalization, consulting services related to the new lines of business, and the increase in professional services required to manage the resolution of classified and non-performing assets during that year.

         The decrease in the net income(cost) of real estate operations in 1995 compared to 1994 of $20.1 million resulted from the decline in the real estate owned portfolio, lower level of provisions required to write the properties down to market value, and gain on sale of real estate owned. The increase of $15.0 million in 1994 compared to 1993 in net cost of real estate operations related to asset and credit quality from $4.1 million in 1993 to $19.1 million in 1994 reflected a continued deterioration in the value of the real estate collateral.

         The decline of $860,000 in 1995 other operating costs to $559,000 from $1.4 million in 1994 and the $457,000 decrease in 1994 other operating expenses from $1.9 million in 1993 resulted primarily from cost reduction initiatives in miscellaneous expenses and customer related service expenses.

         In 1995, the Bank recorded loss provisions totaling $87,000 for other real estate owned assets compared to $16.5 million in 1994 on 18 properties, a decrease of 99.4%. In addition to the provisions, the Bank did not recognize a loss on sale real estate owned properties in 1995 compared to losses of $73,300 on the sale of two real estate properties acquired in settlement of loans in 1994 compared to $712,000 on 11 properties in 1993. The Bank recognized recoveries and gains on sale of other real estate owned totaling $ 2.1 million on eight properties in 1995 compared to $253,000 on three properties in 1994, and compared to $1.7 million in 1993 on four properties.

         The Bank recorded a loss provision of $419,000 for two real estate investment property compared to $513,500 on three properties in 1994. The Bank did not recognize a gain or loss on sale in 1995 compared to a gain on sale of real estate investments totaling $10,000 in 1994 on one property. A loss of $54,000 on sale and no gains on sale were recognized in 1993.

FINANCIAL CONDITION

     TOTAL ASSETS

         Management of the Company implemented a strategy of reducing the Company's total assets in order to more easily meet its regulatory capital ratios and an aggressive loan work-out program to reduce the level of the real estate related and other problem loans. As a result, the Company's assets decreased 26.7% in 1995 from $156.8 million at December 31, 1994 to $114.9 million at December 31, 1995.

     CASH AND CASH EQUIVALENTS

         The Bank maintains cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1995, the Company's cash and cash equivalents were $42.8 million or 40.5% of total deposits and 209.8% of non-interest bearing deposits. At December 31, 1994, the Company's cash and cash equivalents were $28.6 million or 19.5% of total deposits and 94.7% of non-interest bearing deposits. See also "Liquidity" herein for a further discussion of the Bank's other sources of liquid assets.

     INVESTMENT ACTIVITIES

         The Bank maintains a securities portfolio consisting of United States Government and Federal agency securities, collateralized mortgage obligations, investments in certificates of deposits at other financial institutions, mortgage-backed securities, and mutual funds. The balance of the investment securities maintained by the Bank in excess of the requirement of applicable regulations and the Orders reflect management's objective of ensuring compliance with liquidity requirements. Most securities are held in safekeeping by an independent custodian.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt & Equity Securities." The Statement addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The Statement requires that all securities be classified, at acquisition, into one of three categories: held-to-maturity securities, trading securities, and available-for-sale securities. Held-to-maturity securities are those securities the Bank has the intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains or losses included in current earnings. Available-for- sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity. This Statement is effective for fiscal years beginning after December 15, 1993, however, earlier implementation is permitted. The Bank elected to implement SFAS No. 115 effective as of December 31, 1993.

         The Bank determines the classification of all securities at the time of acquisition. In classifying securities as being held-to-maturity, trading, or available-for-sale, the Bank considers its collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors in determining its intent and ability to hold the securities to maturity.

         Investment securities held-to-maturity include United States Treasury and Federal agency securities, investments in certificates of deposit, and mortgage-backed securities. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of zero and 20 months at December 31, 1995 and 1994, respectively. The investments held-to-maturity are carried at amortized cost. At December 31, 1995 and 1994, the investment securities held-to-maturity portfolio includes zero and $7.9 million in fixed rate investments, and zero and $1.8 million in adjustable-rate investments, respectively. During 1994, the Bank reclassified certain collateralized mortgage obligations to the available-for-sale category as a result of a change in the strategy regarding the investment in these types of securities.

         Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, mortgage-backed securities, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1995 and 1994, the Bank held $6.5 million and $2.2 million classified as investments available-for-sale, respectively. At December 31, 1995, $41,000 was shown as an increase in equity, and at December 31, 1994, $4,000 was charged against equity to reflect the market value adjustment to the securities available-for-sale.

         The table below sets forth certain information regarding the carrying values and market values, and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1995:

                                        Within One Year       One to Five Years     Total Investment Securities
                                       -----------------      -----------------    -----------------------------
                                        Carrying Average      Carrying Average      Carrying      Market Average
(Dollars in Thousands)                    Value   Yield         Value   Yield         Value       Value   Yield
                                       -----------------      ----------------     -----------------------------
U.S. Treasury and agency securities    $ 3,019       6.1%      $ 3,517    6.1%     $ 6,536       $ 6,536    6.1%
FHLB stock                                  --        --            --     --          632           632    5.2
                                       -----------------       --------------      ----------------------------
     Total                             $ 3,019       6.1%      $ 3,517    6.1%     $ 7,168       $ 7,168    6.0%
                                       =================       ==============      =============================

         No investment securities had a maturity of more than five years at December 31, 1995. The Bank holds stock in the Federal Home Loan Bank of San Francisco (FHLB) as a membership requirement. The FHLB stock has no term to maturity. During 1995, FHLB stock totaling $750,000 was re-purchased by the FHLB. No gain or loss resulted from the repurchase.

         In October 1994, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) no. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The provisions of SFAS No. 119 are effective for the Company and the Bank as of December 31, 1995. SFAS No. 119 required disclosure about derivative financial instruments -- futures, forwards, swap and option contracts, and other financial instruments with similar characteristics. As of December 31, 1995 and 1994, the Company and the Bank had no derivative financial instruments that would be subject to such disclosure.

     LOANS

         During 1995, the Company reduced its total loans by $53.2 million from $106.5 million at December 31, 1994. The reduction in total loans resulted primarily from a strategic decision to reduce concentrations in real estate and/or real estate related loans and to reduce the total loan portfolio to improve the liquidity position of the Bank through loan repayments. In addition, loans were reduced by charge-offs of $2.9 million.

         In addition, the increase in classified loans from $25.0 million at December 31, 1994 to $25.3 million at December 31, 1995 was the result of reviewing all loans to re-evaluate loan characteristics to assess classification. During 1995, there were $13.7 million in newly classified loans. During 1994, there were $14.7 million in newly classified loans, of which $12.2 million were reclassified in the first quarter of 1994 based on FDIC examiners' comments. For a description of the composition of the loan portfolio and a description based upon various contractually scheduled repayments, see "BUSINESS -- The Company and the Bank -- Lending Activities -- Composition of Loan Portfolio."

     CLASSIFIED ASSETS AND IMPAIRED LOANS

         Federal regulations require banks to review their assets on a regular basis and to classify them if any weaknesses are noted. Banks must maintain adequate allowances for assets classified as "Substandard" or "Doubtful" and to immediately write off those assets classified as "Loss". The Bank has a comprehensive process for classifying assets and asset reviews are performed on a periodic basis. In addition to identifying adversely classified assets, the Bank identifies certain assets as "Special Mention", which do not currently expose the Bank to a sufficient degree of risk to warrant a more adverse classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets that do not possess credit deficiencies are not classified and are labeled "Pass". The Bank stratifies its loan portfolio based on collateral type concentrations. The objective of the review process is to identify any trends and determine the levels of loss exposure to the Bank.

         Classified assets include non-accrual loans, other real estate owned, real estate investments and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets as of December 31, 1995 and 1994:

(Dollars in Thousands)                   1995         1994
                                      --------------------
Loans - performing                    $17,800      $15,580
Non-accrual loans                       7,511        9,377
Other real estate owned                 7,514       10,021
Real estate investments                   236          682
                                      --------------------
     Total classified assets          $33,061      $35,660
                                      ====================

         The Bank is required by the Orders to reduce its classified assets, as defined by the Orders, to no more than $40.0 million by September 30, 1994. At December 31, 1995, the Bank had less than $40.0 million in such assets.

     NON-PERFORMING ASSETS

         When a borrower fails to make a required payment on a loan, the loan is classified as delinquent. If the delinquency is not cured, workout procedures are generally commenced and the loan is transferred to the Bank's Special Assets Department. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures, suits for collection and borrower bankruptcy, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. During the period in which a loan is on non-accrual status, any payment received may be used to reduce the outstanding loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is probable. Loans that are well secured and in the process of collection remain on accrual status.

         The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan rather than allowing it to go into foreclosure or other form of collection.

        At December 31, 1995 and 1994, other real estate owned totaled
$7.5 million and $10.0 million, respectively. At December 31, 1995 and 1994, in-substance foreclosed loans were zero and $4.6 million, respectively. As of December 31, 1995 and 1994, all other real estate owned and real estate investments were classified.

         Non-performing assets include non-accrual loans and real estate foreclosures. Non-performing assets were $15.0 million at the end of 1995, down 22.7% from $19.4 million in 1994.

         The following table provides information on all non-performing assets at December 31:

(Dollars in Thousands)                                   1995          1994         1993         1992         1991
                                                 -----------------------------------------------------------------
Non-accrual loans                                     $ 7,511       $ 9,377      $11,086      $17,811      $11,781
Other real estate owned                                 7,514        10,021       32,372       35,457       39,927
                                                 -----------------------------------------------------------------
     Total non-performing assets                      $15,025       $19,398      $43,458      $53,268      $51,708
                                                 =================================================================

Non-performing assets as a percentage
  of total loans and OREO outstanding                    24.7%         16.7%        23.9%        19.7%        16.1%

Loans past due 90 days or more and accruing           $    --       $   940      $    --       $  182      $ 2,513

Loans restructured and in compliance
  with modified terms                                   4,126         6,317        1,967           --        3,146

         In addition to the loans disclosed in the foregoing table, the Bank had approximately $8.3 million in loans on December 31, 1995 that were between 31 and 89 days delinquent. In the opinion of management, these loans may have a greater than ordinary risk that the borrowers may not be able to perform under the terms of their contractual arrangements. Approximately $4.1 million of these loans are secured by first or subordinate deeds of trust on real estate. Approximately $6.4 million of these loans had matured and were in the process of renewal.

         The following table provides a stratification of non-performing assets, which includes non-accrual loans and other real estate owned, by collateral type as of December 31, 1995 and 1994.

(Dollars in Thousands)                      1995         1994
                                         --------------------
Real Estate:
  Residential                            $ 1,046      $ 1,403
  Residential development                  4,151        7,012
  Commercial development                   1,569        1,309
  Land under development                   1,950        3,665
  Raw land                                 2,975        4,494
Other                                      3,334        1,515
                                         --------------------
     Total non-performing assets         $15,025      $19,398
                                         ====================

         At December 31, 1995, substantially all of the non-performing assets are real estate or loans secured by real estate located in Northern California. Raw land consists of land acquired for the purpose of future residential or commercial development. The Bank had no non-performing assets secured by subordinate deeds of trust as of December 31, 1995.

         Restructured loans totaled $5.9 million and $6.3 at December 31, 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, interest income foregone on restructured loans was $24,000 and $18,000, respectively.

     VALUATION ALLOWANCES

         The Bank charges current earnings with provisions for estimated losses on loans receivable, other real estate owned, and real estate investments. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors.

         Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Company identified certain classified loans as impaired loans under SFAS No.
114. Of the recorded investment in impaired loans of $7.6 million at December 31, 1995, the Company measured the impairment of $7.3 million using the collateral value method and $307,000 using discounted cash flow method. Total interest recognized on impaired loans during 1995 was $430,000 and the related allowance for loan losses totaled $1.1 million.

     Allowance for Loan Losses

         Prior to 1991, the Bank's method of analyzing the adequacy of its allowance for loan losses generally relied on the application of historic loan loss ratios and specific allocations of loss allowances based on specific credit reviews. In 1991, the Bank revised its methodology because of deterioration in the credit quality of the loan portfolio, resulting from weakness in the market for the underlying collateral and/or the borrowers' financial condition, and the oversupply of properties similar to the properties collateralizing many of the Bank's loans. The Bank has continued to refine the allowance methodology to ensure that all known risks, trends, and facts are utilized in determining the adequacy of the allowance for loan losses.

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

         The following table summarizes the loan loss experience of the Bank for the years ended December 31:


(Dollars in Thousands)                                   1995          1994         1993         1992         1991
                                                 -----------------------------------------------------------------
Balance of allowance for loan
  losses at beginning of period                       $ 6,576       $ 8,050      $ 8,400      $ 8,411      $ 5,052

Loans charged off:
  Commercial, financial and unsecured                    (427)      (3,888)      (2,407)      (6,315)       (5,653)
  Real estate                                          (2,444)      (2,732)      (1,254)      (3,750)       (2,495)
  Sale of Sacramento loans                                 --            --        (402)           --            --
  Net lease financing                                      --            --           --           --          (24)
                                                 -----------------------------------------------------------------
     Subtotal                                          (2,871)      (6,620)      (4,063)     (10,065)       (8,172)
Recoveries of previous losses:
  Commercial and financial                              1,565         1,181          148          221           40
  Real estate construction                                142           166            6            5           16
  Net lease financing                                      --            --            5           --           38
                                                 -----------------------------------------------------------------
     Subtotal                                            1,707        1,347          159       226              94
                                                 -----------------------------------------------------------------
Net loans charged off                                  (1,164)       (5,273)      (3,904)      (9,839)      (8,078)

Provision for loan losses                                 500         3,799        3,554        9,828       11,437
                                                 -----------------------------------------------------------------
Balance of allowance for loan and
  lease losses at end of period                       $ 5,912       $ 6,576      $ 8,050      $ 8,400      $ 8,411
                                                 =================================================================

Ratio of the allowance to total loans                    11.1%         6.2%         5.4%         3.6%        3.0%

Ratio of the allowance to non-performing loans           78.7         70.1         72.6         47.2        71.4

Ratio of net charge-offs to average loans                 1.4          4.4          2.0          3.9         2.7

         Allocation of the allowance for loan losses by collateral type at December 31 are as follows:

                                                   1995                     1994                      1993
                                            -------------------      --------------------     ---------------------
(Dollars in Thousands)                      Balance  Percent(1)      Balance   Percent(1)      Balance   Percent(1)
                                            -------------------      --------------------     ---------------------
Commercial and financial                     $3,079       59.0%       $3,881        59.0%       $2,548        53.7%
Real estate construction                        425       10.6         1,208         8.5           635         9.4
Real estate mortgage                          1,188       30.3         1,114        31.3         2,072        36.8
Lease financing                                  --        0.1            --          --            --         0.1
Unallocated                                    ,220         --           373          --         2,795          --
                                             -----------------        ------------------        ------------------
     Total                                    $5,912     100.0%       $6,576       100.0%       $8,050      100.00%
                                             ==================       ==================        ===================

                                                                            1992                      1991
                                                                     --------------------      -------------------
                                                                     Balance   Percent(1)      Balance   Percent(1)
                                                                     --------------------      -------------------
Commercial and financial                                              $1,905        38.2%       $3,135        42.7%
Real estate construction                                               1,958        16.0         2,304        21.9
Real estate mortgage                                                   4,261        45.7         2,057        35.2
Lease financing                                                            2         0.1             3         0.2
Unallocated                                                              274          --           912          --
                                                                      ------------------       -------------------
     Total                                                             $8,400      100.0%       $8,411       100.0%
                                                                      ==================       ===================

(1) Percent refers to the percent of loans in each category to total loans.

     Allowance for Losses on Other Real Estate Owned

         Real estate acquired through foreclosure is recorded at fair value at the time of transfer to OREO. The Bank periodically obtains either an appraisal or market valuation analysis on all other real estate owned. If the valuation analysis indicates a decline in the market value of the property, a specific loss allowance is established. The Bank provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, net of an estimated discount for selling and other expenses.

         The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:


(Dollars in Thousands)                          1995         1994        1993
                                             ---------------------------------
Balance of allowance for losses - beginning  $19,404      $ 2,986      $ 6,632
  Charge-offs                                 (7,500)         (33)      (6,982)
  Provision                                       87       16,451        3,336
                                             ---------------------------------
Balance of allowance for losses - ending     $11,991      $19,404      $ 2,986
                                             ================================

         The Bank recognizes a charge-off when the sale of a property with a specific allowance occurs. A gain on sale is recorded when the net proceeds from a sale exceed the book value of the property net of the specific allowance. A loss on sale is recorded when the net proceeds from a sale are less than the book value of the property net of the specific allowance. The Bank recorded gains on sale of other real estate owned totaling $2.1 million in 1995 and $253,000 in 1994. The Bank recorded no losses on sale of other real estate owned in 1995 compared to $73,000 in 1994. The losses in 1994 were related to two properties. The OREO properties are shown net of allowance for losses.

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

         The following table summarizes the real estate investments loss experience of the Bank for the years ended December 31:

                                                  1995         1994
                                               --------------------
Balance of allowance for losses - beginning    $ 1,059      $   712
  Charge-off                                        --         (167)
  Provision                                        419          514
                                               --------------------
Balance of allowance for losses - ending       $ 1,478      $ 1,059
                                               ====================

     DEPOSITS

         The Bank had total deposits of $105.7 million and $147.1 million at December 31, 1995 and 1994, respectively. As of December 31, 1995, deposits consisted of demand deposits totaling $20.4 million, money market accounts totaling $16.2 million, savings and NOW accounts totaling $25.4 million and time deposits totaling $43.7 million. As of December 31, 1995, the Bank had a total of 3,186 deposit accounts consisting of 744 demand deposit accounts with an average balance of approximately $27,000 each, 542 money market accounts with an average balance of approximately $30,000 each, approximately 1,231 savings and NOW accounts with an average balance of approximately $21,000 each and 669 time accounts with an average balance of approximately $65,000.

The Bank's deposits and, correspondingly, its liquidity, are largely dependent upon three sources of funds: deposits acquired through its Association Bank Services function, Private Banking, and deposits solicited through the Bank's money desk. These sources of deposits comprised 88.2% of the Bank's total deposits at December 31, 1995.

         Certificates of deposit having a balance of at least $100,000 represented approximately 6.1% of the Bank's total deposits as of December 31, 1995 compared to 7.0% as of December 31, 1994. As of December 31, 1995, 49.2% of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less, 42.8% between 91 days and one year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was five months as of December 31, 1995, and the aggregate amount of all such certificates of deposit as of December 31, 1995 was $6.4 million. Concentrations of large certificates of deposit and certain money market deposits have been classified by bank regulatory authorities as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. See "-- Regulation and Supervision."

         Deposits from homeowner and community associations are a key component of the Bank's core deposit base. See "Association Bank Services". At December 31, 1995 and 1994, the Association Bank Services function accounted for $22.9 million and $34.5 million in deposits, representing approximately 21.7% and 23.4% of the Bank's total deposits, respectively. During 1995, Association Bank Service customer deposits declined 33.6% from a year earlier. In August 1995, the manager and much of the staff of the Association Bank Services function left the Bank to join a competitor, whose services have been actively marketed to the Bank's customer base. Since September 30, 1995, there has been a decline of 5% in Association Bank Service customer deposits, but management does not anticipate that a significant loss of customer deposits is likely. However, there can be no assurance that the Bank will be able to continue to stem the loss of such deposits.

         At December 31, 1995 and 1994, the Bank had brokered deposits totaling $3.4 million or 3.2% and $19.7 million or 13.5% of total deposits, respectively. At December 31, 1995 and 1994, the Bank's brokered deposits were approximately 4.0% and 12.5% of the Bank's total assets, respectively. During 1995 and 1994 brokered deposits averaged $8.6 million and $24.9 million, respectively, with high and low balances for 1995 of $15.6 million and $3.4 million, respectively. Such brokered certificates of deposit have a remaining weighted average term to maturity of less than one month. The Bank's brokered deposit waiver, as described below, was suspended on January 30, 1995 by the FDIC. As a result of the suspension of the brokered deposit waiver, the Bank did not renew the maturing brokered deposits.

         In March 1993, the Bank initiated a money desk for the purpose of attracting additional deposits. These deposits are gathered principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1995 and 1994, the Bank had outstanding money desk deposits of $28.0 million or 26.5% of total Bank's total deposits and $15.1 million or 10.3% of Bank's total deposits. During 1995, the money desk deposits averaged $24.5 million, with a high balance of $30.3 million. As of December 31, 1995, money desk deposits had a remaining weighted average maturity of approximately eight months.

         The Bank's ability to accept brokered placements of deposits was restricted in the first quarter of 1992 under FDICIA and new FDIC regulations that prohibit undercapitalized banks from accepting or renewing such brokered deposits and prohibit adequately capitalized institutions from accepting or renewing such deposits unless such institutions obtain a waiver of such prohibition from the FDIC. As of December 31, 1995, the Bank was not accepting brokered deposits. As required by the Orders, the Bank has submitted a plan to the FDIC and the SBD to eliminate reliance on brokered deposits and to reduce its dependency on out of area deposits and volatile liabilities. See -- "Regulatory Agreement and Orders" and "Regulation and Supervision".

         The following table sets forth the maturities, as of December 31, 1995, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                                Over 3         Over    More Than
                                3 Months     Months to     6 Months    1 Year to
(Dollars in Thousands)           or Less      6 Months    to 1 Year      5 Years        Total
                                -------------------------------------------------------------
Interest-Bearing Liabilities:

  Money market accounts          $16,185            --           --           --      $16,185
  Savings and NOW accounts        25,411            --           --           --       25,411
  Time deposits                   12,765       $13,126      $12,147      $ 5,674       43,712
                                -------------------------------------------------------------
      Total interest-bearing
        liabilities              $54,361       $13,126      $12,147      $ 5,674      $85,308
                                =============================================================

      OTHER BORROWINGS

         The Bank's other borrowings at December 31, 1995 were zero compared to $4.1 million at December 31, 1994. The Bank's other borrowing facilities include advances from the FHLB and reverse repurchase agreements.

         The Bank's short term line of credit with the Federal Reserve Bank of San Francisco (Federal Reserve Bank) was canceled effective April 3, 1995. However, the Bank has an overdraft line with the Federal Reserve Bank of $667,000 secured by loans in the Bank's portfolio. The Bank's short term line of credit with the FHLB of up to $3.1 million is secured by pledged loans. At December 31, 1995 and 1994, the Bank had no borrowings outstanding with the FHLB or Federal Reserve Bank. During 1995 and 1994, the Bank did not borrow at the discount window at the Federal Reserve Bank. In the first quarter of 1995, the Bank activated its FHLB borrowing.

The borrowing was repaid in the second quarter of 1995.

         As a result of the acquisition of BSFBC, the Bank assumed an obligation of BSFBC totaling $2.2 million secured by the leasehold interest in the Bank of San Francisco Building, 550 Montgomery Street, San Francisco, California. The Bank repaid this loan during the fourth quarter of 1995.

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

         The Bank's risk management policies are established by the Asset Liability Committee (the "ALCO"). The ALCO meets periodically to formulate the Bank's strategies. The basic responsibilities of the ALCO include the management of interest rate risk, liquidity, funding, and asset and liability products. The Bank's approach is to measure interest rate risk, assess and determine if the risk level is acceptable and to develop strategies to either reduce excessive risk or recognize the trade-offs between risk and return.

         The following table shows the repricing opportunities for the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1995:

                                                         Over 3          Over   More Than
                                          3 Months    Months to      6 Months   1 Year to       Over
(Dollars in Thousands)                     or Less     6 Months     to 1 Year     5 Years    5 Years      Total
                                          ---------------------------------------------------------------------
Interest-Earning Assets:
  Investment securities and
    certain cash equivalents               $40,986     $     --     $     --     $4,503       $   --    $45,489
  Loans (1)                                 36,737            6        1,220      3,024        4,711     45,698
                                           --------------------------------------------------------------------
      Total interest-earning assets         77,723            6        1,220      7,527        4,711     91,187
                                           -------------------------------------------------------------------

Interest-Bearing Liabilities:
  Interest-bearing deposits                 54,361       13,126       12,147      5,674           --     85,308
  Other borrowings                              --           --           --         --           --         --
                                           --------------------------------------------------------------------
      Total interest-bearing liabilities    54,361       13,126       12,147      5,674           --     85,308
                                           --------------------------------------------------------------------

Interest bearing assets over (under)
  interest bearing liabilities             $23,362     $(13,120)    $(10,927)    $1,853      $ 4,711    $ 5,879
                                           ====================================================================

Cumulative primary gap                     $23,362     $ 10,242     $   (685)    $1,168      $ 5,879
                                           =========================================================

Gap as a percentage of total assets           20.3%         8.9%        (0.6)%      1.0%         5.1%


1) Excludes non-accrual loans.

         The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Bank's sensitivity to interest rate changes. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rates. The Company's net interest margins on average earnings assets for the years ended December 31, 1995, 1994 and 1993, were 5.0%, 5.1% and 4.6%, respectively.

     LIQUIDITY

         In 1995 and 1994, the Company's principal source of liquidity has been repayment of loans and new capital from the issuance of its capital stock. Generally, the Bank has various sources of liquidity including core deposits, money desk deposits, other borrowings, loan participations and sales, loan repayments, and the sale of problem assets. The Bank's access to all of these sources of liquidity may be limited as a result of the failure to meet capital requirements, the contractual maturities of performing loans, and/or the inability of borrowers to repay loans according to the contractual terms.

         Liquidity is the Bank's ability to meet the present and future needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally decreases as a result of increases in the Bank's loans and other assets, and fluctuations in the maturities of deposits in the Bank can have a significant effect on the Bank's liquidity. The sources of the Bank's liquidity include deposits, other liquid assets and short-term borrowings. The most important source of these assets are core deposits. Core deposits are defined as all deposits from its customer base except time deposits of $100,000 or greater and all deposits identified as volatile. At December 31, 1995, the Bank's core deposits were $73.4 million, representing a 27.5% decrease from core deposits of $101.2 million at December 31, 1994, which in turn represents a 12.8% decrease from core deposits of $116.0 million at December 31, 1993. The Bank's liquid assets, which includes cash and short term investments, at December 31, 1995 totaled $49.4 million, an increase of 23.2% from $40.1 million at December 31, 1994. As of December 31, 1995, the Bank had pledged loans and securities enabling the Bank to borrow up to $3.1 million from the FHLB, and the Bank drew on this line of credit during the first quarter of 1995 and repaid the borrowing during the second quarter of 1995.

         The Bank's ability to generate liquidity through acceptance of brokered placements of certificates of deposit was restricted in the first quarter of 1992 under FDICIA and new FDIC regulations that prohibit undercapitalized banks from accepting or renewing such brokered deposits and prohibit adequately capitalized institutions from accepting or renewing such deposits unless such institutions obtain a waiver of such prohibition from the FDIC. Under the Orders, the Bank was required to submit a written plan to the FDIC and the SBD for eliminating its reliance on brokered deposits, and to provide the Regional Director of the FDIC and the Superintendent with monthly reports outlining the Bank's progress under such plan. During the first quarter of 1995, the Bank's brokered deposit waiver was suspended. See "-- Regulation and Supervision."

         The Bank's present strategy focuses on the stabilization of the existing core deposit portfolio. The proceeds from loan pay offs will be used to fund new loans, reinvestment in the investment securities, and repay maturing volatile liabilities.

         Although management believes that the Bank's ability to eliminate its reliance on out of area and volatile liabilities can be accomplished through local deposit marketing efforts, the success of which cannot be assured, and because out of area deposits presently comprise over 26.6% of the Bank's total deposits, it is not expected that, in the near future, these deposits can be replaced with core deposits. Nor can any assurance be given that the Bank will be able to successfully implement its plans, find alternate sources of deposits. See "-- Regulatory Directives and Orders."

     CAPITAL

         Shareholders' equity totaled $6.9 million at December 31, 1995, an increase of $4.8 million from $2.1 million at December 31, 1994. During the period from 1991 through 1994, the Company suffered an aggregate of $74.6 million in losses, primarily as a result of defaulted loans secured by real estate and losses on direct real estate development activities. The Company and the Bank succeeded in avoiding insolvency during this period only through the injection of a total of $56.3 million in new capital as of December 31, 1995. The Company's majority shareholder committed to an additional capital contribution of $4.5 million, expected by December 31, 1996.

         Pursuant to federal law, the Company is subject to the Federal Reserve Board's capital guidelines of the FRB and the Bank is subject to the FDIC's regulations governing capital adequacy for banks that are not members ("non-member banks") of the Federal Reserve System. As a result of the Bank's failure to meet its minimum regulatory and Orders capital requirements at December 31, 1994, the Bank filed the Capital Restoration Plan in compliance with "Prompt Corrective Action" imposed by FDICIA. The FDIC has approved the Plan subject to the infusion of additional capital. The Plan supersedes previously filed plans under the "Prompt Corrective Action" regulations. In addition, in 1995 the Company agreed to guarantee that the Bank will comply with the Plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. This guarantee supersedes previously issued guarantee as agreed to in 1993. The Company's liability under the guarantee is limited to the lesser of 5% of the Bank's total assets at the time it became undercapitalized, $7.8 million or an amount necessary (or that would have been necessary) to bring the Bank into compliance with all of its capital requirements as of the time it fails to comply with the Capital Restoration Plan. The Company currently does not have sufficient funds to satisfy the guarantee, and would be in default thereunder if called upon to do so. See "-- Supervision and Regulation" for further information concerning FDICIA's "Prompt Corrective Action" system.

         Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued eight Impairment Orders to the Bank, most recently dated February 5, 1996. At December 31, 1995, the Bank had contributed capital of $70.9 million and deficit retained earnings of $64.0 million resulting in a $35.6 million capital impairment. See "-- Regulatory Directives and Orders -- Capital Impairment Order" for more discussion on the Bank's impairment of capital.

         On May 23, 1994, the holder of the Company's Series C Preferred Stock converted each share of his Preferred Stock into 40 shares of Class A Common Stock and 40 warrants, with each warrant granting the right to purchase an additional share of Class A Common Stock, exercisable at $0.50 per share (before the reverse split). The warrants expired on December 31, 1995. In addition to the conversion, the Company effected a 1-for-20 reverse stock split of the Company's Class A Common Stock and changed the authorized number of shares to

40,000,000. As a result of the reverse stock split, the Company repurchased the fractional shares which totaled 119 new shares. No Series C Preferred Shares were outstanding at December 31, 1995.

         On July 25, 1994, the Company issued 3,521,126 shares of Class A Common Stock, and warrants to purchase an additional 3,521,126 shares with an exercise price for each share of $10.00 to its principal stockholder in its first closing of a private stock offering for $20.0 million in capital. The warrants expired on December 31, 1995. The price per unit was $5.68. Each unit sold included a Risk Protection Right which the Company's majority shareholder has relinquished.

         The total cost of this capital raising was $2.4 million for a net capital contribution of $17.6 million. On July 27, 1994 and December 31, 1994, the Company contributed net capital of $13.5 million and $3.5 million, respectively, to the Bank.

         Mr. Kaharudin Latief of Jakarta, Indonesia has acquired 525,000 shares of the Class A Common Stock from the majority shareholder through the cancellation of an unsecured, personal loan in the amount of $5.3 million which Mr. Latief previously extended to the Company's controlling stockholder. Assuming the conversion of the majority shareholder's 215,000 Series D Preferred Shares into 12,685,000 shares of Class A Common Stock, Mr. Latief's ownership percentage would be 2.9% and the Company's controlling stockholder's new common ownership would be approximately 96.3%.

         On April 21, and June 30, 1995, the Company issued 190,000 and 25,000 shares, respectively, of 9% Series D Perpetual Preferred Stock (the "Series D Preferred Stock")at a price of $20.00 per share to the its majority shareholder. The shares of Series D Preferred Stock are not currently convertible but will become so if the conversion feature is approved by a majority of the holders of the Class A Common Stock and Series B Preferred Stock (voting as a single class). If the conversion feature is approved, each share of the Series D Preferred Stock will become convertible into approximately 59 shares of Class A Common Stock.

         On March 20, 1996, the Company issued an additional 50,000 shares of Series D Preferred Stock and warrants to purchase additional shares to the Company's majority shareholder at a price of $20.00 per share in accordance with an agreement dated February 26, 1996 between the Company and its majority shareholder. Pursuant to the agreement, the Company's majority shareholder will purchase a total of 225,000 additional shares Series D Preferred Stock on or before specific dates during 1996 and the Company would grant an option to purchase up to an additional 525,000 Series D Preferred Shares at a price of $20.00 per share exercisable in whole or part at any time after the purchase of the 225,000 shares of Series D Preferred Stock in 1996, but before February 26, 2003.

         The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. As of December 31, 1995, the Company was in compliance with all minimum capital requirements and the Bank was not in compliance with all minimum capital requirements including the minimum leverage ratio of 7.0% mandated by the Orders. With the additional capital received March 20, 1996, management expects to meet the minimum leverage ratio of 7.0% as of March 31, 1996.

         The following table reflects both the Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1995.

                                                   Minimum
                                                   Capital
                              Company    Bank    Requirement         Orders
                              ---------------------------------------------
Leverage ratio                    6.0%    6.0%           4.0%           7.0%
Tier 1 risk-based capital         8.5     8.6            4.0            N/A
Total risk-based capital         10.4    10.4            8.0            N/A


         On March 20, 1996, the Company received $1.0 million of the $4.5 million committed by the Company's majority shareholder. The Company contributed the capital to the Bank. The following table reflects both the

Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1995 giving effect to the $1.0 million received on March 20, 1996.

                                                   Minimum
                                                   Capital
                             Company     Bank    Requirement      Orders
                             --------------------------------------------
Leverage ratio                   6.7%     6.7%           4.0%        7.0%
Tier 1 risk-based capital        9.7      9.7            4.0         N/A
Total risk-based capital        11.7     11.7            8.0         N/A


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Independent Accountants...............................      42

Consolidated Statements of Financial Condition,
     December 31, 1995 and 1994.................................      43

Consolidated Statements of Operations,..........................      44
     Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Shareholders' Equity,.....      45
     Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows,..........................      46
     Years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements......................      48

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The San Francisco Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP





March 20, 1996
San Francisco, California

                            THE SAN FRANCISCO COMPANY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1995 AND 1994


(Dollars in Thousands Except Per Share Data)                                    Notes           1995          1994
                                                                                ----------------------------------
ASSETS:
Cash and due from banks                                                                     $  4,814      $ 11,397
Federal funds sold                                                                            38,000        17,250
                                                                                            ----------------------
     Cash and cash equivalents                                                                42,814        28,647

Investment securities held-to-maturity
 (Market value: 1994 - $7,836)                                                      3             --         7,859
Investment securities available-for-sale                                            3          6,536         2,211
Federal Home Loan Bank stock, at par                                                3            632         1,337

Loans                                                                               4         53,208       106,452
Deferred loan fees                                                                  4           (180)         (388)
Allowance for loan losses                                                           5         (5,912)       (6,576)
                                                                                            ----------------------
     Loans, net                                                                               47,116        99,488

Other real estate owned                                                             6          7,514        10,021
Real estate investments                                                             7            236         2,364
Premises and equipment, net                                                         8          8,689         2,996
Interest receivable                                                                              527           820
Other assets                                                                                     798         1,037
                                                                                            ----------------------
          Total assets                                                                      $114,862      $156,780
                                                                                            ======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                                                               $ 20,365      $ 30,259
Interest bearing deposits                                                                     85,308       116,889
                                                                                            ----------------------
     Total deposits                                                                 9        105,673       147,148

Other borrowings                                                                   10             --         4,070
Other liabilities and interest payable                                                         2,309         3,433
                                                                                            ----------------------
     Total liabilities                                                                       107,982       154,651
                                                                                            ----------------------

Commitments and contingencies                                                      15

Shareholders' Equity:                                                              12
Preferred Stock (par value $0.01 per share)
     Series B - Authorized - 437,500 shares
     Issued and outstanding - 1995 - 16,291 and 1994 - 16,591 shares                             114           114
     Series D - Authorized - 750,000 shares
     Issued and outstanding - 1995 - 215,000                                                   4,300            --
Common stock (par value $0.01 per share)
     Class A - Authorized - 40,000,000 shares
     Issued and outstanding - 1995 - 5,765,978 and 1994 - 5,766,008 shares                        58            58
Additional paid in capital                                                                    70,168        70,168
Retained deficit                                                                             (67,801)      (68,137)
Employee purchase and option plans                                                                --           (70)
Unrealized gain (loss) on securities available-for-sale                                           41            (4)
                                                                                            ----------------------
     Total shareholders' equity                                                                6,880         2,129
                                                                                            ----------------------
          Total liabilities and shareholders' equity                                        $114,862      $156,780
                                                                                            ======================


   The accompanying notes are an integral part of the consolidated financial statements.

                            THE SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(Dollars in Thousands Except Per Share Data)                      Notes           1995          1994          1993
                                                                 -------------------------------------------------
Interest income:
  Loans                                                                     $    8,452      $ 11,258      $ 16,659
  Fed funds sold                                                                 1,771           702           576
  Investments                                                                      423           627           875
  Dividends                                                                         45            64            45
                                                                            --------------------------------------
     Total interest income                                                      10,691        12,651        18,155
                                                                            --------------------------------------

Interest expense:
  Deposits                                                            9          4,244         4,694         6,966
  Other borrowings                                                                 171           169           454
                                                                            --------------------------------------
     Total interest expense                                                      4,415         4,863         7,420
                                                                            --------------------------------------

Net interest income                                                              6,276         7,788        10,735
Provision for loan losses                                             5            500         3,799         3,554
                                                                            --------------------------------------
Net interest income after provision for loan losses                              5,776         3,989         7,181
                                                                            --------------------------------------

Non-interest income:
  Service charges and fees                                                         381           452           684
  Results of operations from limited partnership                   7/16             48          (264)          263
  Loan brokerage and servicing fees                                                248           347           324
  Stock option commissions and fees                                              1,486         1,562         2,906
  Other income                                                                     175           295           383
  Gain (loss) on sale of assets, net                                               183          (257)          (63)
                                                                            ---------------------------------------
     Total non-interest income                                                   2,521         2,135         4,497
                                                                            --------------------------------------

Non-interest expense:
  Salaries and related benefits                                                  4,279         7,330         8,325
  Occupancy expense                                                   8          1,200         2,121         2,054
  Professional fees                                                                876         3,071         2,326
  Litigation settlement and reserve                                               (158)        3,601            --
  Equipment expense                                                                417           564           849
  FDIC insurance premiums                                                          457           633           849
  Data processing                                                                  526           439           457
  Loss on sale of Sacramento Branch                                                 --            --           420
  Marketing                                                                         86           369            71
  Insurance premiums                                                               374           189            97
  Telephone                                                                        116           155           314
  Other operating expenses                                                         559         1,419         1,876
                                                                            --------------------------------------
     Total operating expenses                                                    8,732        19,891        17,638

Net (income from) cost of real estate operations                                  (924)       19,127         4,126
                                                                            --------------------------------------
     Total non-interest expense                                                  7,808        39,018        21,764
                                                                            --------------------------------------
Income (loss) before income taxes                                                  489       (32,894)      (10,086)
Provision for income taxes                                           11            153           142           169
                                                                            --------------------------------------
     Net Income (loss)                                                      $      336      $(33,036)     $(10,255)
                                                                            ======================================

Income (loss) per share:
  Weighted average shares outstanding                                        5,765,985     3,078,303       445,064
  Net Income (loss)                                                              $0.05       $(10.73)      $(23.00)


   The accompanying notes are an integral part of the consolidated financial statements.

                            THE SAN FRANCISCO COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                Unrealized
                                                                                    Employee          Gain
                                                                                    Purchase     (Loss) on        Total
                                                             Additional                  and     Securities       Share-
                                         Preferred   Common     Paid-in   Retained    Option     Available-      Holders
(Dollars in Thousands)                       Stock    Stock     Capital  (Deficit)     Plans       for-Sale       Equity
                                         -------------------------------------------------------------------------------
Balances at January 1, 1993                $ 6,116    $   4    $34,668   $(24,846)   $  (266)   $    --        $15,676
  Net change in employee stock
    ownership plans                             --       --         (6)        --        100         --             94
  Net proceeds from sale of stock           12,000       --         --         --         --         --         12,000
  Unrealized loss on securities
   available-for-sale                           --       --         --         --         --        (60)           (60)
  Net loss                                      --       --         --    (10,255)        --         --        (10,255)
                                         -----------------------------------------------------------------------------

Balances at December 31, 1993               18,116        4     34,662    (35,101)      (266)       (60)        17,455

  Net change in employee stock
    ownership plans                             --       --         --         --         96                        96
  Conversion of preferred stock
    to common stock                        (18,002)      18     17,984         --         --         --             --
  Net proceeds from sale of stock               --       36     17,524         --         --                    17,560
  Redemption of fractional shares               --       --         (2)        --         --         --             (2)
  Appreciation in market value of
   securities available-for-sale                --       --         --         --         --         56             56
  Net loss                                      --       --         --    (33,036)        --         --        (33,036)
                                         -----------------------------------------------------------------------------

Balances at December 31, 1994                 $114       58     70,168    (68,137)       (70)        (4)         2,129

  Net change in employee stock

    ownership plans                             --       --         --         --         70         --             70
  Net proceeds from sale of stock            4,300       --         --         --         --         --          4,300
  Appreciation in market value of
    securities available-for-sale               --       --         --         --         --         45             45
  Net income                                    --       --         --        336         --         --            336
                                         -----------------------------------------------------------------------------

Balances at December 31, 1995              $ 4,414  $    58    $70,168   $(67,801)     $  --      $  41        $ 6,880
                                         =============================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

                              SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(Dollars in Thousands)                                                            1995          1994          1993
                                                                              ------------------------------------
Cash Flows from Operating Activities:

Net income (loss)                                                             $    336      $(33,036)     $(10,255)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

 Provision for loan losses                                                         500         3,799         3,554
 Depreciation and amortization expense                                             581           660           770
 Provision for other real estate owned and real estate investment                  506        17,074         2,629
 Loss on investment securities held-for-sale                                        --            --            67
 Loss on sale of investment securities available for sale                           --           265            --
 Loss on sale of investment securities held-to-maturity prior to maturity           --            14            --
 Decrease in interest receivable                                                   293           126           539
 Decrease in interest payable                                                      (36)         (143)         (213)
 Decrease in deferred loan fees                                                   (208)         (162)         (313)
                                                                              -------------------------------------
Net cash flows provided by (used in) operating activities                        1,972       (11,403)       (3,222)
                                                                              -------------------------------------

Cash Flows from Investing Activities:

  Proceeds from maturities of investment securities held-to-maturity             7,859         7,516        28,200
  Redemption of Federal Home Loan Bank stock, net                                  705         2,344            --
  Purchase of investment securities held-to-maturity                                --       (12,719)      (29,404)
  Proceeds from sales of investment securities available-for sale                   --        19,402        24,472
  Purchase of investment securities available-for-sale                          (8,414)       (8,492)           --
  Purchase of investment securities held-for-sale                                   --            --       (20,808)
  Proceeds from maturities of investment securities available-for-sale           4,134         1,610            --
  Capital expenditures for real estate owned                                      (855)         (575)       (3,790)
  Net decrease in loans                                                         49,132        39,101        51,253
  Loans sold in sale of branch                                                      --            --        27,934
  Recoveries of loans previously charged off                                     1,707         1,347           159
  Acquisition of leasehold interest -- BSFBC                                    (4,471)           --            --
  Purchases of premises and equipment                                             (120)          (64)         (124)
  Premises and equipment sold in sale of branch                                     --            --           350
  Decrease in other assets sold in sale of branch                                   --            --           201
  Proceeds from sales of real estate investments                                 4,543         4,700         7,563
  Net decrease in other assets                                                     239         1,165         1,152
                                                                              ------------------------------------
Net cash provided by investing activities                                       54,459        55,335        87,158
                                                                              ------------------------------------

Cash Flows from Financing Activities:

  Net decrease in deposits                                                     (41,475)      (62,963)      (42,459)
  Net increase (decrease) in other borrowings                                   (4,070)        2,859       (14,005)
  Deposits sold in sale of branch                                                   --            --       (33,115)
  Net increase (decrease) in other liabilities                                  (1,019)        1,426          (121)
  Net proceeds from sale of preferred stock                                      4,300            --        12,000
  Net proceeds from sale of common stock                                            --        17,560            --
                                                                              ------------------------------------
Net cash used in financing activities                                          (42,264)      (41,118)      (77,700)
                                                                              ------------------------------------

Increase (decrease) in cash and cash equivalents                                14,167         2,814         6,236
Cash and cash equivalents at beginning of year                                  28,647        25,833        19,597
                                                                              ------------------------------------
Cash and cash equivalents at end of year                                       $42,814       $28,647       $25,833
                                                                              ====================================


   The accompanying notes are an integral part of the consolidated financial
                             statements.                           (continued)

                            THE SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (continued)

(Dollars in Thousands)                                                            1995          1994          1993
                                                                               -----------------------------------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                                                       $ 4,450       $ 5,006       $ 7,632
Income taxes                                                                       153           142           106


Supplemental Schedule of Noncash Investing and Financing Activities:

Net transfer of loans to other real estate owned                                 1,197           587         2,943


   The accompanying notes are an integral part of the consolidated financial statements.

                            THE SAN FRANCISCO COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

Note 1:  Statement of Accounting Policies

         The accounting and reporting policies of The San Francisco Company (Company) and its subsidiaries are in accordance with generally accepted accounting principals and practices within the banking industry.

Organization

         The San Francisco Company, formerly the Bank of San Francisco Company Holding Company is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1981 under the laws of the State of California. In July 1988, the Company changed its state of incorporation from California to Delaware by means of a merger of the Company into a newly formed wholly owned Delaware subsidiary. Bank of San Francisco (Bank), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982. The Bank specializes in providing private banking and business banking for such professional individuals, their business and other business in the San Francisco banking market.

         Prior to December 31, 1994, the Bank and Bank of San Francisco Realty Investors (BSFRI) had partnership interests of 34.5% and 2.5%, respectively, in Bank of San Francisco Building Company (BSFBC), a California limited partnership which holds the leasehold interest in the Company's headquarters building located at 550 Montgomery Street, San Francisco, California. During 1995, the Bank acquired 100% of the outside limited partnership interest.

Principles of Consolidation

         The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, BSFRI. During 1995, the Bank acquired controlling interest in BSFBC. The Consolidated Statement of Financial Condition includes the accounts of BSFBC as of December 31, 1995 and the Consolidated Statements of Operations and Cash Flow include the accounts of BSFBC beginning July 1, 1995, approximately the date of acquisition. All material intercompany transactions have been eliminated in consolidation. Prior to the acquisition, the Company accounted for its investment in BSFBC using the equity method.

Cash and Cash Equivalents and Statements of Cash Flows

         Cash equivalents are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and so near maturity that there is insignificant risk of change in value because of changes in interest rates. Generally, only investments with maturities of three months or less at the time of purchase qualify as cash equivalents. Cash and cash equivalents include cash and due from banks, time deposits with other financial institutions, and Federal funds sold.

         The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1995 and 1994, the average reserve balances outstanding were $1.5 million and $2.8 million, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

         At December 31, 1993, the Company adopted Statement of Financial Accounting Standards "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) which requires the classification of debt and equity securities into one of three categories; held-to-maturity, trading, or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and loss included as a separate component of shareholders' equity.

         Investment securities include both debt and equity securities. At December 31, 1995 and 1994, the Bank maintained two securities portfolios; investment securities held-to-maturity, and debt and equity securities available- for-sale. Investment securities held-to-maturity are carried at amortized cost and discounts or premiums are accreted or amortized to income over the expected term of the investment based on prepayment assumptions. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on quoted market prices.

Loans Receivable

         Loans are stated at the principal amount outstanding, net of the allowance for loan losses, deferred fees and unearned discount, if any. The Bank holds loans receivable primarily for investment purposes. A significant portion of the Bank's loan portfolio is comprised of adjustable rate loans.

         Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Interest on loans as well as impaired loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The accrual of interest is discontinued and any accrued and unpaid interest is charged against current income when the payment of principal or interest is 90 days past due, unless the amount is well-secured and in the process of collection. Subsequent interest payments on loans in non-accruing status are recorded as a reduction of the loan balance. A non-accrual loan is restored to an accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is probable. Interest payments received on loans for which the future collection of the recorded principal is probable are recognized as interest income.

         Lease financing receivables, net of unearned income, are included in loans. Unearned income and residual values related to lease financing receivables are recognized as income over the life of the lease under a method that yields an approximately level rate of return on the unrecovered lease investment.

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

Allowance for Loan Losses

         The Company identifies certain classified loans as impaired loans under SFAS No. 114. The Company measures the impairment of real estate loans using the collateral value method, and commercial and financial loans using discounted cash flow method.

         The Company records a provision for estimated losses on loans receivable considering both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses takes into consideration numerous factors including the financial condition of the borrowers, the fair value of the collateral prior to the anticipated date of sale, collateral concentrations and past loss experience. These allowances are subjective and may be adjusted in the future depending on economic conditions. In addition, regulatory examiners may require the Company to provide additional allowances based on their judgements of the information regarding problem loans and credit risks available to them at the time of their examinations.

         Losses are recognized as charges to the allowance when the loan or a portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans receivable previously charged off are credited to allowance for loan losses.

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

Real Estate Investments

         The Company, through BSFRI, has acquired property for development and sale. Real estate acquired for development and sale is recorded at the lower of cost (adjusted for subsequent development costs) or fair value net of estimated selling costs. Interest costs are capitalized when properties are in the development stage.

Other Real Estate Owned

        Other real estate owned (OREO) includes loans receivable that have been repossessed in settlement of debt (foreclosures). At the date of transfer, OREO is recorded at fair value net of estimated selling costs.

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

Income Taxes

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

         Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The adoption of SFAS No. 109 did not have a material impact on the Company's January 1, 1993 net deferred tax asset. Additionally, the adoption of this accounting method did not have a material impact on tax expense and net income for 1995 and 1994.

Non-Interest Income

         Fees for other customer services represent fees earned for the brokerage of certificates of deposit and commissions earned in connection with the Bank's stock option lending program and other banking services. Fees for services are recorded as income when the services are performed.

Income (loss) per Share

         Income (loss) per share is calculated using the weighted average number of common shares outstanding divided into net income (loss). The conversion of the Series C Preferred Shares and warrants are included in the calculations of loss per share for 1994 effective from the date of conversion. No common stock equivalents were used in calculating income (loss) per share.

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options) or the current Accounting Principles Board (APB) Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation. SFAS No. 123 requires pro-forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangement under APB No. 25. The Company has elected to use the current APB No. 25 intrinsic value based method of accounting for its stock-based compensation and to disclose its stock-based compensation in accordance with SFAS No. 123.

        In 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying value of an asset may not be recoverable. The Company elected not to implement SFAS No. 121 for the period ended December 31,
1995. The effect of adopting SFAS No.   121, if any, has not been determined.

Reclassifications

         Certain reclassifications have been made in the prior years' consolidated financial statements to conform to current year presentation.

Use of Estimates

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and the contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2:  Regulatory Orders

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

     The Bank

     Capital Orders

         On March 24, 1995, the State Banking Department (SBD) issued an order for the Bank (Capital Order) to increase its level of capital. The capital order requires that the Bank increase its capital by a minimum of $10.5 million on or before June 30, 1995. The capital contribution must be at least equal to the amount of capital necessary to increase the shareholder's equity to not less than 7.0% of total tangible assets. On or before June 30, 1995, the Company contributed $4.7 million to the Bank as partial payment on the requirement of the Capital Order. On March 20, 1996, the Company contributed an additional $1.0 million to the Bank. No assurances were given that the SBD will continue to refrain from taking action against the Bank to enforce the Capital Order.

         On March 28, 1995, the Federal Deposit Insurance Corporations (FDIC) issued a Notification of Capital Category ("Notification") in accordance with Prompt Corrective Action regulations. The FDIC had determined that the Bank was Critically Undercapitalized. As of December 31, 1995, with the second quarter infusion of capital and 1995 earnings, the Bank is considered adequately capitalized for the purpose of the industry standard capital categories and the FDIC has so notified the Bank. However, the Bank remains below the 7% leverage capital ratio required by the Orders as described below.

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

         As of December 31, 1995, the Bank failed to meet the 7% leverage capital ratio imposed by the Orders. As to the other requirements of the Orders, the Bank believes that the findings of the FDIC and SBD at its recent examination which began January 29, 1996 will be that the Bank is in compliance with substantial requirements of the Orders. However, no Report of Examination has been received from the FDIC and the SBD as a result of their recent examination of the Bank.

         In response to the Orders and Prompt Correction Action regulations, management has submitted a 1995 Business and Profit Plan to the FDIC and the SBD for approval. The FDIC has approved the Plan subject to the infusion of additional capital. Subject to the risk associated with the banking business generally, management believes that the Bank will be able to take the actions contemplated by such plan without need for further FDIC approval. A number of the restrictions imposed by the Orders will remain in effect until the Orders are officially lifted. Although management anticipates the FDIC and the SBD will lift the Orders if the Bank's problem assets are fully resolved, no assurance can be given as to when all conditions precedent to the lifting of the Orders will be fulfilled. The Company also is subject to certain restrictions imposed by the FRB pursuant to the Agreement that may prevent the Company from taking steps to establish new businesses (or new subsidiaries) at the Company level until similar conditions precedent are fulfilled.

     Prompt Corrective Action

         The Bank's failure to meet minimum regulatory requirements as of December 31, 1994, resulted in the imposition of operating restrictions pursuant to the prompt corrective action provisions of FDIC Improvement Act (FDICIA). In accordance with FDICIA, the Bank submitted a capital restoration plan (Plan) for meeting regulatory capital requirements. The Plan has been approved subject to the infusion of additional capital. In addition, in 1995 the Company agreed to revise its guarantee that the Bank will comply with the previously filed capital restoration plan until the Bank has met its minimum capital requirements on average during each of four consecutive calendar quarters. The Company agreed to guarantee the Bank's performance under the Plan for up to five percent (5%) of the Bank's assets or the amount needed to bring the Bank into compliance. The Company's guarantee will remain in effect until the Bank maintains compliance with the minimum capital ratio requirements for four consecutive calendar quarters.

     Impairment Orders

         Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued eight impairment orders to the Bank, with the most recent dated February 5, 1996 (the "Impairment Orders"). At December 31, 1995, the Bank had contributed capital of $70.9 million and deficit retained earnings of $64.0 million.

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

         The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi- reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such a quasi- reorganization would only be granted by the SBD upon the Bank raising sufficient additional capital for the Bank to sustain profitable operations and meet all of its regulatory capital requirements in the future. Should the SBD deny approval for a quasi-reorganization of the Bank, the Bank would be required to raise additional new capital of $89.1 million, to cure the capital impairment at December 31, 1995. Any operating losses thereafter would further impair the Bank's capital and give rise to further capital assessments.

         No assurance can be given that the Bank's capital condition will not deteriorate prior to any such quasi- reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not erode through future operating losses.

Note 3:  Investment Securities

         The carrying and estimated market values of investment securities held-to-maturity at December 31 are as follows:

                                                Carrying   Unrealized   Unrealized    Market
(Dollars in Thousands)                            Value       Gains       Losses       Value
                                                --------------------------------------------
1994:
  U.S. Treasury and agency securities             $7,859     $   --       $  (23)     $7,836
                                                --------------------------------------------
     Total                                        $7,859     $   --       $  (23)     $7,836
                                                ============================================

         During 1994, the Bank reclassified collateralized mortgage obligations with an amortized cost of $2.3 million to the available-for-sale investment category as a result of a change in the strategy regarding the investment in these types of securities. The Bank recorded a loss of $14,000 on the transfer of securities to the available-for- sale category.

         As of December 31, 1995 and 1994, The Bank's investment in Federal Home Loan Bank stock totaled $632,000 and $1.3 million and is stated at par. During 1995, the Bank redeemed 7,500 shares at $750,000. The Federal Home Loan Bank stock has no term to maturity.

         The carrying and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                                Original   Unrealized   Unrealized   Market
(Dollars in Thousands)                            Cost        Gains       Losses      Value
                                              --------------------------------------------
1995:
  U.S. Treasury and agency securities            $6,495       $  41       --         $6,536
                                               --------------------------------------------
     Total                                       $6,495       $  41       --         $6,536
                                               ============================================
1994:
  U.S. Treasury and agency securities            $1,943       $   --      $  (2)     $1,941
  Collateralized mortgage obligation (CMO)          272           --         (2)        270
                                               --------------------------------------------
     Total                                       $2,215       $   --      $  (4)     $2,211
                                               ============================================

         For 1995 and 1994, the Company included an unrealized gain of $41,000 and an unrealized loss of $4,000 as a separate component of stockholders' equity. The Company sold its mutual fund investments classified as available for sale totaling $1.1 million during 1995. During 1995, the Company recorded no gains or losses on sale of investment securities.

         The table below sets forth certain information regarding the carrying values and market values, and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1995:


                                        Within One Year       One to Five Years     Total Investment Securities
                                        ----------------      -----------------     ----------------------------
                                        Carrying Average      Carrying Average      Carrying      Market Average
(Dollars in Thousands)                    Value   Yield         Value   Yield         Value       Value   Yield
                                        ----------------      -----------------     ----------------------------
U.S. Treasury and agency securities     $ 3,019    6.1%       $ 3,517      6.1%      $ 6,536     $ 6,536    6.1%
FHLB stock                                   --     --            --        --           632         632    5.2
                                        --------------        ----------------       --------------------------
     Total                              $ 3,019    6.1%       $ 3,517      6.1%      $ 7,168     $ 7,168    6.0%
                                        ==============        ================       ==========================

         The average yield on investments securities was 6.1% and 4.6% at December 31, 1995 and 1994, respectively. U.S. Treasury and agency securities held by the Company have effective maturities of less than two years.

         At December 31, 1995 and 1994, $1.4 million and $2.5 million, respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1995 and 1994, the Company had no securities sold under agreements to repurchase.

         As of December 31, 1995 and 1994, the Company and the Bank had no derivative financial instruments that would be subject to SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments".

Note 4:  Loans Receivable

         The Bank's loan portfolio at December 31 are summarized as follows:

(Dollars in Thousands)                 1995         1994
                                   ---------------------
Real estate mortgage               $ 31,388     $ 62,149
Real estate construction              5,661        9,004
Commercial and financial             16,128       35,268
Net lease financing                      31           31
                                   ---------------------
     Total loans                     53,208      106,452
Deferred fees                          (180)        (388)
Allowance for loan losses            (5,912)      (6,576)
                                   ---------------------
     Total loans, net              $ 47,116     $ 99,488
                                   =====================

         At December 31, 1995 and 1994, non-accrual loans totaled $7.5 million and $9.4 million, respectively, and loans past due 90 days or more and still accruing were zero and $940,000, respectively. For the years ended December 31, 1995, 1994 and 1993, interest income foregone on non-accrual loans was $177,000, $918,000, and $797,000, respectively. Restructured loans totaled $5.9 million and $6.3 million at December 31, 1995 and 1994, respectively. For the years ended December 31, 1995, 1994 and 1993, interest income foregone on restructured loans were $24,000, $18,000 and $166,000, respectively.

         There were $7.8 million of fixed rate loans at December 31, 1995 with a weighted average yield of 9.0%. Total fixed rate loans, most of which will mature within six years, comprised approximately 14.7% of the Bank's loan portfolio at December 31, 1995.

         The Company makes commercial and financial loans secured by real estate, which are principally located in Northern California. At December 31, 1995 loans secured by deeds of trust on property located in these areas represented 77.3% of the Bank's loans. The primary source of repayment of real estate loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral.

Note 5. Allowance for Loan Losses

         Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:


(Dollars in Thousands)                      1995         1994         1993
                                          --------------------------------
Balances at beginning of the year         $6,576       $8,050       $8,400
  Provision loan losses                      500        3,799        3,554
  Loans charged off                       (2,871)      (6,620)      (4,063)
  Recoveries of loans charged off          1,707        1,347          159
                                          --------------------------------
Balances at end of the year               $5,912       $6,576       $8,050
                                          ================================



         Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Impaired loans as of December 31, 1995 are as follows:

                                                             Allowance        Interest
                               Recorded         Average       for Loan          Income
(Dollars in Thousands)       Investment         Balance         Losses      Recognized
                             ---------------------------------------------------------
Real estate mortgage            $ 3,891         $ 8,856        $   782         $   367
Real estate construction          3,428           5,449            292              14
Commercial and financial            307           2,323             29              49
                             ---------------------------------------------------------
     Total loans                $ 7,626         $16,628        $ 1,103         $   430
                             =========================================================

         Of the recorded investment in impaired loans of $7.6 million at December 31, 1995, the Company measured the impairment of $7.3 million using the collateral value method and $307,000 using discounted cash flow method. The Bank had one impaired loan totaling $1.4 million with no allowance for loan loss that was paid off in January 1996.

Note 6:  Other Real Estate Owned

         Other real estate owned at December 31 consist of the following:

(Dollars in Thousands)                               1995         1994
                                                  --------------------
Real Estate:
  Residential                                     $   399     $  2,216
  Residential development                           4,134        7,127
  Commercial development                            1,808        1,045
  Land under development                               --        2,543
  Raw land                                         13,164       16,494
                                                  --------------------
     Subtotal                                      19,505       29,425
Allowance for losses                              (11,991)     (19,404)
                                                  --------------------
     Total                                        $ 7,514     $ 10,021
                                                  ====================

        As of December 31, 1995 and 1994, other real estate owned was comprised of 6 and 18 properties, respectively. As of December 31, 1995, the largest single property totaled $3.2 million.

         The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                            1995         1994       1993
                                               -------------------------------
Balance of allowance for losses - beginning    $19,404      $ 2,986    $ 6,632
  Charge-offs                                   (7,500)         (33)    (6,982)
  Provision                                         87       16,451      3,336
                                               -------------------------------
Balance of allowance for losses - ending       $11,991      $19,404    $ 2,986
                                               ===============================

Note 7:  Real Estate Investments

         Real estate investments at December 31 consist of the following:

(Dollars in Thousands)                                                1995         1994
                                                                   --------------------
Residential development                                            $   505      $   507
Commercial development                                               1,209        1,234
General and limited partnership investment in Bank premises             --        1,682
                                                                   --------------------
     Subtotal                                                        1,714        3,423
Allowance for losses                                                (1,478)      (1,059)
                                                                   --------------------
     Total                                                         $   236       $2,364
                                                                   ====================

         At December 31, 1995 and 1994, real estate investments included one residential development property and one property available for commercial development. In 1995, the Bank acquired 100% of the limited partnership interest in the investment in the Bank's premises.

Note 8:  Premises and Equipment

         Premises and equipment at December 31 consist of the following:


(Dollars in Thousands)                                                1995        1994
                                                                   -------------------
Leasehold                                                          $ 3,741     $    --
Leasehold improvements                                               8,482       3,129
Furniture and equipment                                              5,187       5,065
                                                                   -------------------
     Subtotal                                                       17,410       8,194
Less:  Accumulated depreciation and amortization                    (8,721)     (5,198)
                                                                   -------------------
     Total                                                         $ 8,689     $ 2,996
                                                                   ===================

         The amount of depreciation and amortization included in non-interest expense was $581,000, $660,000, and $770,000 in 1995, 1994 and 1993,
respectively. Total rental expense net of sublease income and other occupancy expenses for the Company premises were $1.2 million, $2.1 million and $2.1 million in 1995, 1994 and 1993.

         At December 31, 1995, the approximate future minimum rental payment under a non-cancelable operating lease, with a remaining term of fifteen years, for the Company's premises are as follows:

(Dollars in Thousands)                                                          Amount
                                                                               -------
1996                                                                           $   134
1997                                                                               134
1998                                                                               134
1999                                                                               134
2000                                                                               134
Thereafter                                                                       1,318
                                                                               -------
     Total                                                                     $ 1,988
                                                                               =======

         The lease payment is fixed until the expiration of the lease on October 31, 2010. During 1995, 1994 and 1993, the Company received $435,000, $169,000 and $59,000 of sublease income, respectively. The total future minimum rent payments to be received under noncancellable operating subleases at December 31, 1995 were approximately $1.3 million. These payments are not reflected in the above table.

Note 9:  Deposits

         Deposit balances by deposit programs offered by the Bank at December 31 are as follows:

                                          1995                   1994
                                  -------------------    --------------------
                                             Average                  Average
(Dollars in Thousands)             Balance      Rate      Balance        Rate
                                  -------------------    --------------------
Demand deposit accounts           $ 20,365       0.0%    $ 30,259         0.0%
Savings and NOW accounts            25,411       2.4       43,415         2.4
Money market accounts               16,185       2.8       25,250         3.2
Time accounts                       43,712       6.1       48,224         5.0
                                  ------------------     --------------------
     Total                        $105,673       3.5%    $147,148         2.9%
                                  ==================     ====================

         Total deposit balances averaged $122.6 million and $172.9 million during 1995 and 1994, respectively, with average interest rates of 3.5% and 2.7%, respectively. The weighted average stated rates on deposits as of December 31, 1995 and 1994 was 3.5% and 2.9%, respectively.

         Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:


(Dollars in Thousands)                            1995        1994
                                               -------------------
Three months or less                            $3,157     $ 7,028
Three months to six months                       1,371       1,586
Six months to one year                           1,373       1,216
Over one year                                      515         405
                                                ------------------
     Total                                      $6,416     $10,235
                                                ==================

         Interest expense on time deposits in amounts of $100,000 or more was $353,000, $935,000 and $2.0 million in 1995, 1994, and 1993, respectively. Time deposit accounts in amounts of $100,000 or more averaged $6.9 million and $24.5 million during 1995 and 1994, respectively, with weighted average rates of 5.1% and 3.8%, respectively. The weighted average stated interest rate on such deposits at December 31, 1995 and 1994 was 5.4% and 4.4%, respectively.

         Brokered deposits totaled $3.4 million and $19.7 million, and money desk deposits totaled $28.0 million and $15.1 million at December 31, 1995 and 1994, respectively.

Note 10:  Other Borrowings

         Other borrowings at December 31 are as follows:

                                                                                                             Maximum
                                                      Balance        Stated      Average      Average        Balance
(Dollars in Thousands)                             Outstanding         Rate      Balance         Rate    Outstanding
                                                   -----------------------------------------------------------------
1995:
  Borrowings for employee stock ownership plan        $    --           --       $   18          8.3%        $   70
  Mortgage indebtedness                                    --           --          432          9.5          2,198
  Other borrowings - FHLB line of credit                   --           --        1,297          9.7          6,000
                                                   ----------------------------------------------------------------
     Total                                                 --           --       $1,747          9.6%        $8,268
                                                   ================================================================

1994:
  Borrowings for employee stock ownership plan        $    70          8.1%      $   83          6.8%        $  163
  Mortgage indebtedness                                    --           --          629         10.0          1,141
  Securities sold under agreements to repurchase        4,000          5.8          639          5.3         11,201
  Other borrowings - FHLB line of credit                   --           --        1,359          5.0          9,800
                                                   -----------------------------------------------------------------
     Total                                            $ 4,070          5.8%     $ 2,710          6.4%      $ 22,305
                                                   =================================================================

         The securities pledged under the agreement to resell are held in safe keeping by an unrelated third party.

         The Bank can borrow from the FHLB by application, of which $3.1 million was available at December 31, 1995, based on the collateral pledged. At December 31, 1995 and 1994, $4.3 million and $11.4 million of loans and securities are pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its membership in the FHLB.

         In 1995, the Bank's other borrowings included a loan on the Bank's premises. The borrowing was repaid in 1995.

Note 11:  Income Taxes

         The provision for Federal and state income taxes consists of:

(Dollars in Thousands)                            1995         1994         1993
                                               ---------------------------------
Current:
  Federal                                      $    --      $    --        $  --
  State                                            153          142          169
                                               ---------------------------------
     Total current                                 153          142          169
                                               ---------------------------------

Deferred:
  Federal                                           --           --           --
  State                                             --           --           --
                                               --------------------------------
     Total deferred                                 --           --           --
                                               ---------------------------------

     Total provision for income taxes          $   153      $   142         $169
                                               =================================

         The provision for state taxes for 1995, 1994 and 1993 consists of the minimum amount of franchise taxes due.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:


(Dollars in Thousands)                                                    1995          1994
                                                                      ----------------------
Deferred Tax Assets:
  Book loan loss reserve in excess of tax                              $ 1,967      $ 2,213
  Other provisions                                                          58          256
  Provision for losses for real estate                                   5,569        9,164
  Net operating losses                                                  17,591       15,120
  Tax credits                                                              489          489
  Difference in recognition of income from partnerships                     --           63
  Income recognized on leased property                                      --        1,832
  Capitalized costs                                                         --          391
  Net tax value of premises in excess of book                              294           --
  Other                                                                    344          131
                                                                      ---------------------
     Total deferred tax assets                                          26,312       29,659
Valuation allowance                                                    (25,873)     (27,534)
                                                                      ---------------------
     Total deferred tax assets, net                                        439        2,125
                                                                      ---------------------

Deferred Tax Liabilities:
  Net book value of premises and equipment in excess of tax                 --       (1,608)
  Loan origination costs                                                   (56)        (116)
  Taxable income in excess of book for rehabilitation credit              (383)        (401)
                                                                      ---------------------
     Total deferred tax liabilities                                       (439)      (2,125)
                                                                      ----------------------
Net deferred taxes                                                          --     $     --
                                                                      ======================



         The Bank provided a valuation allowance for deferred tax assets because it is more likely than not that the underlying benefits may not be recognized in the foreseeable future. The utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and possible changes in ownership in future years.

         The total tax provision (benefit) differs from the statutory Federal rates for the reasons shown in the following table:

                                                          1995         1994         1993
                                                         -------------------------------
Tax expense (benefit) at the statutory federal rate       34.0%       (34.0)%      (34.0)%
Utilization of prior taxable (loss) income               (34.6)        34.0         34.1
State income taxes, net of federal tax benefit            31.3          0.4          1.7
Non-deductible expenditures and non-taxable income         0.6           --         (0.1)
                                                         -------------------------------
         Total effective tax provision rate               31.3%         0.4%         1.7%
                                                         ===============================

         At December 31, 1995 and 1994, there is no deferred income tax receivable. Because the Company has utilized most of its ability to carryback net operating losses, much of the 1994 and 1993 losses, and future losses, if any, must be carried forward to offset future net operating income. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1995, the Company has net operating loss carryforwards for federal tax purposes of approximately $46.0 million which expire in 2007 and onwards, and for California tax purposes of approximately $27.0 million, which expire in 1997, 1998, 1999, and 2000. The Company has rehabilitation tax credits carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005. In addition, the Company has minimum tax credits of approximately $275,000 which have no expiration.

Note 12:  Shareholders' Equity

         The capital infusion by the Company's controlling stockholder in 1995, 1994, and 1993 was $4.3 million, $20.0 million, and $12.0 million, respectively. The capital in 1995 was raised by the issuance of 215,000 shares of Series D Preferred Stock at $20.00 per share. The capital for 1994 was raised from the issuance of 3,521,126 shares of Class A common stock at $5.68 per share. The capital for 1993 was raised from the issuance of shares of Series C Perpetual Preferred Shares (Series C Preferred Shares) at twenty dollars ($20.00) per share. The Series C Preferred Shares were converted in to Class A Common shares in 1994.

Description of Capital Stock

         The authorized capital stock of the Company consists of 40,000,000 Class A Shares, par value $0.01 per share and 2,500,000 shares of preferred stock, par value $0.01 per share, of which 437,500 are designated as Series B Preferred Shares and 750,000 are designated as Series D Preferred Shares. The remainder are not designated.

         In accordance with the Agreement and the Orders, the Company and the Bank are prohibited from paying dividends without the prior written consent or approval of the FDIC, the Superintendent of Banks and the Federal Reserve Bank of San Francisco.

Description of Class A Common Stock

         As of December 31, 1995 there were 5,765,978 Class A Shares outstanding out of a total of 40,000,000 shares authorized. During 1994, the Shareholders of the Company approved a reclassification of all Class B Common Stock into Class A Common Stock. The Series B Preferred Shares, which were convertible into shares of the Class B Common Stock at the option of the holders thereof are now convertible to Class A Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred Stock.

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

Description of Preferred Stock

         The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. As of December 31, 1995, the Board of Directors has authorized only the issuance of the Series B Preferred Shares and the Series D Preferred Shares. Pursuant to the Amended Stock Purchase Agreement, the Company's Certificate of Incorporation and Bylaws were amended to provide that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

     Voting Rights

         Holders of Class A Common Stock (when and if issued) are entitled to one vote per share. Except as described below, holders of Class A vote together with holders of the Company's Series B Preferred Shares and Series D Preferred Shares, on all matters including the election of directors. The Board of Directors is presently authorized to have 14 members. The Board of Directors is a classified Board with staggered terms providing for a maximum of three classes of directors, which are as nearly equal in number as possible, and with one class elected each year for a maximum term of three years. Holders of Class A Common Stock are not entitled to vote cumulatively for the election of directors.

         The holders of Class A Common Stock are entitled to vote as separate classes on any modification to the rights of either class of stock and as otherwise required by law. As part of the transactions contemplated by the Amended Stock Purchase Agreement, the stockholders of the Company eliminated multiple voting rights of the Series B Preferred Shares.

Description of Series B Preferred Stock

         The Company issued the Series B Preferred Shares during 1988. As of December 31, 1995, there were 16,291 Series B Preferred Shares outstanding.

     Dividends

         Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of Fifty-Six Cents ($0.56) per share, payable quarterly in January, April, July and October of each year. Dividends on the Series B Preferred Shares are cumulative. Cumulative unpaid dividends on the Series B Preferred Stock at December 31, 1995 total approximately $41,000.

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

Description of Series D Preferred Shares

         The Board of Directors, pursuant to the Company's Certificate of Incorporation, has designated seven hundred fifty thousand (750,000) shares of the Company's preferred stock as "9% Series D Perpetual Preferred Stock" (the "Series D Preferred Stock"). During the Second Quarter of 1995, the Company sold two hundred fifteen thousand (215,000) shares of the Series D Preferred Stock, par value $.01 per share to the Company's principal stockholder who owns approximately 86.7% of the Company's outstanding Class A Common Stock, for the purchase price of $20.00 per share (an aggregate purchase price of $4.3 million). The principal features of the Series D Preferred Stock are as follows:

     Dividends

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

     Voting Rights

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

     Liquidation Preference

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

     Conversion

         Shares of the Series D Preferred Stock are not currently convertible but will become so if the conversion feature is approved by the holders of a majority of the Class A Common Stock and Series B Preferred Stock (voting as a single class). If the conversion feature of the Series D Preferred Stock is so approved, each share of the Series D Preferred Stock will become convertible into approximately 59 shares of Class A Common Stock as determined by a committee of the Board of Directors of the Company determined to be independent and without any personal interest in the determination of such conversion ratio, in consultation with the holder or holders of the Series D Preferred Stock. Moreover, if holders of a majority of the Company's Class A Common Stock and Series B Preferred Stock outstanding on the date that is thirty (30) days following the date of the adoption of such shareholder resolution approving the conversion feature, the Series D Preferred Stock will be mandatorily converted into Class A Common Stock on the terms described above.

Risk Protection Rights

         In 1994, the Company issued 3,521,126 shares of Class A Common Stock to its majority shareholder in a private stock offering for $20.0 million in capital. Each unit sold under the private stock offering included a Risk Protection Right (the "RPR"). Under the RPR, additional Class A Common Stock would be issued to the holder of each RPR if a net loss were incurred on certain specified assets or as the result of losses incurred related to certain litigation actions. Adjustment shares, to a maximum of 9,723,000 shares, would have been issued to compensate for the losses related to specific assets and certain lawsuits none of which, as of December 31, 1995, have been issued. The Company's majority shareholder relinquished his rights under the RPR.

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

                                                            Options Outstanding
                                          Shares       ---------------------------
                                       Available           Number            Price
                                       for Grant       of Options        Per Share
                                     ---------------------------------------------
Balances at December 31, 1992                 --           17,909   $72.5 - $107.5

  Options canceled                            --          (12,999)   72.5 -  107.5
                                     ---------------------------------------------
Balances at December 31, 1993                 --            4,910    72.5 -  107.5

  Options canceled                            --           (2,837)   72.5 -  107.5
                                     ---------------------------------------------
Balances at December 31, 1994                 --            2,073   $72.5 - $100.0

  Options canceled                            --           (2,073)   72.5 -  100.0
                                     ---------------------------------------------
Balances at December 31, 1995                 --               --               --
                                     =============================================


         During 1994, the Company's shareholders approved two new stock option plans; the 1993 Executive Stock Option Plan ("Executive Plan") and the 1993 Non-employee Directors Stock Option Plan ("Director Plan").

     Executive Plan

         Options under the Executive Plan may be granted to key employees and consultants of the Company and its subsidiaries. The Executive Plan has reserved a total of 550,000 shares of Class A Common Stock. The number of shares granted is subject to adjustment as determined by a Committee of the Board of Directors. The exercise price of options must be at least the fair market value of the shares of the Company's Class A Common Stock as of the date the option is granted. As of December 31, 1995 and 1994, shares to be granted under the Executive Plan total 1,660,558 and 188,022, respectively, with an average exercise price of $1.82 and $10.00, respectively. The expiration date of the options is ten years from the effective date that the options were granted.
None of the options have been exercised.

         The agreements for certain executive officers and directors provide that options shall be granted to acquire shares of Class A Common Stock under the Executive Plan equal to 9% of the fully-diluted shares of the Company's Class A Common Stock, with additional shares to be issued in the future to maintain the 9% ratio. The effective dates of the initial grant of options for a total of 553,530 shares of Class A Common Stock for certain directors are September 30, 1993 and October 1, 1994. The effective dates of the initial grant of options for 1,107,058 shares of Class A Common Stock for certain executive officers are October 1, 1994 and December 1, 1995.

     Directors' Plan

         Options under the Directors' Plan may be granted to non-executive directors of the Company and its subsidiaries. The Directors' Plan will cover a total of 25,000 shares of Class A Common Stock. The number of shares granted is subject to adjustment to prevent dilution. The exercise price of options must be at least the fair market value of the shares of the Company's Class A Common Stock as of the date the option is granted. As of December 31, 1995, shares to be granted under the Directors' Plan total 7,500 with an average exercise price of $23.00. Each non-employee director serving on each subsequent April 1 shall automatically be granted additional options to acquire up to 1,250 shares of Class A Common Stock. The expiration date of the options is ten years from the effective date that the options were granted. None of the options have been exercised.

Note 13:  Regulation

         In accordance with FIRREA, the FRB and the FDIC established capital regulations requiring the Company and Bank to maintain minimum: (i) tier 1 capital equal to 4% of total assets, as defined; (ii) tier 1 capital equal to 4% of risk-weighted assets; and (iii) total capital, as defined, equal to 8% of risk-weighted assets, as defined.

         The following table sets forth the Company's and the Bank's capital ratios compared to minimum capital requirements as of December 31, 1995 and the requirements contained in the Orders:

                                                            Minimum
                                                            Capital
                                    Company      Bank    Requirement      Orders
                                    --------------------------------------------
Leverage                                6.0%      6.0%          4.0%        7.0%
Tier 1 risk-based capital               8.5       8.6           4.0         N/A
Total risk-based capital               10.4      10.4           8.0         N/A

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

Note 14:  Employee Benefit Plans

     Employee Stock Ownership Plan

         Effective December 1, 1995, the Company terminated its Employee Stock Ownership Plan ("ESOP"). During 1988, the ESOP established a loan for $650,000 from a third party financial institution which was repaid as of March 31, 1995. Throughout 1988, the Company purchased 1,429 shares of the Company's Series B Preferred Shares at a price of $140.00 per share, and the Company's Class A Shares. During 1989, the Company purchased 2,500 shares of the Company's Class A Shares at a price of $100.00 per share. During 1995 and 1994, the ESOP did not purchase any shares of the Company's stock.

         At December 1, 1995, the Company had provided a total of approximately $2.0 million in contributions to the ESOP since its inception in 1985. During 1995, 1994 and 1993, the Company contributed $77,000, $130,000, and $120,000, respectively, to the ESOP.

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

         At December 31, 1995, there were no Class A Shares outstanding under the ESPP. At December 31, 1994, the Company had outstanding 364 Class A Shares under the ESPP of which 2.0% of which represented matching shares. The Company's Board of Directors suspended this Plan as of December 31, 1991.

     Employee 401K Plan

         The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1995, 1994, and 1993, the Company included $40,000, $42,000 and $81,000, respectively in non-interest expense in order to recognize contributions to the 401k Plan.

Note 15:  Commitments and Contingencies

     Lending and Letter of Credit Commitments

         In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1995 and 1994, the Bank had outstanding loan commitments, which had primarily adjustable rates, totaling approximately $5.9 million and $16.3 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $9.8 million and $10.4 million at December 31, 1995 and 1994, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments is expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

     Litigation

         Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. The Bank has been dismissed from, or reached settlement or potential settlement in litigation or potential litigation matters which management deems material. In some instances the Bank has made or agreed to make certain payments. Based upon information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.

Note 16:  Related Party Transactions

         In the ordinary course of business, the Bank makes loans to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. The following table sets forth the activity related to loans to directors, officers and principal shareholders and their associates for the year ended December 31, 1995:

(Dollars in Thousands)                                 Amount
                                                      -------
Balance at December 31, 1994                          $   238
  New loans or disbursements                               --
  Principal reductions (including cash repayments)       (233)
                                                      -------
Balance at December 31, 1995                          $     5
                                                      =======


     Bank of San Francisco Building Company (BSFBC)

         During the third quarter of 1995, the Bank acquired all of the outside limited partnership interest in BSFBC for a total of $3.3 million. The cost in excess of book value of $525,000 is being amortized over the life of the underlying lease through 2010 using the straight line method. As of December 31, 1995, the Bank holds all of the limited partnership interest. BSFBC holds the lease on the Company's and Bank's headquarters at 550 Montgomery Street, San Francisco, California.

         The acquisition was accounted for by the purchase method. The consolidated financial statements include the accounts of BSFBC. The Company's consolidated operating results include the operations of BSFBC beginning July 1, 1995. The assets of BSFBC included leasehold improvements and leasehold interest totaling $5.5 million and cash equivalents and investment securities totaling $1.3 million. The liabilities included other borrowings which were used to finance the acquisition of leasehold interest by BSFBC in 1986. The borrowing was repaid on October 31, 1995.

         As a result of the acquisition, the Company's consolidated premises and equipment increased to $8.7 million as of December 31, 1995 from $3.0 million as of December 31, 1994. As of December 31, 1995, the Company's premises and equipment is comprised of leasehold improvements totaling $5.6 million, leasehold interest totaling $2.0 million, premium paid to acquire BSFBC totaling $508,000, and furniture and equipment totaling $617,000. The acquisition, however, had the effect of reducing the Bank's occupancy costs.

         Prior to 1995, the Company accounted for its investment in BSFBC using the equity method. Condensed statements of financial condition and operations of BSFBC at December 31 are as follows:

     Condensed Statements of Financial Condition (Unaudited)

(Dollars in Thousands)                                                          1994
                                                                              ------
Assets:
  Cash                                                                        $1,271
  Receivables                                                                     43
  Fixed assets, net                                                            5,707
                                                                              ------
     Total assets                                                             $7,021

Liabilities and Partners' Equity:

  Notes payable                                                               $2,230
  Other liabilities                                                              239
  Partners' equity                                                             4,552
                                                                              ------
     Total liabilities and partners' equity                                   $7,021

     Condensed Statements of Operations (Unaudited)

(Dollars in Thousands)                                           1995(1)      1994        1993
                                                                -------------------------------

Rental income                                                   $  947      $ 1,834     $ 1,845
Other income                                                        49          113         101
                                                                -------------------------------
     Total income                                                  996        1,947       1,946
     Total expense                                                 743        2,555       1,004
                                                                -------------------------------
Net income of partnership                                       $  253      $  (608)    $   942
                                                                ===============================




1. For the six month period ended June 30, 1995.

         The Bank's and BSFRI's equity in the operating results of BSFBC in 1995, 1994, and 1993 was earnings of $48,000, a loss of $264,000, and earnings of $263,000, respectively. Such income is included in the Bank's other income in the Company's Consolidated Financial Statements.

Note 17:  Fair Value of Financial Instruments

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

         The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                              1995                        1994
                                   -----------------------     -----------------------
                                   Carrying           Fair     Carrying          Fair
(Dollars in Thousands)               Amount          Value       Amount          Value
                                   -----------------------     -----------------------
Financial Assets:
  Cash and cash equivalents        $ 42,814       $ 42,814      $28,647       $ 28,647
  Investment securities               7,168          7,168       11,407         11,384
  Loans, net                         47,116         48,642       99,488         99,326

Financial Liabilities:
  Deposits                          105,673        105,299      147,148        147,071
  Other borrowings                       --             --        4,070          4,070



         The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1995 and 1994:

CASH AND CASH EQUIVALENTS: Current carrying amounts approximate estimated fair value.

TIME DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS: Due to the short term nature of time deposits with other financial institutions (original maturities of 90 days or less), current carrying amounts approximate market.

INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE: For securities held-to-maturity and available-for- sale, current market prices were used to determine fair value.

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

DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

OFF BALANCE SHEET INSTRUMENTS: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the face value of commitment fees collected.

Note 18:  The San Francisco Company

         Condensed statements of financial condition and operations of the San Francisco Company at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                                       1995         1994
                                                                          ---------------------
Assets:
  Cash and short term investments                                         $   157     $    656
  Other real estate owned                                                      --           85
  Investment in subsidiary                                                  6,885        1,592
  Other assets                                                                 70          131
                                                                          --------------------
     Total assets                                                         $ 7,112       $2,464
                                                                          ====================

Liabilities:
  Borrowings for Employee Stock Ownership Plan                            $    --      $    70
  Other liabilities                                                           232          265
                                                                          --------------------
     Total liabilities                                                        232          335
                                                                          --------------------

Stockholders' equity                                                        6,880        2,129
                                                                          --------------------
     Total liabilities and shareholders' equity                           $ 7,112       $2,464
                                                                          ====================


CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)                                       1995         1994         1993
                                                           --------------------------------
Income:
  Interest earned                                           $   9      $    51       $   13
  Other Income                                                  1           33           --
                                                           --------------------------------
     Total income                                              10           84           13
                                                           --------------------------------

Expense:
  Provision for loan losses                                    --           --           53
  Other expense                                               222          251          409
                                                           --------------------------------
     Total expense                                            222          251          462
                                                           --------------------------------

Loss before equity in undistributed
 net income (loss) of subsidiary                             (212)        (167)        (449)
Equity in undistributed net income (loss) of subsidiary       548      (32,869)      (9,806)
                                                           --------------------------------
     Net income (loss)                                     $  336     $(33,036)    $(10,255)
                                                           ================================


CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                        1995         1994         1993
                                                           ---------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                        $   336     $(33,036)    $(10,255)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Equity in undistributed net (income) loss of subsidiary     (548)      32,869        9,806
  Provision for loan losses                                     --           --           53
                                                           ---------------------------------
Net cash flows used in operating activities                   (212)        (167)        (396)
                                                           ---------------------------------

Cash Flows used in investing activities:
  Investment in Bank                                        (4,700)     (17,000)     (11,850)
  Proceeds from sale of other real estate owned                 85           --           --
  Net decrease (increase) in other assets                       61          136         (246)
                                                           ---------------------------------
Net cash used in investing activities                       (4,554)     (16,864)     (12,096)
                                                           ---------------------------------

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock                         --           --       12,000
  Proceeds from sale of Common Stock                         4,300       17,560           --
  Net increase (decrease) in other liabilities                 (33)        (122)         390
  Other net                                                     --           --           --
                                                           ---------------------------------
Net cash provided by financing activities                    4,267       17,438       12,390
                                                           ---------------------------------

Increase (decrease) in cash and cash equivalents              (499)         407         (102)
Cash and cash equivalents at beginning of year                 656          249          351
                                                           ---------------------------------
Cash and cash equivalents at end of year                   $   157      $   656      $   249
                                                           =================================


Note 19:  Quarterly Information (Unaudited)

         The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1995, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:


                                                                     1995 Quarters Ended
(Dollars in Thousands Except Per Share data)            March 31        June 30       Sept. 30        Dec. 31
                                                      -------------------------------------------------------

Interest income                                          $2,902          $2,776         $2,722         $2,291
Interest expense                                          1,097           1,152          1,161          1,005
                                                      -------------------------------------------------------
Net interest income                                       1,805           1,624          1,561          1,286
Provision for loan losses                                    --             500             --             --
Non-interest income                                         771             789            562            399
Non-interest expense                                      2,470           1,753          1,962          1,623
                                                      -------------------------------------------------------
Income before income taxes                                  106             160            161             62
Provision for taxes                                          38              40             37             38
                                                      -------------------------------------------------------
     Net income                                          $   68          $  120         $  124         $   24
                                                      =======================================================

Earnings per common share:

Average common shares outstanding                     5,765,993       5,765,978      5,765,978      5,765,978
Net income                                                $0.01           $0.02          $0.02          $0.00


                                                                       1994 Quarters Ended
(Dollars in Thousands Except Per Share data)            March 31        June 30       Sept. 30        Dec. 31
                                                      -------------------------------------------------------
Interest income                                          $3,263          $3,203         $3,164         $3,021
Interest expense                                          1,295           1,268          1,172          1,128
                                                      -------------------------------------------------------
Net interest income                                       1,968           1,935          1,992          1,893

Provision for loan losses                                   141             141            141          3,376
Non-interest income                                         815             462            235            623
Non-interest expense                                      5,798           8,253          7,666         17,301
                                                      -------------------------------------------------------
Loss before income taxes                                 (3,156)         (5,997)        (5,580)       (18,161)
Provision for taxes                                          28              39             38             37
                                                      -------------------------------------------------------
     Net loss                                           $(3,184)        $(6,036)       $(5,618)      $(18,198)
                                                      =======================================================

Loss per common share:

Average common shares outstanding                       444,990       1,176,718      4,847,501      5,766,008
Net loss                                                 $(7.15)         $(5.13)        $(1.16)        $(3.16)



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be furnished in the Company's definitive Proxy Statement for the Registrant's 1996 Annual meeting, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item will be furnished in the Company's definitive Proxy Statement for the Registrant's 1996 Annual meeting, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be furnished in the Company's definitive Proxy Statement for the Registrant's 1996 Annual meeting, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be furnished in the Company's definitive Proxy Statement for the Registrant's 1996 Annual meeting, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1995, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  List of documents filed as a part of the report.

         The following financial statements are included in Item 8 of this report:

         Report of Independent Public Accountants;

         Consolidated Statement of Financial Condition at December 31, 1995 and 1994;

         Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993;

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993;

         Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994 and 1993;

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

         Exhibit 3.6 First Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated July 19, 1989 (1)

         Exhibit 3.7 Second Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated June 6, 1990 (1)

         Exhibit 3.8 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 23, 1994 (8)

         Exhibit 3.9 Amended and Restated Certificate of Incorporation of The San Francisco Company, dated May 23, 1994 (8)

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

         Exhibit 10.6     Employee Stock Purchase Plan (3)

         Exhibit 10.7 Letter Agreement with the Board of Governors of the Federal Reserve Board, dated April 21, 1989 (1)

         Exhibit 10.8 Escrow Agreement dated December 31, 1990 between Bank of San Francisco Company Holding Company and Bank of San Francisco with respect to the Employee Stock Purchase Plan (4)

         Exhibit 10.9 Bank of San Francisco Company Holding Company 401(k) Profit Sharing Plan (4)

         Exhibit 10.10 Amended and Restated Indemnification Agreements dated October 29, 1991 between Bank of San Francisco Company Holding Company and each director and executive officer of the Company (6)

         Exhibit 10.11 Stock Purchase Agreement dated as of April 10, 1992 between Bank of San Francisco Company Holding and Peninsula Holdings (7)

         Exhibit 10.12 First amendment to Stock Purchase Agreement dated May 14, 1992 between Bank of San Francisco Company Holding Company and Putra Masagung (7)

         Exhibit 10.13 Second amendment to Stock Purchase Agreement dated June 18, 1992 between Bank of San Francisco Company Holding Company and Putra Masagung (7)

         Exhibit 10.14 Agreement Respecting Assignment, Assumption, Consent and Amendments dated as of May 8, 1992 among Bank of San Francisco Company Holding Company, Peninsula Holdings and Putra Masagung (8)

         Exhibit 10.15 Subscription Agreement dated as of October 29, 1992 between Bank of San Francisco Holding Company and Putra Masagung (8)

         Exhibit 10.16 Employment Agreements dated October 1, 1994 between Mr. Gilleran and The San Francisco Company and the Bank of San Francisco. (10)

         Exhibit 10.17 The San Francisco Company 1993 Executive Stock Option Plan(9)

         Exhibit 10.18 The San Francisco Company 1993 Non-Employee Directors Stock Option Plan (9)

         Exhibit 10.19 Employment Agreements dated November 27, 1995 between Mr. John McGrath and the Bank of San Francisco. *

         Exhibit 10.20 Subscription Agreement dated as of February 26, 1996 between The San Francisco Company and Putra Masagung *

         Exhibit 21       Subsidiaries of registrant (5)

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

         (3) Incorporated by reference from exhibits included with the Company's Form S-8 Registration Statement (Registration No. 33-35649), previously filed with the Commission.

         (4) Incorporated by reference from exhibits included with the Company's Annual Report on Form 10- K for the year ended December 31, 1990, previously filed with the Commission.

         (5) Incorporated by reference from exhibits included with the Company's Annual report on Form 10- K for the year ended December 31, 1990, previously filed with the Commission.

         (6) Identical agreements have been signed by each executive officer and director of the Company.

         (7) Incorporated by reference from exhibits included with the Company's Proxy Statement for the Special Meeting of Stockholders' held on June 25, 1992, previously filed with the Commission.

         (8) Incorporated by reference from exhibits included with the Company's Annual report on Form 10- K for the year ended December 31, 1992, previously filed with the Commission.

         (9) Incorporated by reference from exhibits included with the Company's Proxy Statement for the Special Meeting of Stockholders' held on May 23, 1994, previously filed with the Commission.

         (10) Incorporated by reference from exhibits included with the Company's Annual report on Form 10- K for the year ended December 31, 1994, previously filed with the Commission.

(b)      Reports on Form 8-K filed in the fourth quarter of 1995:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SAN FRANCISCO COMPANY

 /s/ James E. Gilleran                     Chairman of the Board and           March 29, 1996
----------------------------               Chief Executive Officer
James E. Gilleran                          (Principal Executive Officer)


 /s/ Keary L. Colwell                      Senior Vice President               March 29, 1996
----------------------------               (Principal Accounting Officer)
Keary L. Colwell

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Signature                                   Title                        Date
         ---------                                   -----                        ----
 /s/ James E. Gilleran                     Chairman of the Board and           March 29, 1996
----------------------------               Chief Executive Officer
James E. Gilleran                          (Principal Executive Officer)


 /s/ Steven R. Champion                    Director                            March 29, 1996
----------------------------
Steven R. Champion

 /s/ Willard D. Sharpe                     Director                            March 29, 1996
----------------------------
Willard D. Sharpe

 /s/ Gordon B. Swanson                     Director                            March 29, 1996
----------------------------
Gordon B. Swanson

 /s/ Kent D. Price                         Director                            March 29, 1996
----------------------------
Kent D. Price

 /s/ Nicholas C. Unkovic                   Director                            March 29, 1996
----------------------------
Nicholas C. Unkovic

 /s/ Jackson L. Schultz                    Director                            March 29, 1996
----------------------------
Jackson L. Schultz

                                 EXHIBIT INDEX


Exhibit 10.19         Employment Agreements dated November 27, 1995 between Mr.
                      John McGrath and the Bank of San Francisco. *

Exhibit 10.20 Subscription Agreement dated as of February 26, 1996 between The San Francisco company and Putra Massgung *

Exhibit 27            Financial Data Schedule