Form 10-K/A
period 1995-12-31
SAN FRANCISCO CO
filed 1996-04-29
CIK 351238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10198

                            THE SAN FRANCISCO COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                     94-3071255
- - ----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

550 Montgomery Street, 10th Floor
San Francisco, California                    94111
- - ----------------------------------          ------------------------------------
(Address of principal executive office)      (Zip Code)

       Registrant's telephone number, including area code: (415) 781-7810

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                               Name of Each Exchange on Which
                                             Registered
- - ----------------------------------          ------------------------------------

Class A Common Stock, $0.01 Par Value        None

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

The Registrant had 5,765,978 shares of Class A Common Stock outstanding on March 12, 1996.

                       Documents Incorporated by Reference

None

                            THE SAN FRANCISCO COMPANY

                  AMENDMENT TO 1995 ANNUAL REPORT (FORM 10-K/A)
                                TABLE OF CONTENT

                                    PART III

                                                                                 Page
                                                                                 ----

Item 10.     Directors and Executive Officers of the Registrant                    1

Item 11.     Executive Compensation                                                2

Item 12.     Security Ownership of Certain Beneficial Owners and Management        9

Item 13.     Certain Relationships and Related Transactions                        9

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

         The following is a list of directors of the Company, their occupation for the previous five years, age and the length of service as a director. Except as stated below, no director of the Company is a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended. Except for the Bank, none of the corporations or organizations discussed below is an affiliate of the Company. No director, nominee for director or executive officer of the Company or the Bank has any family relationship with any other director or executive officer of the Company or director or executive officer of the Bank.

JAMES E. GILLERAN...............................................................

         Mr. Gilleran has served as the Chairman and Chief Executive Officer of the Company and the Bank since October 1994. He served as Superintendent of Banks for the state of California from 1989 to 1994. At December 31, 1995, Mr. Gilleran was 62 years of age and he had been serving as a director of the Company since 1994 and a director of the Bank since 1994.

STEVEN R. CHAMPION..............................................................

         Mr. Champion has served as President and Chief Financial Officer of San Francisco and East Asia Capital Management since January 1995. Mr. Champion was the Vice Chairman and Chief Financial Officer of the Company and the Bank, and Chief Investment Officer of the Bank, from August 1993 to October 1994. He served as Chief International Investment Officer of Bank of America from 1992 to 1993, President and Chief Executive Officer of the R.O.C. - Taiwan Fund from 1989 to 1992, and President and Chief Executive Officer of International Investment Trust Company in Taipei, Taiwan from 1987 to 1992. At December 31, 1995, Mr. Champion was 50 years of age and he had been serving as a director of the Company since 1993 and a director of the Bank since 1993.

KENT D. PRICE...................................................................

         Mr. Price has served as Executive Vice President of IBM since September 1994. Mr. Price was the Chairman and Chief Executive Officer of the Company and the Bank from September 1993 to August 1994. He served as Executive Vice President, Private Banking and Corporate Development of Bank of America from 1991 to 1993; Chief Financial Officer and Executive Vice President of Bank of New England Corporation from 1990 to 1991; and Chief Operating Officer, Chief Financial Officer and Director of Barr Rosenberg Investment Management in 1990. At December 31, 1995, Mr. Price was 52 years of age and he had been serving as a director of the Company since 1993 and was a director of the Bank from 1993 to 1994.

JACKSON SCHULTZ ................................................................

         Mr. Schultz is a retired banker who, has provided consulting services to Wells Fargo Bank for more than five years through 1995. Prior to his existing consulting arrangement Mr. Schultz served as a Senior Vice President of Wells Fargo. At December 31, 1995, Mr. Schultz was 70 years of age and he had been serving as a director of the Company since 1996 and a director of the Bank since 1996.

WILLARD D. SHARPE...............................................................

         Mr. Sharpe is a retired economist who, at the time of his retirement in 1987, served as a Vice President of Chase Manhattan Bank and as the Bank's chief economist for Asia. In addition, since 1993, Mr. Sharpe has been a Vice President of two privately held companies involved in efforts to explore prospects for investment in Vietnam. At December 31, 1995, Mr. Sharpe was 72 years of age and he had been serving as a director of the Company since 1993 and a director of the Bank since 1993.

GORDON B. SWANSON ..............................................................

         Mr. Swanson has been Vice President of Real Estate with Levi Strauss & Company since 1993. He served as President of G. B. Swanson & Co., a real estate advisory firm from 1991 to 1992. Mr. Swanson has served as Director Emeritus of the San Francisco Chamber of Commerce since 1986 and as Managing Director of Jones Lang Wootton U.S.A., a commercial real estate investment company, from 1989 to 1991. At December 31, 1995, Mr.

         Swanson was 51 years of age and he had been serving as a director of the Company since 1985 and a director of the Bank since 1985.

NICHOLAS UNKOVIC................................................................

         Mr. Unkovic has been a partner for the law firm of Graham & James, LLP for more than five years. At December 31, 1995, Mr. Unkovic was 44 years of age and he had been serving as a director of the Company since 1994.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT OFFICERS

         Each executive officer is selected annually by the Board of Directors pursuant to provisions of the bylaws of the Company and the Bank. The following is a listing of executive officers of the Company and/or Bank, their occupation for the previous five years, age and the length of service as an officer.

JAMES E. GILLERAN...............................................................

         (See position description of Mr. Gilleran's position with the Company and the Bank, and his background under the heading "DIRECTORS").

JOHN McGRATH....................................................................

         Mr. McGrath has served as President, Chief Operating Officer and Chief Credit Officer of the Bank since December 1995. He served as President and Chief Executive Officer of Sacramento First National Bank from 1982 to 1995. At December 31, 1995, Mr. McGrath was 53 years of age and he had been servings as a director and officer of the Bank since 1995.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Decisions on the compensation of the Company's and the Bank's executives are generally made by the four- member Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are members of the Board of Directors of the Company. All decisions by the Personnel/Compensation Committee relating to the compensation of the Company's and the Bank's executive officers are reviewed by the Company's and the Bank's full Boards of Directors, except for decisions about awards under certain of the Company's stock- based compensation plans, which are made solely by the Committee in order for the grants or awards under such plans to satisfy Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Set forth below is a report of the Personnel/Compensation Committee addressing the Company's compensation policies for 1995 as they affected the Chief Executive Officer of the Company and the Bank serving at the end of 1995, and the one other most highly-compensated officer of the Bank at the end of 1995, and two additional highly-compensated officers who would have qualified for disclosure if they had not terminated employment, (collectively, the "Named Executives") as December 31, 1995. The Named Executives compensation in 1995 is shown in the "Executive Compensation Tables" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company's Personnel/Compensation Committee, which during 1995 consisted of Mrs. Donna Miller Casey, Mr. Gilleran (Chairman and Chief Executive Officer of the Company and the Bank), Mr. Unkovic and Mr. Sharpe, makes decisions with respect to the compensation of executive officers. In 1996, Mr. Schultz filled Mrs. Casey's position as Chairman of the Personnel/Compensation Committee.

BOARD OF DIRECTORS' FEES

         The Company and the Bank pay director fees to each non-employee Director for attendance at Board meetings and Committee meetings which are held monthly. The fee for attendance at a Board meeting is $750 per meeting. The Chairman of each committee receives $300 and each member receives $200 for each committee meeting attended.

COMPENSATION PHILOSOPHY

         The compensation policies adopted by the Personnel/Compensation Committee and approved by the Board of Directors of the Company and the Bank in 1992, and continued since then, were designed to provide competitive levels of compensation, reward improvements in corporate performance, recognize above-average individual achievements and initiative, and thereby assist the Bank in attracting and retaining qualified employees.

         The Personnel/Compensation Committee either approved or recommended to the Board of Directors payment amounts and award levels for all executives of the Bank including the Named Executives. With regard to compensation actions affecting Mr. Gilleran, Chairman and Chief Executive Officer of the Company and Bank, all of the non-employee members of the Board of Directors acted as the approving body.

         The Company and the Bank experienced significant financial losses from 1991 to 1994, and, in connection therewith, the Named Executives were required to devote a substantial and unusual amount of time and effort in dealing with non-performing assets, raising new capital, responding to regulatory concerns and implementing changes in operating systems and controls. Consequently, the use of traditional corporate performance measures such as earnings per share or increases in book value to determine executive compensation was not considered to be in the Company's best interests. Therefore, there was no direct relationship in 1994 or 1995 between executive compensation and the Company's financial performance, either as compared to the Company's prior performance or as compared to the banking companies with which the Company competes for executive talent. Instead, the 1994 and 1995 executive compensation programs of the Bank were designed to provide compensation which would allow the Bank to attract and retain talented and experienced executives necessary for management of the Bank's turnaround program. The focus of the executive compensation program was on base salary, although some effort was made to provide longer term incentives through the grant of stock options. None of the Named Executives received a cash bonus in 1994 or 1995.

         Going forward, in addition to the philosophies described above, the Committee will also be guided by the terms of the FDIC Order in setting executive compensation. The FDIC Order provides that, without the prior written approval of the FDIC, the Bank may not (a) pay a bonus to an executive officer, or (b) provide compensation to an executive officer at a rate exceeding his or her average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 calendar months preceding the months in which the Bank first became undercapitalized.

EXECUTIVE COMPENSATION TABLES

         SUMMARY OF 1993-1995 COMPENSATION. The following table sets forth the annual compensation, long-term compensation and other compensation paid to each of the Named Executives. Compensation is listed as of

December 31, 1995, 1994 and 1993. Messrs. Spaulding, Criss, Price, Freed, and Champion, have terminated their employment with the Bank and Company, all other positions listed on the table are positions held by the Named Executives as of December 31, 1995.

                           SUMMARY COMPENSATION TABLE

=================================================================================================================================
                                               ANNUAL COMPENSATION                          LONG TERM COMPENSATION
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    AWARDS
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                             OTHER                                        ALL
                                                                             ANNUAL         RESTRICTED                    OTHER
                                                                             COMPEN-        STOCK                         COMPEN
NAME AND PRINCIPAL                         SALARY            BONUS           SATION         AWARD(S)      OPTIONS/        -SATION
POSITION                       YEAR        ($)               ($)             ($)            ($)(7)        SARS(#)         ($) (4)
- - ---------------------------------------------------------------------------------------------------------------------------------
            (a)                  (b)          (c)              (d)              (e)           (f)           (g)              (i)
- - ---------------------------------------------------------------------------------------------------------------------------------
Chairman/CEO                   1995          262,507               0                0            0                0             0
                               1994           51,681               0         7,936(1)            0       313,369(6)             0
James E. Gilleran              1993                0               0                0            0                0             0
- - ---------------------------------------------------------------------------------------------------------------------------------
President/COO/CCO -            1995                0               0        11,308(1)            0                0             0
 Bank                          1994                0               0                0            0                0             0
John McGrath                   1993                0               0                0            0                0             0
- - ---------------------------------------------------------------------------------------------------------------------------------
EVP - Former                   1995          142,339               0                0            0                0        29,327
                               1994          150,000               0                0            0                0             0
Stephen V. R. Spaulding        1993           25,096               0        17,692(1)            0                0             0
- - ---------------------------------------------------------------------------------------------------------------------------------
EVP/CCO - Former               1995           48,217               0                0            0                0             0
                               1994          125,000           8,624                0            0                0             0
C. William Criss, Jr.          1993          125,000          63,097         3,000(2)            0                0         1,014
- - ---------------------------------------------------------------------------------------------------------------------------------
Vice Chairman/CFO -            1995                0               0                0            0                0             0
Former                         1994          184,708               0                0            0       125,348(5)         4,650
Steven R. Champion             1993           55,000               0        55,000(1)            0                0
- - ---------------------------------------------------------------------------------------------------------------------------------
President/COO - Former         1995                0               0                0            0                0             0
                               1994          190,512               0                0            0                0       204,250
Rodney D. Freed                1993          178,077               0         4,180(3)            0                0           759
- - ---------------------------------------------------------------------------------------------------------------------------------
Chairman/CEO - Former          1995                0               0                0            0                0             0
                               1994          128,333               0                0            0        62,674(5)         1,886
Kent D. Price                  1993           55,000               0        31,026(1)            0                0           170
=================================================================================================================================

(1) "Other annual compensation" consists solely of consulting fees paid for consulting services prior to formal appointment into designated positions.

(2) Consists solely of auto allowance expense of $500 per month. All auto allowances were eliminated as of July 1, 1993.

(3) During the 1993 fiscal year Mr. Freed's "Other annual compensation" consisted primarily of allowances for an auto allowance at a rate of $500 per month. All auto allowances were eliminated as of July 1, 1993. Mr. Freed was also reimbursed for moving costs related to his relocation from Singapore.

(4) "All other compensation" consists of group term life insurance coverage and severance expenses related to the termination of employment.

(5) These options were granted pursuant to separation agreements described below.

(6) These options were granted pursuant to Mr. Gilleran's employment described below.

(7) The options granted are out-of-the-money with an exercise price of $5.68 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         EMPLOYMENT AGREEMENT OF MR. GILLERAN. The Company and the Bank entered into an employment agreement with Mr. Gilleran dated October 1, 1994 which provided, among other things, for Mr. Gilleran to receive an annual salary of at least $250,000 per year, payable in accordance with the Bank's usual payment practices. Mr. Gilleran's annual base salary will be increased to $300,000 upon the conclusion of the Company's third consecutive profitable quarter, subject to regulatory approval. In addition, the employment agreement provides for an annual cash performance bonus of between 0% and 100% of base salary, and a special incentive one-time bonus of $150,000 at such time that the condition of the Company and Bank are deemed satisfactory. The employment contract expires on September 30, 1998.

         The agreement provides that the Board of Directors shall grant Mr. Gilleran options under the 1993 Executive Stock Option plan to acquire shares of the Company's Class A Common Stock equal to 5% of the fully-diluted shares of Common Stock, with additional options to be granted in the future as necessary to maintain the 5% interest. For purposes of determining the number of fully-diluted shares, Warrants would not be counted until they become exercisable. Effective October 1, 1994, options to acquire 313,369 shares of Common Stock were granted to Mr. Gilleran pursuant to his employment agreement. The exercise price of these options is $5.68 per share. Based on the capitalization of the Company as of March 31, 1996 and assuming the conversion of Series D Preferred Stock into Common Stock, Mr. Gilleran would receive additional options to purchase 862,970 shares of Common Stock. The options granted to Mr. Gilleran vest over a three-year period, with one-third vesting on the each anniversary of the employment agreement. The exercise price of the options to be granted would be $0.34 per share (the effective price of the Second Quarter 1995 Investment by Mr. Masagung), and the exercise price of subsequent anti-dilution options would be the then-current fair market value of the Common shares or the price per share for shares issued to others prior to a public offering. Assuming the conversion of the Series D Preferred Stock into Common Stock and the granting of other anti-dilution stock options under existing employment and separation agreements, as of March 31, 1996, Mr. Gilleran would hold an option to acquire a total of 1,176,339 shares of Common Stock.

         Under the employment agreement, Mr. Gilleran is indemnified by the Company and the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreement. Subject to certain limitations, Mr. Gilleran is also indemnified by the Company and the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring after the execution of the employment agreement, unless such liability or expense is due to the officer's bad faith or gross negligence.

         EMPLOYMENT AGREEMENT OF MR. MCGRATH. The Bank entered into an employment agreement with Mr. McGrath dated November 27, 1995 which provides, among other things, for Mr. McGrath to receive an annual salary of at least $170,000 per year, payable in accordance with the Bank's usual payment practices. In addition, the employment agreement provides for an annual cash performance bonus of between 0% and 50% of base salary. The employment contract expires on November 27, 1998.

         The agreement provides that the Board of Directors shall grant Mr. McGrath options under the 1993 Executive Stock Option plan to acquire shares of the Company's Common Stock equal to 1% of the fully-diluted shares of Class A Common Stock, with additional options to be granted in the future as necessary to maintain the 1% interest. For purposes of determining the number of fully-diluted shares, Warrants would not be counted until they become exercisable. The initial grant of options to acquire 63,455 shares of Common Stock are to be granted effective December 1, 1995. Based on the capitalization of the Company as of March 31, 1996 and assuming the conversion of the Series D Preferred Stock into Common Stock, Mr. McGrath will receive additional options to purchase 171,813 shares of Common Stock. The options to be granted to Mr. McGrath will vest over a three-year period, with one-third vesting on each anniversary of the employment agreement. The exercise price of the options to be granted will be $0.34 per share (the effective price of the Second Quarter 1995 Investment by Mr. Masagung), and the exercise price of subsequent anti-dilution options would be the then-current fair market value of the Common shares or the price per share for shares issued to others prior to a public offering. Assuming the conversion of the Series D Preferred Stock into Class A Common Stock and the granting of other stock options under existing employment and separation agreements, as of March 31, 1996, Mr. McGrath would hold an option to acquire a total of 235,268 shares of Common Stock.

         Under the Employment Agreement, Mr. McGrath is indemnified by the Bank from any liability or expense arising as a result of actions taken by the Bank or the Company, or events relating to the business of the Bank or the Company, occurring prior to the execution of the Employment Agreement. Subject to certain limitations, Mr. McGrath is also indemnified by the Bank from any liability or expense arising as a result of actions taken by the Bank or the Company, or events relating to the business of the Bank or the Company, occurring after the execution of the Employment Agreements, unless such liability or expense is due to the officer's bad faith or gross negligence.

         SEPARATION AGREEMENTS WITH CERTAIN FORMER EXECUTIVE OFFICERS OF THE BANK. During 1994 certain executive officers resigned from their employment with the Bank. Effective September 16, 1994, Mr. Price resigned as Chairman and Chief Executive Officer of the Bank and the Company. Effective November 1, 1994, Mr. Champion resigned as Vice Chairman and Chief Financial Officer of the Bank and the Company.

         Separation agreements Messrs. Price and Champion provide for the termination of prior employment agreements. In consideration for the termination of such employment agreements, the Board of Director's granted each of Messrs. Price and Champion options under the 1993 Executive Stock Option Plan to acquire shares of the Company's Common Stock equal to 1% and 2%, respectively of the fully-diluted shares of Common Stock, with additional options to be granted in the future as necessary to maintain the 1% and 2% interest, respectively. For purposes of determining the number of fully-diluted shares, Warrants would not be counted until they become exercisable. As of December 31, 1995, the total options granted to Messrs, Price and Champion are 62,674 and 125,348, respectively. The exercise price of these options is $5.68 per share. Based on the capitalization of the Company as of March 31, 1996 and assuming the conversion of Series D Preferred Stock, each of Mr. Price and Mr. Champion would receive additional options to purchase 172,594 and 345,187 shares, respectively of the Company. The options granted to Messrs. Price and Champion vest immediately. The exercise price of the options to be granted is $0.34 per Common Share (the effective price of the Second Quarter 1995 Investment by Mr. Masagung), and the exercise price of subsequent anti-dilution options would be the then-current fair market value of the Common shares or the price per share for shares issued to others prior to a public offering. Assuming the conversion of the Series D Preferred Stock into Common Stock and the granting of other anti-dilution stock options under existing separation agreements, as of March 31, 1996, Messrs. Price and Champion would hold an option to acquire a total of 235,268 and 470,535 shares of Common Stock.

DESCRIPTION OF BENEFIT PLANS

         401(K) PROFIT SHARING PLAN. In 1986 the Company established a 401(k) Profit Sharing Plan (the "Plan") which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Plan permits each participating employee with six months of service to contribute to the Plan through payroll deductions ("salary deferral contributions") of from 2% to 16% of the participant's eligible compensation from the Company and its subsidiaries, thereby deferring taxes on all or a portion of these amounts. Under the Plan, the Company currently will match a participant's tax deferred contributions by an amount equal to 100% of such contribution for each year, except that the matching contribution by the Company for the participant may not exceed 2% of the participant's eligible compensation for that year.

         The Company may also make additional contributions to the Plan in such amounts as may be determined by the Company's Board of Directors. Any such additional contributions are allocated among Plan participants based upon their compensation levels. The Company's contribution vests 100% after a participant has completed five years of participation in the Plan, with vesting of 20% per year for each of years one through five. In addition, the Company's contribution vests upon a participant's retirement at age 65 or upon a participant's death or permanent disability. Participants are entitled to receive their salary deferral contributions and vested benefits under the Plan upon termination of employment, retirement, death or disability. Participants have the right to allocate their salary deferral contributions among four different investment funds.

         1993 EXECUTIVE STOCK OPTION PLAN. Awards under the Executive Plan will be discretionary and will be based on the performance of the Company, the officer's job performance, the importance of his or her position, and his or her contribution to the organization's goals for the award period (which goals in the short term are likely to focus more on capital raising, compliance with regulatory requirements, and improvements in financial performance than on financial performance comparative to other bank holding companies). No grants were made in 1995.

         The following table shows outstanding grants made as of December 31, 1995 for the individuals and groups set forth below under the Executive Plan:

                            OPTIONS GRANTED UNDER THE
                        1993 EXECUTIVE STOCK OPTION PLAN
                        --------------------------------

                                                    NUMBER OF SHARES OF CLASS A
                                                      COMMON STOCK UNDERLYING
            NAME AND POSITION                         OPTIONS GRANTED THROUGH
            -----------------                         -----------------------
                                                            1995 (4)(5)
                                                            -----------

James E. Gilleran (1)                                         313,369
      Director of the Company and the Bank

John McGrath(2)                                                  --
      Director of the Bank

Kent D. Price(3)                                               62,674
      Director of the Company and the Bank

Stephen R. Champion(3)                                        125,348
      Director of the Company and the Bank

Executive Officer Group                                       501,391

Non-Executive Officer Director Group                                0

Non-Executive Officer Employee Group                                0

- - ---------------------
(1)    The options granted effective October 1, 1994.  See Employment Agreement
       - Mr. Gilleran above.

(2) Options will be granted with an effective date of December 1, 1995. See Employment Agreement - Mr. McGrath above.

(3)    The options were granted in 1994 and are 100% vested.

(4) The table does not include options to be granted Mr. McGrath nor the additional options required to be granted pursuant to the anti-dilution provisions of the employment and/or separation agreements described above which as of March 31, 1996 totaled 1,616,180. All options included are out-or-the-money with an exercise price of $5.68 per share.

(5) The table does not include additional anti-dilution options to be granted related to the options to be granted to the Company's majority shareholder pursuant to the February 26, 1996 agreement between the Company and the majority shareholder.

         1993 NON-EMPLOYEE OPTION PLAN. No grants of options were made during 1995 under the Directors Plan. The following table shows grants outstanding as of December 31, 1995 for the individuals and groups set forth below under the Directors Plan:

                            OPTIONS GRANTED UNDER THE
                      1993 NONEMPLOYEE DIRECTORS STOCK PLAN
                            THROUGH DECEMBER 31, 1995
                            -------------------------

                                                    NUMBER OF SHARES OF CLASS A
                                                      COMMON STOCK UNDERLYING
                                                      OPTIONS GRANTED THROUGH
             NAME AND POSITION                           DECEMBER 1995(1)
             -----------------                           ----------------

Donna Miller Casey                                             1,250
      Former Director of the Company and Bank

Nicholas Unkovic (2)                                            --
      Director of the Company

David R. Holbrooke                                             1,250
      Former Director of the Company and Bank

Willard D. Sharpe (2)                                          2,500
      Director of the Company and Bank

Kent D. Price (3)                                               --
      Director of the Company

Steven R. Champion (3)                                          --
      Director of the Company and Bank

Gordon B. Swanson(2)                                           2,500
      Director of the Company and Bank

Executive Officer Group                                          0

Non-Executive Officer Director Group                           7,500

Non-Executive Officer Employee Group                             0

- - ---------------------
(1) The options were granted effective April 1, 1994 and are currently out-of-the-money. The options vest over a two-year period, with 50% vesting on the expiration of one full year of service as a Nonemployee Director following the date of the grant of such stock option, and the remaining 50% vesting on the expiration of two full years of service as a Nonemployee Director following the date of the grant of such option.

(2) Options to purchase 3,377 shares, effective April 1, 1995, are to be granted under the Non-employee director plan. Effective April 1, 1996, additional options of 7,147 will be granted.

(3) Messrs Price and Champion are not eligible to participate under this plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth information regarding the beneficial ownership of the Class A Common Stock by Mr. Putra Masagung, Mr. Latief and by all other shareholders as December 31, 1995. The address of Mr. Masagung is 55 MH Thamrin, Jakarta, Indonesia. The address of Mr. Latief is Tamara Center, 20th Floor, Jl Jend. Sudirman Kav.24, Jakarta, Indonesia. The information does not assume the conversion of any of the Company's preferred stock.

                                                                       Directors and
                                    Mr. Putra                            Executive               All
                                    Masagung         Mr. Latief          Officers                Others
                                    --------         ----------        -------------             ------

Class A Common Shares               5,076,126        525,000           2,938                     160,914

Percentage ownership                88.0%            9.1%              0.0%                      2.9%

         The following sets forth information regarding the beneficial ownership of the Series D Preferred Stock by Mr. Putra Masagung as December 31, 1995.

                                    Mr. Putra                          All
                                    Masagung         Mr. Latief        Others
                                    --------         ----------        ------

Series D Preferred Shares           215,000          -                 -

Percentage ownership                100.0%           -                 -

         The following sets forth information regarding the beneficial ownership of the Series B Preferred Stock as December 31, 1995.

                                                         Number of Shares           Percentage
                                                         of Beneficially               of
                                                               Owned                  Class
                                                         ----------------           ----------

       Gordon Swanson                                          7,200                  44.2%

       John A. Beal                                            2,143                  13.2

       John Volckman                                           3,500                  21.5

       All directors and current executive officers
         as a group                                            7,200                  44.2


         The address of Mr. Beal is 101 Rock Cove Court, Folsom, California 95630 and Mr. Volckman is 127 Alta Vista, Atherton, California 94027, and the address of Mr. Swanson for the purpose of his ownership of the Series B Preferred stock is the principal executive office of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The Bank has had and expects to continue to have banking transactions with many of the directors and executive officers of the Company and the Bank (and their associates). Loans by the Bank to any director or executive officer of the Company or any of its subsidiaries (or any associate of such persons) have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, except as set forth in the following paragraph, have not involved more than the normal risk of collection or presented other unfavorable features. Loans by the Bank to any director, executive officer or principal stockholder of the Company or any of its subsidiaries (as such persons are defined by regulation) are subject to limitations under California and federal law. Among other things, a loan by the Bank to a director, executive officer, or principal stockholder of the Company or any of its subsidiaries must be on non-preferential terms and, if all loans to a given person exceed $25,000, such loans must be approved in advance by the Bank's Board of Directors. The aggregate balance of such loans at December 31, 1995 was zero.

         The Company and the Bank have engaged the law firm of Graham & James, LLP to perform the function of General Counsel. Total fees paid to Graham & James, LLP in 1995 for legal services rendered were $38,600. Mr. Unkovic, a director of the Company, is a partner with Graham & James, LLP.

         The Company entered into an indemnification agreement with Mr. Unkovic and Graham & James, LLP dated December 16, 1994. The indemnification agreement provides that Mr. Unkovic is indemnified from and against any and all liabilities or expenses arising with respect to any action or inaction taken in the course of his duties as a director of the Company, and that Graham & James, LLP is indemnified against any and all liabilities and expenses against Graham & James, LLP arising by reason of Mr. Unkovic serving as a director of the Company. The indemnification does not include legal services Mr. Unkovic or Graham & James, LLP may render to the Company or its subsidiaries, affiliates, directors, officers or stockholders.

         Under their employment agreements, Messrs. Gilleran and McGrath would be indemnified by the Company and/or the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for additional information on indemnification agreements.

         The Bank entered into an indemnification agreement with Mr. Thayer Prentice, former Chairman of the Board, President and Chief Executive Officer of the Company and the Bank. The Bank obtained an irrevocable standby letter of credit in the amount of $300,000 issued by Transpacific National Bank on December 30, 1995 on behalf of Thayer T. Prentice as collateral for the Bank's obligations under its indemnification agreement. The indemnification agreement expires August 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SAN FRANCISCO COMPANY

 /s/ James E. Gilleran                 Chairman of the Board and             April 29, 1996
- - -----------------------------          Chief Executive Officer               ------------------
James E. Gilleran                      (Principal Executive Officer)


 /s/ Keary L. Colwell                  Senior Vice President                 April 29, 1996
- - -----------------------------          (Principal Accounting Officer)        ------------------
Keary L. Colwell