Form 10-Q
period 1996-03-31
SAN FRANCISCO CO
filed 1996-05-13
CIK 351238

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10198

                           THE SAN FRANCISCO COMPANY
             (Exact name of Registrant as specified in its charter)

 Delaware                                                                                      94-3071255
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


 550 Montgomery Street, San Francisco, California                                                   94111
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

                              Yes    X         No
                                   -----           -----
The Registrant had 5,765,999 shares of Class A Common Stock outstanding on May 1, 1996.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                                Page
                                                                                ----
Part I - Financial Information

Item 1.  Consolidated Statements of Financial Condition
             At March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . .  1

            Consolidated Statements of Operations
             For the Three Months Ended March 31, 1996 and 1995. . . . . . . . .  2

            Consolidated Statements of Changes in Shareholders' Equity
             For the Three Months Ended March 31, 1996 and 1995. . . . . . . . .  3

            Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1996 and 1995. . . . . . . . .  4

            Notes to Consolidated Financial Statements . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . .  6


Part II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . 17

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . 17

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 17


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                               (Unaudited)
                                                                March 31,      December 31,
(Dollars in Thousands Except Per Share Data)                       1996           1995
                                                                ---------------------------
ASSETS:
Cash and due from banks                                           $  3,837       $  4,814
Federal funds sold                                                  22,600         38,000
                                                                  -----------------------
   Cash and cash equivalents                                        26,437         42,814
Investment securities held-to-maturity
 (Market:  $7,732)                                                   7,807             --
Investment securities available-for-sale                            24,642          6,536
Federal Home Loan Bank stock, at par                                   640            632

Loans                                                               41,749         53,208
Deferred loan fees                                                    (196)          (180)
Allowance for loan losses                                           (5,715)        (5,912)
                                                                  -----------------------
   Loans, net                                                       35,838         47,116
Other real estate owned                                              6,882          7,514
Real estate investments                                                236            236
Premises and equipment, net                                          8,528          8,689
Interest receivable                                                    449            527
Other assets                                                           560            798
                                                                  -----------------------
      Total Assets                                                $112,019       $114,862
                                                                  =======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                                     $ 18,862       $ 20,365
Interest bearing deposits                                           83,701         85,308
                                                                  -----------------------
   Total deposits                                                  102,563        105,673
Other liabilities and interest payable                               1,525          2,309
                                                                  -----------------------
   Total Liabilities                                               104,088        107,982
                                                                  -----------------------

SHAREHOLDERS' EQUITY:
Preferred Stock (par value $0.01 per share)
   Series B - Authorized - 437,500 shares
   Issued and outstanding - 1996 - 15,869 and 1995 - 16,291            114            114
   Series D - Authorized - 1,000,000 shares
   Issued and outstanding - 1996 - 265,000 and 1995 - 215,000        5,300          4,300
Common stock (par value $0.01 per share)
   Class A - Authorized - 40,000,000 shares
   Issued and outstanding -1996 and 1995 - 5,765,999                    58             58
Additional paid-in capital                                          70,268         70,168
Retained deficit                                                   (67,693)       (67,801)
Unrealized gain/(loss) on securities available-for-sale               (116)            41
                                                                  -----------------------
   Total shareholders' equity                                        7,931          6,880
                                                                  -----------------------
      Total Liabilities and Shareholders' Equity                  $112,019       $114,862
                                                                  =======================


See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                                    March 31,
                                                               -------------------
(Dollars in Thousands Except Per Share Data)                   1996         1995
                                                               -------------------
Interest income:
  Loans                                                        $  1,144     $ 2,491
  Investments                                                       701         390
  Dividends                                                           8          21
                                                               -------------------
   Total interest income                                          1,853       2,902
                                                               -------------------
Interest expense:
  Deposits                                                          865       1,033
  Other borrowings                                                   --          64
                                                               -------------------
   Total interest expense                                           865       1,097
                                                               -------------------

Net interest income                                                 988       1,805
Provision for loan losses                                            --          --
                                                               -------------------
Net interest income after provision for loan losses                 988       1,805
                                                               -------------------

Non-interest income:
  Service charges and fees                                           51         113
  Loan brokerage and servicing fees                                  55          74
  Stock option commissions and fees                                 355         406
  Other income                                                       10         111
  Income on sale of other assets, net                                --          16
                                                               -------------------
   Total non-interest income                                        471         720
                                                               -------------------

Non-interest expense:
  Salaries and related benefits                                     908       1,156
  Occupancy expense                                                 101         593
  Professional fees                                                 120         194
  Corporate insurance premiums                                       95          77
  FDIC insurance premiums                                            63         154
  Data processing                                                    43         171
  Telephone                                                          24          37
  Other operating expenses                                          161         198
                                                               -------------------
   Total operating expenses                                       1,515       2,580
Net income from real estate operations                             (168)       (161)
                                                               -------------------
   Total non-interest expense                                     1,347       2,419
                                                               -------------------
Income before income taxes                                          112         106
Provision for income taxes                                            4          38
                                                               -------------------
   Net Income                                                    $  108       $  68
                                                               ====================
Income per common share:
  Net income                                                     $ 0.02      $ 0.01
  Weighted average shares outstanding                         5,765,978   5,765,993

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                                                                   Unrealized
                                                                                                   Gain/
                                                                                                   (Loss) on     Total
                                                          Additional    Retained                   Securities    Share-
                                    Preferred   Common    Paid-in       Earnings        Option     Available-    holders'
(Dollars in Thousands)                Stock      Stock    Capital       (Deficit)       Plans      for-Sale      Equity
                                    -----------------------------------------------------------------------------------
Balances at January 1, 1995          $  114       $58     $ 70,168      $(68,137)       $ (70)         (4)       $ 2,129

  Appreciation in market value of
   securities available-for-sale         --       --            --            --            --          18            18
  Net income (three months)              --       --            --            68            --          --            68
                                     -----------------------------------------------------------------------------------
Balances at March 31, 1995              114       58        70,168       (68,068)          (70)         14         2,216

  Net change in employee stock
   ownership plans                       --       --            --            --            70          --            70
  Net proceeds from sale of stock     4,300       --            --            --            --          --         4,300
  Appreciation in market value of
   securities available-for-sale         --       --            --            --            --          27            27
  Net income (nine months)               --       --            --           268            --          --           268
                                     -----------------------------------------------------------------------------------
Balances at December 31, 1995         4,414       58        70,168       (67,801)           --          41         6,880

  Net proceeds from sale of stock
   and warrants                       1,000      --             --            --            --          --         1,000
  Other                                  --       --           100            --            --          --           100
  Depreciation in market value of
   securities available-for-sale         --       --            --            --            --        (157)         (157)
  Net income (three months)              --       --            --           108            --          --           108
                                     -----------------------------------------------------------------------------------
Balances at March 31, 1996           $5,414      $58       $70,268      $(67,693)         $ --       $(116)      $ 7,931
                                     ===================================================================================

See accompanying notes to unaudited consolidated financial statements.

                   THE SAN FRANCISCO COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


(Dollars in Thousands)                                                 1996      1995
                                                                      ---------------
Cash Flows from Operating Activities:
Net income                                                            $ 108      $ 68
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization expense                                 193       105
  Net gain on other real estate owned and real estate
    investment                                                         (285)     (343)
  Decrease in interest receivable and other assets                      316       356
  Decrease in interest payable and other liabilities                   (684)   (1,189)
  Increase (decrease) in deferred loan fees                              16       (82)
                                                                      ---------------
Net cash flows used in operating activities                            (336)   (1,085)
                                                                      ---------------
Cash Flows from Investing Activities:
  Proceeds from maturities of investment securities
    held-to-maturity                                                     --     2,901
  Proceeds from maturities of investment securities
    available-for-sale                                                3,997       140
  Purchase of investment securities available-for-sale              (22,268)     (999)
  Purchase of investment securities held to maturity                 (7,807)       --
  Net decrease in loans                                               9,605    13,891
  Recoveries of loans previously charged off                            399       468
  Purchases of premises and equipment                                   (32)       (2)
  Sale of other real estate owned                                     2,215       733
  Acquisition and capitalized costs of other real estate
    owned                                                               (39)     (132)
                                                                      ---------------
Net cash (used in) provided by investing activities                 (13,930)   17,000
                                                                      ---------------
Cash Flows from Financing Activities:
  Net decrease in deposits                                           (3,111)  (16,661)
  Net increase(decrease) in other borrowings                             --     1,245
  Proceeds from the sale of preferred stock and warrants              1,000        --
                                                                      ---------------
Net cash used in financing activities                                (2,111)  (15,416)
                                                                      ---------------
Increase(decrease) in cash and cash equivalents                     (16,377)      499
Cash and cash equivalents at beginning of period                     42,814    28,647
                                                                      ---------------
Cash and cash equivalents at end of period                         $ 26,437  $ 29,146
                                                                   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                           $    889    $  923
Income taxes                                                              1        42

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Net transfer of loans to other real estate owned                      1,259        --

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

      The data as of March 31, 1996, and for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1995 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three months ending March 31, 1996 are not necessarily indicative of the results to be expected for the entire year of 1996. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

      The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors ("BSFRI"), and the Bank's wholly owned limited partnership, Bank of San Francisco Building Company ("BSFBC"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Income Per Common Share

      Income per common share is calculated using the weighted average number of Class A Common Shares, par value of $0.01 per share, outstanding divided into net income.

Note 4 - Dividend Restrictions

      The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares and Series D Preferred Shares participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors does not intend to declare dividends on any class of the Company's stock.

Note 5 - Recent Accounting Pronouncements

        Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived
Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicated that the carrying value of an asset may not be recoverable. As of March 31, 1996, the Company determined that no events or changes occurred during the first quarter 1996 that would indicate that the carrying value of any long-lived assets may not be recoverable.


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

      On November 15, 1995, the Company's Common Shares were delisted from the American Stock Exchange. The Company's Common shares are not listed on any exchange.

      The Company recorded net income of $108,000, or $0.02 per Common Share, for the three months ended March 31, 1996, compared to a net income of $68,000, or $0.01 per Common Share for the same period in 1995. The increase in the Company's net income of $40,000 was primarily from reductions in operating costs and provision for income taxes of $1.1 million in first quarter 1996 compared to the same period in 1995, partially offset by declines in net interest income and other revenue of $1.0 million.

      The Company's total non-interest expenses declined by $1.1 million in the first quarter of 1996 compared to the same period in 1995 as a result of a decline in costs and losses on real estate, staff levels, occupancy costs, and professional services.

      At March 31, 1996, total assets were $112.0 million, a decline of $2.9 million, or 2.5% from $114.9 million at December 31, 1995. Total loans were $41.7 million, a decrease of $11.5 million, or 21.6% from $53.2 million at December 31, 1995. Total deposits were $102.6 million at March 31, 1996, a decline of $3.1 million or 2.9%, compared to $105.7 million at December 31, 1995.


REGULATORY DIRECTIVES AND ORDERS

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


      CAPITAL ORDERS

      On March 24, 1995, the State Banking Department (the "SBD") issued an order for the Bank to increase its capital. The capital order required that the Bank increase its capital by $4.2 million on or before April 10, 1995 and by a minimum amount necessary to at least equal the amount of capital necessary to increase shareholders' equity to not less than 7.0% of total tangible assets (the "Leverage Capital") on or before June 30, 1995. During the second quarter of 1995, the Company contributed $4.7 million in capital to the Bank.

      On February 26, 1996, the Company's majority shareholder committed to investing additional capital totaling $4.5 million in the Company in four installments throughout 1996. On March 20, 1996, the Company received $1.0 million of the $4.5 million. The Company contributed $1.1 million in capital to the Bank during the first quarter of 1996. As of March 31, 1996, the Bank's Leverage Capital ratio was 7.2%, but the Bank is not in compliance with the Capital Impairment Order, discussed below. No assurances have been given that the SBD will refrain from taking action against the Bank to enforce its Capital Order.


      CEASE AND DESIST ORDERS


      On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the SBD that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% Leverage Capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part; (g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis. Management believes that the Bank is in full compliance with the requirements of the Orders.


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

      As of March 31, 1996, the Bank had contributed capital of $71.8 million and deficit retained earnings of $63.9 million, or approximately 89% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $35.2 million. The Superintendent issued orders, most recently on May 7, 1996, to the Bank to correct the impairment of its contributed capital within 60 days. The Bank has not complied with these orders. As the sole shareholder of the Bank, the Company (not the Company's shareholders) will receive any notices of assessment issued by the Bank. The Bank is in violation of this California law requiring it to assess the shares of the Bank (which are all held by the Company) in order to correct the impairment of the Bank's capital.

      The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. The Bank is addressing the possibility of obtaining approval of a quasi-reorganization with the SBD. If the SBD refuses to grant permission for such a quasi-reorganization, as of March 31, 1996, the Bank would have been required to raise $87.8 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). In response to the May 7, 1996 order requiring the Bank to correct its impaired capital within 60 days, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its business plan, and as the Company continues to consider the requirements for a quasi-reorganization. It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

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


RESULTS OF OPERATIONS

NET INTEREST INCOME

      The Company's net interest income decreased to $1.0 million from $1.8 million in the quarter ended March 31, 1996 from the same quarter in 1995, respectively, a decline of $817,000 or 45%. The decrease was the result of reductions in interest-earning assets and by a decrease in the Bank's interest rate margin. Average interest-earning assets declined by $35.2 million, or 25.7%, and average interest bearing liabilities decreased $29.0 million, or 25.8%, for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. The average interest rate margin decreased 140 basis points from 5.3% for the quarter ended March 31, 1995, to 3.9% for the quarter ended March 31, 1996 primarily as a result of a decrease in prime rate of 75 basis points in the first quarter of 1996 compared to the same period in 1995, and a change in the composition of average interest earning assets from higher yielding loans into lower yielding liquidity investments. In addition, the cost of funds on the interest bearing liabilities increased in the first quarter of 1996 by 23 basis points compared to the same period in 1995. The increase was the result of the increase in higher costing volatile deposits.

      As of March 31, 1996, the certificates of deposit were $43.1 million or 42% of total deposits and borrowings compared to $47.2 million or 34.8% of total deposits and borrowings for the same period in 1995. During first quarter of 1996, the average stock option loans were higher and amortization of deferred loan fees was lower than in the same period in 1995.

NON-INTEREST INCOME

      Non-interest income decreased $248,000, from $720,000 at March 31, 1995 to $472,000 at March 31, 1996. Stock option and brokerage commissions and fees decreased $51,000, or 12.6% as a result of reduced activities by holders of stock options and brokerage customers. The decrease in the Company's service charges and fees of $61,000, or 54.0% was primarily the result of lower deposit transaction volumes. The decrease in other income is attributable to the acquisition of BSFBC during the third quarter of 1995. During the first quarter of 1995, the earnings from BSFBC were included in other income.

NON-INTEREST EXPENSE

      The Company's operating expenses decreased by $1.1 million during the first quarter of 1996 compared to the same period in 1995 primarily as a result of a reduction in occupancy costs, staff reductions, reduction in the use and cost of professional services, and, generally, as a result of lower costs related to lower loan and deposit volumes. The reduction in occupancy costs is primarily the result of the acquisition of BSFBC during the third quarter of 1995 which reduced the overall occupancy cost to the Bank, and, secondarily, the result of increased leasing of unused office space in 1996 compared to 1995.


      The improvement in net income from real estate operations is the result of lower costs related to holding real estate properties in the first quarter of 1996 compared to the same period in 1995.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

      The Bank's liquid assets, which include cash and short term investments totaled $26.4 million, or 23.6% of total assets, at March 31, 1996, a decrease of $16.4 million, from $42.8 million, or 37.2% of total assets, at December 31, 1995. The decrease was the result of the purchase of longer duration investment securities totaling $25.9 million during the first quarter of 1996 partially offset by a decrease in loans totaling $11.5 million. See "Loans."

      As of March 31, 1996, the Bank had pledged loans totaling $4.2 million enabling the Bank to borrow up to $3.1 million from the Federal Home Loan Bank of San Francisco (FHLB). The Bank had not drawn on this lending facility during the first quarter of 1996. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

      The Bank has loans pledged to the FRB totaling $342,700 which provide collateral to the FRB should the Bank be unable to meet its FRB cash letter requirements of up to $145,800.

      The Bank's brokered certificates of deposit declined to zero as of March 31, 1996 from $3.4 million at December 31, 1995. The Bank's money desk deposits decreased to $27.4 million as of March 31, 1996 from $28.0 million at December 31, 1995.


      CAPITAL

      At March 31, 1996, shareholders' equity was $8.0 million, compared to $6.9 million at December 31, 1995, primarily as a result of the $108,000 net income and the March 1996 capital contribution of $1.0 million.

      The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders and Capital Order. As of March 31, 1996, the Company and the Bank are in compliance with the all minimum capital ratio requirements including the minimum Leverage ratio of 7% mandated by the Orders. The Bank is not in compliance with the capital requirements as defined by the Capital Impairment Orders (see CAPITAL IMPAIRMENT ORDERS). The increase in the Company and Bank's leverage ratio during the first quarter of 1996 was primarily the result of the first quarter income, reduction in average assets and the capital contribution.

      The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1996:

                                                                  Minimum
                                                                  Capital
                                         Company        Bank  Requirement     Orders
                                         --------------------------------------------
    Leverage ratio                           7.2%        7.2%         4.0%       7.0%
    Tier 1 risk-based capital               11.3        11.3          4.0        N/A
    Total risk-based capital                13.4        13.4          8.0        N/A


      The February 26, 1996 agreement between the Company and its majority shareholder provides that the Company's majority stockholder will purchase, at a per unit price of $20.00, a total of 225,000 additional shares of Series D Preferred Stock and warrants to purchase 500,000 shares of Series D Preferred Stock at a price of $20.00 per share. The warrants will be exercisable in whole or part at any time after the purchase of the 225,000 shares of Series D Preferred Stock, but in no event later than February 26, 2003.

      Management has estimated that the market value of the 225,000 shares Series D Preferred Stock is $13.45 per share and that each unit has 2.22 warrants that have a market value of $2.95 per warrant. Assuming the conversion of the Series D Preferred Stock into common stock the market value per Class A Common Stock would be approximately $0.23 per share.


INVESTMENT ACTIVITIES

      At March 31, 1996, the Company's investment securities, including Fed funds sold, totaled $55.7 million, or 49.7% of total assets, compared to $45.2 million, or 39.3% of total assets, at December 31, 1995.

      At March 31, 1996, investment securities held-to-maturity totaled $7.8 million, compared to zero at December 31, 1995, and are carried at amortized cost. At March 31, 1996, the Company held $24.6 million defined as securities available-for-sale, compared to $6.5 million at December 31, 1995. The increase in investment securities held-to-maturity of $7.8 million and investment securities available for sale of $18.1 million resulted primarily from management's decision to diversity the Bank's investment portfolio into various investment securities with various terms to limit the Bank's risks to downward adjustments in short-term interest rates. The investment portfolios may include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available for sale have maturities or principal amortization of five years or less.

      Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the

Company. As of March 31, 1996, the investment securities available for sale have an unrealized loss of $116,000 that is included as a separate component of shareholder's equity to reflect the current market value of these securities.


LOANS

        During the first quarter of 1996, total loans decreased by $11.5 million, from $53.2 million at December 31, 1995 to $41.7 million at March 31, 1996. The reduction resulted primarily from loan repayments. The composition of the Bank's loan portfolio at March 31, 1996 and December 31, 1995 is summarized as follows:

                                                                March 31,      December 31,
    (Dollars in Thousands)                                         1996            1995
                                                                ---------------------------
    Commercial and financial                                       $ 12,913      $ 16,128
    Real estate construction                                          2,808         5,661
    Real estate mortgage                                             25,999        31,388
    Net lease financing                                                  29            31
                                                                   ----------------------
                                                                     41,749        53,208
    Deferred fees and discounts, net                                   (196)         (180)
    Allowance for possible loan losses                               (5,715)       (5,912)
                                                                   ----------------------
       Total loans, net                                            $ 35,838      $ 47,116
                                                                   ======================

      Included in the loan portfolio are loans to facilitate the sale of the Bank's other real estate owned ("OREO") and real estate investment properties. Typically, these properties have been purchased from the Bank with certain minimum financing terms. The terms vary on a case-by-case basis, but depend heavily on the down payment and the financial strength of the borrower. The Bank's loans to facilitate the sale of OREO and real estate investment were $7.8 million at March 31, 1996 compared to $9.3 million at December 31, 1995.

      CLASSIFIED ASSETS AND IMPAIRED LOANS

      Classified assets include non-accrual loans, OREO, real estate investments and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at March 31, 1996 and December 31, 1995:

                                                                 March 31,      December 31,
    (Dollars in Thousands)                                          1996            1995
                                                                 --------------------------
    Loans - performing                                           $ 13,929         $ 17,800
    Non-accrual loans                                               2,510            7,511
    OREO                                                            6,882            7,514
    Real estate investments                                           236              236
                                                                 -------------------------
       Total classified assets                                   $ 23,557         $ 33,061
                                                                 =========================


      Classified loans decreased to $16.4 million as of March 31, 1996 compared to $25.3 million at December 31, 1995. The decrease was primarily the result of loan payoffs and transfers to other real estate owned as a result of foreclosure. As of March 31, 1996 and December 31, 1995, all OREO and real estate investments held for development were classified.

      Effective January 1, 1995, the Company and the Bank adopted the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Company identifies loans with weak credit quality characteristics for review under SFAS 114. Certain classified loan are identified as impaired loans under SFAS 114. The table below outlines the recorded investment in impaired loans by loan category at March 31, 1996 and December 31, 1995:

                                                     March 31,   December 31
(Dollars in Thousands)                                  1996        1995
                                                     -----------------------
Commercial and financial                              $   140     $   307
Real estate construction                                1,950       3,428
Other real estate mortgage                                420       3,891
                                                      -------------------
   Total impaired loans                               $ 2,510     $ 7,626
                                                      ===================

      As of March 31, 1996 and December 31, 1995, the Company measured the impairment of $2.5 million and $7.3 million, respectively, using the collateral value method. As of March 31, 1996 and December 31, 1995, zero and $307,000 of the impairment was measured using the discounted cash flow method. Total interest income recognized on impaired loans during the first quarter of 1996 was $30,800 compared to $202,000 for the same period in 1995.

      There can be no assurance that the Bank will continue to experience declines in the amount of its non-performing assets or not experience losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. The Bank expects that continued reductions in non-performing assets will continue to reduce the costs incurred for managing and carrying the assets.

      NON-PERFORMING ASSETS

      Non-performing assets are comprised of non-accrual loans and real estate foreclosures. Non-performing assets were $9.4 million at March 31, 1996, down from $15.0 million at the end of 1995. Restructured loans totaled $4.0 million at March 31, 1996 compared to $5.9 million at December 31, 1995.

      During the first quarter 1996, the reduction of $5.6 million in non-performing assets was primarily the result of OREO sales of $2.1 million and loans returned to accrual of $1.3 million. No new loans were transferred to non-accrual status and $325,000 in non-accrual loans were paid off. The Bank recorded charge-offs of $596,000 and recoveries of $399,000 during the first quarter of 1996.

      The following table provides information on all non-performing assets at March 31, 1996 and December 31, 1995:

                                                         March 31,  December 31,
(Dollars in Thousands)                                      1996        1995
                                                         -----------------------
Non-accrual loans                                         $ 2,510      $ 7,511
OREO                                                        6,882        7,514
                                                          --------------------
   Total non-performing assets                              9,392      $15,025
                                                          ====================

Percentage of total loans and OREO outstanding               19.3%        24.7%

      In addition to the loans disclosed in the foregoing table, the Bank had approximately $1.3 million in loans on March 31, 1996 that were between 31 and 89 days delinquent. All of these loans have matured and are in the process of collection. All of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate or certificates of deposits.


VALUATION ALLOWANCES

      Allowance for Loan Losses

      The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

      Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks including present value of expected cash flows and fair value of real estate collateral. As of March 31, 1996, $395,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $2.5 million. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the quarter ended March 31, 1996:

                                                               March 31,
(Dollars in Thousands)                                           1996
                                                               ---------
Beginning balance of allowance for loan losses
  at December 31, 1995                                         $ 5,912
  Charge-offs                                                     (596)
  Recoveries                                                       399
  Provision                                                         --
                                                               -------
Ending balance of allowance for loan losses                    $ 5,715
                                                               =======

      For the quarter ended March 31, 1996, the Company charged-off $596,000 of non-performing loans. Recoveries were $399,000 relating to 15 loans. The unallocated portion of the allowance for loan loss totaled $2.3 million at March 31, 1996 compared to $1.2 million at December 31, 1995. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in substandard loans which require a higher allocation of reserves.

      Allowance for Losses on OREO

      The following table summarizes the OREO loss experience of the Bank for the quarter ended March 31, 1996:

                                                               March 31
(Dollars in Thousands)                                           1996
                                                               --------
Beginning balance of allowance for losses                      $11,991
  Charge-offs                                                     (882)
  Provision                                                         --
                                                               -------
Ending balance of allowance for losses                         $11,109
                                                               =======

      The OREO properties are shown net of allowance for losses. The charge-offs related to the sale of specific OREO properties. Based on review of market value information available as of March 31, 1996 and 1995, an additional provision was not required during the first quarter of 1996 or 1995. The Bank recorded a net gain of $285,000 on sale of two OREO properties.

      Allowance for Losses on Real Estate Investments

      The following table summarizes the real estate investments loss experience of the Bank for the quarter ended March 31, 1996:

                                                             March 31
(Dollars in Thousands)                                         1996
                                                             --------
Beginning balance of allowance for losses                    $ 1,478
  Charge-off                                                      --
  Provision                                                       --
                                                             -------
Ending balance of allowance for losses                       $ 1,478
                                                             =======

     No provision for loss on real estate investments was required on the remaining two properties during the first quarter of 1996.

DEPOSITS

      The Bank had total deposits of $102.6 million at March 31, 1996, compared to $105.7 million at December 31, 1995, a decrease of $3.1 million or 3%. The $3.1 million decline was attributed to decreases in private banking customer deposits of $2.8 million and volatile deposits of $1.6 million which were partially offset by increases in deposits related to stock option activity of $1.6 million. A summary of deposits at March 31, 1996 and December 31, 1995 is as follows:

                                                             March 31     December 31
(Dollars in Thousands)                                         1996          1995
                                                             -----------------------
Demand deposits                                             $  18,862      $  20,365
NOW                                                            21,941         23,762
Money market                                                   17,263         16,185
Savings                                                         1,405          1,649
                                                            ------------------------
   Total deposits with no stated maturity                      59,471         61,961
                                                            ------------------------
Time deposits:
  Less than $100,000                                           39,656         37,296
  $100,000 and greater                                          3,436          6,416
                                                            ------------------------
   Total time deposits                                         43,092         43,712
                                                            ------------------------
   Total deposits                                           $ 102,563      $ 105,673
                                                            ========================

        The Bank's deposits from private and business banking totaled $35.8 million, or 34.9% of total deposits, at March 31, 1996, compared to $38.0 million, or 35.9% of total deposits, at December 31, 1995. Deposits acquired through the Association Bank Services function totaled $22.8 million, or 22.2% of total deposits at March 31, 1996, compared to $22.9 million, or 21.7% of total deposits at December 31, 1995. Deposits acquired through the money desk operations totaled $27.4 million, or 26.7% of total deposits at March 31, 1996, compared to $27.8 million, or 26.3% of total deposits at December 31, 1995.
The Bank expects to decrease money desk deposits during the remainder of the year with the intention of replacing these deposits with core deposits.

      Concentrations of deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank is required to maintain a volatile liability dependency ratio of not more than 15%. The Bank's volatile dependency ratio at March 31, 1996 was substantially below the 15.0% requirement.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time, a party to legal actions. The Bank has been dismissed from, or reached settlement or potential settlement in litigation or potential litigation matters which management deems is material. As a result of the settlement or potential settlement, the Bank has established a reserve for certain lawsuits. Based on information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the liability relating to such claims, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.


Item 2 - Changes in Securities

      See "Financial Condition - LIQUIDITY AND CAPITAL RESOURCES".


Item 3 - Defaults Upon Senior Securities

      See "Note 1 -- Dividend Restrictions".


Item 4 - Submission of Matters to a Vote of Security Holders

      None


Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Report on Form 8-K

            None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           The San Francisco Company
                                  (Registrant)



Date:  May 9, 1996                         /s/ James E. Gilleran
                                           James E. Gilleran
                                           Chairman of the Board and
                                            Chief Executive Officer



Date:  May 9, 1996                         /s/ Keary L. Colwell
                                           Keary L. Colwell
                                           Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number                                          Document
- - --------------                                          --------

    27                              Financial Data Schedule
