Form 10-K405/A
period 1994-12-31
SAN FRANCISCO CO
filed 1996-05-17
CIK 351238

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

                         Commission File Number 0-10198

                            THE SAN FRANCISCO COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                                   94-3071255
- - -------------------------------------       ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 550 Montgomery Street, 10th Floor
 San Francisco, California                  94111
- - -------------------------------------       ------------------------------
 (Address of principal executive office)    (Zip Code)

       Registrant's telephone number, including area code: (415) 781-7810

               Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on Which
 Title of Class                             Registered
- - -------------------------------------       ------------------------------
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

                       Yes       x               No
                               ----                   ----

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

The Registrant had 5,765,978 shares of Class A Common Stock outstanding on April 12, 1995.

                       Documents Incorporated by Reference

None

                            THE SAN FRANCISCO COMPANY

                        1994 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENT

                                     PART II

                                                                                          PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................     1


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................    34

ITEM 11.  EXECUTIVE COMPENSATION.......................................................    35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT................    41

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................    41

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page

Report of Independent Accountants............................................................2

Consolidated Statements of Financial Condition,
     December 31, 1994 and 1993..............................................................3

Consolidated Statements of Operations,.......................................................4
     Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Shareholders' Equity,..................................5
     Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows,.......................................................6
     Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements...................................................8

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations; noncompliance of the Bank of San Francisco (the Bank) with the Orders to Cease and Desist issued jointly by the Federal Deposit Insurance Corporation (the FDIC) and the California State Banking Department (the SBD); the Bank's noncompliance with the Impairment Orders issued by the SBD; the Bank's designation as a critically undercapitalized institution by the FDIC and the restrictions imposed by the prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act of 1991; and the uncertainty relating to the potential unfavorable outcome of pending litigation discussed in note 17 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including obtaining additional capital contributions, increasing and maintaining its capital ratios, achieving profitable operations and obtaining full compliance with the Cease and Desist and Impairment Orders. Management's plans in regard to these matters are described in note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the significance of the uncertainties discussed above, we are unable to express, and we do not express, an opinion on the accompanying 1994 consolidated financial statements.

KPMG Peat Marwick LLP

April 4, 1995, except as to note 3,
which is as of April 20, 1995
San Francisco,California

                            THE SAN FRANCISCO COMPANY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1994 AND 1993

(Dollars in Thousands Except Per Share Data)                                    Notes           1994          1993
                                                                                -----           ----          ----

ASSETS:
Cash and due from banks                                                                    $  11,397       $ 8,333
Federal funds sold                                                                            17,250        17,500
                                                                                           ---------       -------
     Cash and cash equivalents                                                                28,647        25,833
Investment securities held-to-maturity
 (Market value: 1994 - $9,173; 1993 - $6,353)                                       4          9,196         6,351
Investment securities available-for-sale                                            5          2,211        14,940

Loans                                                                               6        106,452       149,740
Deferred loan fees                                                                  6           (388)         (550)
Allowance for loan losses                                                           7         (6,576)       (8,050)
                                                                                           ---------       -------
     Loans, net                                                                               99,488       141,140

Other real estate owned                                                             8         10,021        32,372
Real estate investments                                                             9          2,364         3,643
Premises and equipment, net                                                        10          2,996         3,592
Interest receivable                                                                              820           946
Other assets                                                                                   1,037         2,204
                                                                                           ---------      --------
          Total assets                                                                     $ 156,780      $231,021
                                                                                           =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                                                              $ 30,259       $ 34,859
Interest bearing deposits                                                                    116,889       175,252
                                                                                           ---------      --------
     Total deposits                                                                11        147,148       210,111

Other borrowings                                                                   12          4,070         1,303
Other liabilities and interest payable                                                         3,433         2,152
                                                                                           ---------      --------
     Total liabilities                                                                       154,651       213,566
                                                                                           ---------      --------

Commitments and contingencies                                                      17

Shareholders' Equity:                                                              14
Preferred Stock (par value $0.01 per share)
     Series B - Authorized - 437,500 shares

     Issued and outstanding - 16,291 and 16,591 shares, respectively                             114           116
     Series C - Authorized - 1,800,000 shares

     Issued and outstanding - 0 and 900,000 shares, respectively                                  --        18,000
Common stock (par value $0.01 per share)
     Class A - Authorized - 40,000,000 shares

     Issued and outstanding - 5,766,008 and 444,990 shares, respectively                          58             4
     Class B - Authorized - None

     Issued and outstanding - None                                                                --            --
Additional paid in capital                                                                    70,168        34,662
Retained deficit                                                                             (68,137)      (35,101)
Employee purchase and option plans                                                               (70)         (166)
Unrealized loss on securities available-for-sale                                                  (4)          (60)
                                                                                            --------      --------
     Total shareholders' equity                                                                2,129        17,455
                                                                                            --------      --------
          Total liabilities and shareholders' equity                                        $156,780      $231,021
                                                                                            ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                            THE SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(Dollars in Thousands Except Per Share Data)          Notes        1994           1993            1992
                                                      -----        ----           ----            ----
Interest income:
  Loans                                                        $    11,258      $  16,659      $  21,707
  Investments                                                        1,329          1,451          2,152
  Dividends                                                             64             45             26
                                                               -----------      ---------      ---------
     Total interest income                                          12,651         18,155         23,885
                                                               -----------      ---------      ---------

Interest expense:
  Deposits                                              11           4,694          6,966         10,746
  Other borrowings                                                     169            454            549
                                                               -----------      ---------      ---------
     Total interest expense                                          4,863          7,420         11,295
                                                               -----------      ---------      ---------

Net interest income                                                  7,788         10,735         12,590
Provision for loan losses                                7           3,799          3,554          9,828
                                                               -----------      ---------      ---------
Net interest income after provision for loan losses                  3,989          7,181          2,762
                                                               -----------      ---------      ---------

Non-interest income:
  Service charges and fees                                             143            173            223
  Results of operations from limited partnership        9/18          (264)           263            202
  Loan brokerage and servicing fees                                    347            324            201
  Stock option commissions and fees                                  1,562          2,906          2,320
  Other income                                                         604            894          1,633
  Loss on sale of assets, net                                         (257)           (63)          (211)
                                                               -----------      ---------      ---------
     Total non-interest income                                       2,135          4,497          4,368
                                                               -----------      ---------      ---------

Non-interest expense:
  Salaries and related benefits                                      7,330          8,325          9,858
  Occupancy expense                                     10           2,121          2,054          2,061
  Professional fees                                                  3,071          2,326          3,426
  Litigation settlement and reserve                                  3,601                          --
  Equipment expense                                                    564            849            937
  FDIC insurance premiums                                              633            849            816
  Data processing                                                      439            457            478
  Loss on sale of Sacramento Branch                                                   420           --
  Marketing                                                            369             71            379
  Insurance premiums                                                   189             97            251
  Telephone                                                            155            314            274
  Other operating expenses                                           1,419          1,876          2,496
                                                               -----------      ---------      ---------
     Total operating expenses                                       19,891         17,638         20,976

Net cost of real estate operations                                  19,127          4,126          8,721
                                                               -----------      ---------      ---------
     Total non-interest expense                                     39,018         21,764         29,697
                                                               -----------      ---------      ---------
Loss before income taxes                                           (32,894)       (10,086)       (22,567)
Provision (benefit) for income taxes                    13             142            169           (390)
                                                               -----------      ---------      ---------
     Net loss                                                  $   (33,036)     $ (10,255)     $ (22,177)
                                                               ===========      =========      =========

Loss per share:
  Weighted average shares outstanding                            3,078,303        445,064        265,718
  Net loss                                                     $    (10.73)     $  (23.00)     $  (83.60)

The accompanying notes are an integral part of the consolidated financial statements.

                            THE SAN FRANCISCO COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                             Employee  Unrealized    Total
                                                                             Purchase    Loss on     Share-
                                                      Additional                  and  Securities    Holders
                                   Preferred  Common   Paid-in    Retained    Option   Available-   (Deficit)/
(Dollars in Thousands)               Stock     Stock   Capital   (Deficit)     Plans   for-Sale      Equity
                                     -----     -----   -------   ---------     -----   --------      ------
Balances at January 1, 1992         $  3,000    $ 1   $ 16,291    $ (2,669)   $(442)   $   --      $ 16,181
  Net change in employee stock
    ownership plans                     --       --         (4)       --        176                     172
  Conversion of stock                 (2,884)    --      2,884        --       --                       --
  Net proceeds from sale of stock      6,000      3     14,782        --       --                    20,785
  Conversion of subordinated debt       --       --        715        --       --                       715
  Net loss                              --       --       --       (22,177)    --                   (22,177)
                                    --------    ---   --------    --------    -----    --------    --------
Balances at December 31, 1992          6,116      4     34,668     (24,846)    (266)       --        15,676

  Net change in employee stock
    ownership plans                     --       --         (6)       --        100                      94
  Net proceeds from sale of stock     12,000     --       --          --       --                    12,000
  Unrealized loss on securities
   available-for-sale                   --       --       --          --       --           (60)        (60)
Net Loss                                --       --       --       (10,255)    --          --       (10,255)
                                    --------    ---   --------    --------    -----    --------    --------

Balances at December 31, 1993       $ 18,116      4     34,662     (35,101)    (166)        (60)     17,455

  Net change in employee stock
    ownership plans                     --       --       --          --         96        --            96
  Conversion of preferred stock
    to common stock                  (18,002)    18     17,984        --       --          --          --
  Net proceeds from sale of stock       --       36     17,524        --       --          --        17,560
  Redemption of fractional shares       --       --         (2)       --       --          --            (2)
  Appreciation in market value of
    securities available-for-sale       --       --       --          --       --            56          56
  Net loss                              --       --       --       (33,036)    --          --       (33,036)
                                    --------    ---   --------    --------    -----    --------    --------

Balances at December 31, 1994       $    114    $58   $ 70,168    $(68,137)   $ (70)   $     (4)   $  2,129
                                    ========    ===   ========    ========    =====    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                              SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(Dollars in Thousands)                                                            1994          1993          1992
                                                                                  ----          ----          ----
Cash Flows from Operating Activities:
Net loss                                                                      $(33,036)     $(10,255)     $(22,177)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

 Provision for loan losses                                                       3,799         3,554         9,828
 Depreciation and amortization expense                                             660           770           990
 Provision for other real estate owned and real estate investment               17,074         2,629         4,917
 Loss on investment securities held-for-sale                                        --            67           235
 Loss on sale of investment securities available for sale                          265            --            --
 Loss on sale of investment securities held-to-maturity prior to maturity           14            --            --
 Decrease in mortgage loans held-for-sale                                           --            --         6,826
 Decrease in interest receivable                                                   126           539         1,078
 Decrease in interest payable                                                     (143)         (213)         (362)
 Decrease in deferred loan fees                                                   (162)         (313)         (299)
 Deferred income tax expense (benefit)                                              --            --           528
                                                                              --------       -------        ------
Net cash flows provided by (used in) operating activities                      (11,403)       (3,222)        1,564
                                                                              ---------      --------       ------

Cash Flows from Investing Activities:

  Proceeds from maturities of investment securities held-to-maturity             7,516        28,200         1,608
  Sale of investment securities held-to-maturity prior to maturity               2,344            --            --
  Purchase of investment securities held-to-maturity                           (12,719)      (29,404)       (3,242)
  Proceeds from sales of investment securities available-for-sale               19,402        24,472        21,533
  Purchase of investment securities available-for-sale                          (8,492)           --            --
  Purchase of investment securities held-for-sale                                   --       (20,808)      (20,042)
  Proceeds from maturities of investment securities available-for-sale           1,610            --            --
  Capital expenditures for real estate owned                                      (575)       (3,790)       (1,358)
  Net decrease in loans                                                         39,101        51,253        29,745
  Loans sold in sale of branch                                                      --        27,934            --
  Recoveries of loans previously charged off                                     1,347           159           226
  Purchases of premises and equipment                                              (64)         (124)         (159)
  Premises and equipment sold in sale of branch                                     --           350            --
  Decrease in other assets sold in sale of branch                                   --           201            --
  Proceeds from sales of real estate investments                                 4,700         7,563        10,500
  Net decrease in other assets                                                   1,165         1,152         3,155
                                                                              --------      --------      --------
Net cash provided by investing activities                                       55,335        87,158        41,966
                                                                              --------      --------      --------

Cash Flows from Financing Activities:

  Net decrease in deposits                                                     (62,963)      (42,459)      (87,514)
  Net increase (decrease) in other borrowings                                    2,859       (14,005)        4,640
  Deposits sold in sale of branch                                                   --       (33,115)           --
  Net increase (decrease) in other liabilities                                   1,426          (121)          361
  Net proceeds from sale of preferred stock                                         --        12,000         6,000
  Net proceeds from sale of common stock                                        17,560            --        14,793
  Net proceeds from issuance of subordinated debt                                   --            --           715
                                                                              --------      --------      --------
Net cash used in financing activities                                          (41,118)      (77,700)      (61,005)
                                                                              --------      --------      --------

Increase (decrease) in cash and cash equivalents                                 2,814         6,236       (17,475)
Cash and cash equivalents at beginning of year                                  25,833        19,597        37,072
                                                                              --------      --------      --------
Cash and cash equivalents at end of year                                      $ 28,647      $ 25,833      $ 19,597
                                                                              ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements. (continued)

                            THE SAN FRANCISCO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                   (continued)

(Dollars in Thousands)                                                     1994          1993          1992
                                                                           ----          ----          ----
Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                                                  $5,006        $7,632     $11,666
Income taxes                                                                 142           106          65


Supplemental Schedule of Noncash Investing and Financing Activities:

Net transfer of loans to other real estate owned                             587         2,943       5,967
Conversion of subordinated debt to common stock                               --            --         715



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

     In 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". This Statement required that impaired loans be measured based on the present value of expected future cash flows discounted at the effective rate of the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. This Statement applies to financial statements for fiscal years beginning after December 31, 1994. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Company elected not to implement SFAS No. 114 and 118 for the period ended December 31, 1994. It has been determined that the effect of SFAS No. 114 and 118 on the Company's financial statements would not have been material had the Company implemented SFAS No. 114 and 118 as of December 31, 1994.

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

     The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi- reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such a quasi- reorganization would only be granted by the SBD upon the Bank raising sufficient additional capital for the Bank to sustain profitable operations and meet all of its regulatory capital requirements in the future. Should the SBD deny approval for a quasi-reorganization of the Bank, the Bank would be required to raise additional new capital of $95.3 million, to cure the capital impairment at December 31, 1994. Any operating losses thereafter would further impair the Bank's capital and give rise to further capital assessments.

     No assurance can be given that the Bank's capital condition will not deteriorate further prior to any such quasi- reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or an infusion of sufficient capital, the Bank's capital position will not continue to erode through future operating losses.

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

Note 3:  Subsequent Event -- Capital Contribution

     In April 1995, the Company received a binding commitment from its majority shareholder for $3.8 million in capital, expected by April 24, 1995. The Company intends to contribute a total of $4.2 million in capital to the Bank upon receipt of the $3.8 million. The following table reflects both the Company's and Bank's capital ratios with respect to minimum capital requirements in effect as of December 31, 1994 giving effect to the capital commitment.

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

Note 4:  Investment Securities Held-to-Maturity

     The carrying and estimated market values of investment securities held-to-maturity at December 31 are as follows:

                                                  Carrying   Unrealized   Unrealized      Market
(Dollars in Thousands)                              Value       Gains       Losses         Value
1994:
  U.S. Treasury and agency securities              $7,859         $-         $(23)         $7,836
  Federal Home Loan Bank stock                      1,337          -          --            1,337
                                                   ------         --         ----          ------
     Total                                         $9,196         $0         $(23)         $9,173
                                                   ======         ==         ====          ======

1993:
  U.S. Treasury and agency securities              $4,082         $2         $ (1)         $4,083
  Collateralized mortgage obligation (CMO)            996          1          --              997
  Federal Home Loan Bank stock                      1,273          -          --            1,273
                                                   ------         --         ----          ------
     Total                                         $6,351         $3         $ (1)         $6,353
                                                   ======         ==         ====          ======


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

Note 5:  Investment Securities Available-for-Sale

     The carrying and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                                Original      Unrealized   Unrealized     Market
(Dollars in Thousands)                            Cost          Gains        Losses       Value
1994:
  U.S. Treasury and agency securities            $ 1,943       $  --         $ (2)       $ 1,941
  Collateralized mortgage obligation (CMO)           272          --           (2)           270
                                                 -------       -------       ----        -------
     Total                                       $ 2,215       $  --         $ (4)       $ 2,211
                                                 =======       =======       ====        =======

1993:
  Mutual funds                                   $15,000       $  --         $(60)       $14,940
                                                 =======       =======       ====        =======


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

Note 6:  Loans Receivable

     The Bank's loan portfolios at December 31 are summarized as follows:

(Dollars in Thousands)                                    1994         1993
                                                          ----         ----
Commercial and financial                               $83,141     $109,008
Real estate construction                                 9,004       14,023
Real estate mortgage                                    14,276       26,479
Net lease financing                                         31          230
                                                       -------     --------
     Total loans                                       106,452      149,740
Deferred fees                                             (388)        (550)
Allowance for loan losses                               (6,576)      (8,050)
                                                        -------      ------
     Total loans, net                                  $99,488     $141,140
                                                       =======     ========

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

Note 7. Allowance for Loan Losses

     Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:

(Dollars in Thousands)                           1994           1993            1992
                                                 ----           ----            ----
Balances at beginning of the year              $ 8,050        $ 8,400        $  8,411
  Additions to allowance for loan losses         3,799          3,554           9,828
  Loans charged off                             (6,620)        (4,063)        (10,065)
  Recoveries of loans charged off                1,347            159             226
                                               -------        -------        --------
Balances at end of the year                    $ 6,576        $ 8,050        $  8,400
                                               =======        =======        ========

Note 8:  Other Real Estate Owned

     Other real estate owned (including in-substance foreclosures) at December 31 consist of the following:

(Dollars in Thousands)                                    1994         1993
                                                          ----         ----
Real Estate:
  Residential                                          $ 2,216      $ 3,695
  Residential development                                7,127       12,704
  Commercial development                                 1,045          819
  Land under development                                 2,543        1,632
  Raw land                                              16,494       16,508
                                                       -------      -------
     Subtotal                                           29,425       35,358
Allowance for losses                                   (19,404)      (2,986)
                                                       --------     -------
     Total                                             $10,021      $32,372
                                                       =======      =======

     At December 31, 1994 and 1993, other real estate owned included $4.6 million and $19.1 million, respectively, of in-substance foreclosed loans. For both December 31, 1994 and 1993, other real estate owned was comprised of 18 properties, with the largest single property totaling $3.5 million.

     The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                                          1994         1993         1992
                                                                ----         ----         ----

Balance of allowance for losses - beginning                  $ 2,986       $6,632       $1,672
  Charge-offs                                                    (33)      (6,982)        (531)
  Provision                                                   16,451        3,336       $5,491
                                                             -------       ------       ------
Balance of allowance for losses - ending                     $19,404       $2,986       $6,632
                                                             =======       ======       ======


Note 9:  Real Estate Investments

     Real estate investments at December 31 consist of the following:

(Dollars in Thousands)                                                              1994         1993
                                                                                    ----         ----
Residential development                                                           $  507       $  954
Commercial development                                                             1,234        1,226
General and limited partnership investment in Bank premises                        1,682        2,175
                                                                                  ------       ------
     Subtotal                                                                      3,423        4,355
Allowance for losses                                                              (1,059)        (712)
                                                                                  ------       ------
     Total                                                                        $2,364       $3,643
                                                                                  ======       ======

     At December 31, 1994 and 1993, real estate investments included two residential development properties, one commercial land available for development, and the general and limited partnership investments in BSFBC. In 1994 and 1993, the Bank had losses of $264,000 and earnings of $263,000, respectively from BSFBC.

Note 10:  Premises and Equipment

     Premises and equipment at December 31 consist of the following:

(Dollars in Thousands)                                                  1994        1993
                                                                        ----        ----
Leasehold improvements                                                $3,129      $3,103
Furniture and equipment                                                5,065       5,073
                                                                      ------      ------
     Subtotal                                                          8,194       8,176
Less:  Accumulated depreciation and amortization                      (5,198)     (4,584)
                                                                      ------      ------
     Total                                                            $2,996      $3,592
                                                                      ======      ======

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

     At December 31, 1994, the approximate future minimum rental payments under non-cancelable operating leases, with remaining terms ranging from six months to twenty-three years, for the Company's premises are as follows:

(Dollars in Thousands)                             Amount
1995                                              $ 1,697
1996                                                1,625
1997                                                1,950
1998                                                1,950
1999                                                1,950
Thereafter                                         53,908
                                                  -------
     Total                                        $63,080
                                                  =======

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

Note 11:  Deposits

     Deposit balances by deposit programs offered by the Bank at December 31 are as follows:

                                                                      1994                        1993
                                                                      --------------              ------------
                                                                         Average                       Average
(Dollars in Thousands)                                         Balance      Rate           Balance        Rate
Demand deposit accounts                                       $ 30,259       0.0%         $ 34,859         0.0%
Savings and NOW accounts                                        43,415       2.4            35,050         2.5
Money market accounts                                           25,250       3.2            56,453         2.9
Time accounts                                                   48,224       5.0            83,749         3.8
                                                              --------       ---          --------         ---
     Total                                                    $147,148       2.9%         $210,111         2.6%
                                                              ========       ===          ========         ===

     Total deposit balances averaged $172.9 million and $264.7 million during 1994 and 1993, respectively, with average interest rates of 2.7% and 2.6%, respectively. The weighted average stated rates on deposits as of December 31, 1994 and 1993 was 2.9% and 3.0%, respectively.

     Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                                    1994        1993
                                                          ----        ----
Three months or less                                   $ 7,028     $27,765
Three months to six months                               1,586       1,917
Six months to one year                                   1,216       1,674
Over one year                                              405         810
                                                       -------     -------
     Total                                             $10,235     $32,166
                                                       =======     =======

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

Note 12:  Other Borrowings

     Other borrowings at December 31 are as follows:

                                                                                                           Maximum
                                                      Balance        Stated      Average      Average      Balance
(Dollars in Thousands)                             Outstanding         Rate      Balance         Rate  Outstanding
                                                   -----------         ----      -------         ----  -----------
1994:
  Borrowings for employee stock ownership plan        $    70           8.1%     $    83          6.8%    $    163
  Mortgage indebtedness                                    --            --          629         10.0        1,141
  Securities sold under agreements to repurchase        4,000           5.8          639          5.3       11,201
  Other borrowings - FHLB line of credit                   --            --        1,359          5.0        9,800
                                                      -------           ----     -------          ---      -------
     Total                                            $ 4,070           5.8%     $ 2,710          6.4%     $22,305
                                                      =======           ====     =======          ====     =======


1993:
  Borrowings for employee stock ownership plan        $   162           5.7%     $   213          5.7%    $    255
  Mortgage indebtedness                                 1,141          10.0          703          9.5        1,813
  Securities sold under agreements to repurchase           --            --        1,917          3.7       11,201
  Other borrowings - FHLB line of credit                   --            --        3,975          3.4        9,800
                                                      -------           ---      -------          ---      -------
     Total                                            $ 1,303           9.5%     $ 6,808          4.3%     $23,069
                                                      =======           ====     =======          ====     =======

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

Note 13:  Income Taxes

     The provision (benefit) for Federal and state income taxes consists of:

(Dollars in Thousands)                                  1994         1993         1992
                                                        ----         ----         ----
Current:
  Federal                                            $    --      $    --        $(968)
  State                                                  142          169           50
                                                     -------      -------        -----
     Total current                                       142          169         (918)
                                                     -------      -------        -----
Deferred:
  Federal                                                 --           --          528
  State                                                   --           --           --
                                                     -------      -------        -----
     Total deferred                                       --           --          528
                                                     -------      -------        -----
     Total provision (benefit) for income taxes      $   142      $   169        $(390)
                                                     =======      =======        =====

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

     In 1992, during which period the Company accounted for income taxes under the deferred method as described in APB Opinion No. 11, deferred taxes arose from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effects of the principal items resulting in deferred tax expense (benefit) were the difference between:

(Dollars in Thousands)                                              1992
- - ----------------------                                              ----
Accrual and cash basis income                                      $(127)
Book and tax provision for loan losses                               648
Book and tax depreciation                                           (111)
Book and tax treatment of leases                                     (13)
Book and tax recognition of rehabilitation tax credit               (153)
Book and tax treatment for provision for 351 California lease         47
Book and tax treatment for other real estate owned                   243
Other, net                                                            (6)
                                                                   -----
     Total                                                         $ 528
                                                                   =====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

(Dollars in Thousands)                                                          1994         1993
                                                                                ----         ----
Deferred Tax Assets:
  Book loan loss reserve in excess of tax                                   $  2,213     $  2,348
  Other provisions                                                               256          376
  Provision for losses for real estate                                         9,164        2,212
  Net operating losses                                                        15,120        9,100
  Tax credits                                                                    489          489
  Difference in recognition of income from partnerships                           63           23
  Income recognized on leased property                                         1,832        1,772
  Capitalized costs                                                              391          390
  Other                                                                          131           93
                                                                            --------     --------
     Total deferred tax assets                                                29,659       16,803
Valuation allowance                                                          (27,534)     (14,341)
                                                                            --------     --------
     Total deferred tax assets, net                                            2,125        2,462
                                                                            --------     --------
Deferred Tax Liabilities:
  Net book value of premises and equipment in excess of tax                   (1,608)      (1,751)
  Loan origination costs                                                        (116)        (223)
  Difference in recognition of income from partnerships                           --          (43)
  State tax                                                                       --          (28)
  Taxable income in excess of book for rehabilitation credit                    (401)        (417)
                                                                            --------     --------
     Total deferred tax liabilities                                           (2,125)      (2,462)
                                                                            --------     --------
Net deferred taxes                                                          $     --     $     --
                                                                            ========     ========

     The Bank provided a valuation allowance for deferred tax assets as the utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and possible changes in ownership in future years.

     The total tax provision (benefit) differs from the statutory Federal rates for the reasons shown in the following table:

                                                                                 1994         1993         1992
                                                                                 ----         ----         ----
Tax benefit at the statutory federal rate                                       (34.0)%      (34.0)%      (34.0)%
Limitation on utilization of net operating loss carryback due to tax rate differential, alternative minimum tax and
  utilization of prior taxable income                                            34.0         34.1         32.0
State income taxes, net of federal tax benefit                                    0.4          1.7          0.2
Non-deductible expenditures and non-taxable income                                 --         (0.1)         0.1
                                                                                -----        -----        -----
         Total effective tax provision (benefit) rate                             0.4%         1.7%        (1.7)%
                                                                                =====        =====        =====

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

                                                       Options Outstanding
                                      Shares           -------------------
                                    Available         Number           Price
                                    for Grant       of Options       Per Share
                                    ---------       ----------       ---------
Balances at December 31, 1991          935            17,586     $80.0 - $118.2
  Options granted                   (8,674)            8,673               72.5
  Options cancelled                  7,739            (8,350)      80.0 - 107.5
                                    ------           -------     --------------
Balances at December 31, 1992           --            17,909       72.5 - 107.5
  Options cancelled                     --           (12,999)      72.5 - 107.5
                                    ------           -------     --------------
Balances at December 31, 1993           --             4,910     $ 72.5 -$107.5
  Options cancelled                     --            (2,837)      72.5 - 107.5
                                    ------           -------     --------------
Balances at December 31, 1994           --             2,073     $ 72.5- $100.0
                                    ======           =======     ==============

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

     The following table sets forth the Company's and the Bank's capital ratios compared to minimum capital requirements as of December 31, 1994 and the requirements contained in the Orders:

                                                                Minimum
                                                                Capital
                                Company           Bank        Requirement          Orders
                                -------           ----        -----------          ------
Leverage                          1.2%            0.9%           4.0%               7.0%
Tier 1 risk-based capital         1.6             1.2            4.0                N/A
Total risk-based capital          3.0             2.6            8.0                N/A

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

(Dollars in Thousands)                                       Amount
- - ----------------------                                       ------
Balance at December 31, 1993                                $   496
  New loans or disbursements                                     22
  Principal reductions (including cash repayments)             (280)
                                                            -------
Balance at December 31, 1994                                $   238
                                                            =======

     The Company accounts for its investment in BSFBC, a California limited partnership, using the equity method. Condensed statements of financial condition and operations of BSFBC at December 31 are as follows:


CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(Dollars in Thousands)                                    1994         1993
                                                          ----         ----
Assets:
  Cash                                                  $1,271       $1,380
  Receivables                                               43           25
  Fixed assets, net                                      5,707        6.860
                                                        ------       ------
     Total assets                                       $7,021       $8,265
                                                        ======       ======
Liabilities and Partners' Equity:
  Notes payable                                         $2,230       $2,297
  Other liabilities                                        239          207
  Partners' equity                                       4,552        5,761
                                                        ------       -----
     Total liabilities and partners' equity             $7,021       $8,265
                                                        ======       ======

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)                 1994         1993         1992
                                       ----         ----         ----
Rental income                        $1,834       $1,845       $1,846
Other income                            113          101           99
                                     ------       ------       ------
     Total income                     1,947        1,946        1,945
     Total expense                    2,555        1,004        1,456
                                     ------       ------       ------
Net income of partnership            $ (608)      $  942       $  489
                                     ======       ======       ======

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

     The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                            1994                               1993
                                            ----                               ----
                                  Carrying           Fair            Carrying           Fair
(Dollars in Thousands)              Amount          Value              Amount          Value
Financial Assets:
  Cash and cash equivalents       $ 28,647       $ 28,647            $ 25,833       $ 25,833
  Investment securities             11,407         11,384              21,191         21,293
  Loans, net                        99,488         99,326             141,140        145,350

Financial Liabilities:
  Deposits                         147,148        147,071             210,111        209,934
  Other borrowings                   4,070          4,070               1,303          1,361

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

Note 20:  The San Francisco Company

     Condensed statements of financial condition and operations of the San Francisco Company at December 31 are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)                                        1994         1993
                                                              ----         ----
Assets:
  Cash and short term investments                          $   656      $   249
  Other real estate owned                                       85           96
  Investment in subsidiary                                   1,592       17,407
  Other assets                                                 131          252
                                                           -------      -------
     Total assets                                          $ 2,464      $18,004
                                                           =======      =======

Liabilities:
  Borrowings for Employee Stock Ownership Plan             $    70      $   162
  Other liabilities                                            265          387
                                                           -------      -------
     Total liabilities                                         335          549
                                                           -------      -------

Stockholders' equity                                         2,129       17,455
                                                           -------      -------
     Total liabilities and shareholders' equity            $ 2,464      $18,004
                                                           =======      =======


CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)                             1994         1993         1992
                                                   ----         ----         ----
Income:
  Interest earned                              $     51     $     13     $     30
  Other Income                                       33           --           --
                                               --------     --------         ----
     Total income                                    84           13           30
                                               --------     --------     --------
Expense:
  Provision for loan losses                          --           53           --
  Other expense                                     251          409           53
                                               --------     --------     --------
     Total expense                                  251          462           53
                                               --------     --------     --------
Income (loss) before equity in undistributed
  net loss of subsidiary                           (167)        (449)         (23)
Equity in undistributed net loss of
  subsidiary                                    (32,869)      (9,806)     (22,154)
                                               --------     --------     --------
     Net loss                                  $(33,036)    $(10,255)    $(22,177)
                                               ========     ========     ========

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                          1994         1993         1992
                                                                ----         ----         ----
Cash Flows from Operating Activities:
  Net loss                                                  $(33,036)    $(10,255)    $(22,177)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Equity in undistributed net loss of subsidiary              32,869        9,806       22,154
  Provision for loan losses                                       --           53           --
                                                            --------     --------     --------
Net cash flows used in operating activities                     (167)        (396)         (23)
                                                            --------     --------     --------

Cash Flows used in investing activities:
  Principal collected on loans                                    --           --           10
  Investment in Bank                                         (17,000)     (11,850)     (22,000)
  Net decrease (increase) in other assets                        136         (246)          (2)
                                                            --------     --------     --------
Net cash used in investing activities                        (16,864)     (12,096)     (21,992)
                                                            --------     --------     --------

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock                           --       12,000        6,000
  Proceeds from sale of Common Stock                          17,560           --       15,500
  Net increase (decrease) in other liabilities                  (122)         390           (3)
  Other net                                                       --           --            8
                                                            --------     --------     --------
Net cash provided by financing activities                     17,438       12,390       21,505
                                                            --------     --------     --------

Increase (decrease) in cash and cash equivalents                 407         (102)        (510)
Cash and cash equivalents at beginning of year                   249          351          861
                                                            --------     --------     --------
Cash and cash equivalents at end of year                    $    656     $    249     $    351
                                                            ========     ========     ========

Note 21:  Quarterly Information (Unaudited)

     The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1994, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

                                                                          1994 Quarters Ended
                                                                  -------------------------------------

(Dollars in Thousands Except Per Share Data)     March 31         June 30       Sept. 30        Dec. 31
                                                 --------         -------       --------        -------
Interest income                                  $  3,263      $    3,203     $    3,164     $    3,021
Interest expense                                    1,295           1,268          1,172          1,128
                                                 --------      ----------     ----------     ----------
Net interest income                                 1,968           1,935          1,992          1,893

Provision for loan losses                             141             141            141          3,376
Non-interest income                                   815             462            235            623
Non-interest expense                                5,798           8,253          7,666         17,301
                                                 --------      ----------     ----------     ----------
Loss before income taxes                           (3,156)         (5,997)        (5,580)       (18,161)
Provision for taxes                                    28              39             38             37
                                                 --------      ----------     ----------     ----------
     Net loss                                    $ (3,184)     $   (6,036)    $   (5,618)    $  (18,198)
                                                 ========      ==========     ==========     ==========

Loss per common share:

Average common shares outstanding                 444,990       1,176,718      4,847,501      5,766,008
Net loss                                         $  (7.15)     $    (5.13)        $(1.16)        $(3.16)

                                                                                     1993 Quarters Ended
                                                                           ---------------------------------------
(Dollars in Thousands Except Per Share Data)               March 31         June 30       Sept. 30        Dec. 31
                                                           --------         -------       --------        -------
Interest income                                            $  4,826        $  4,922       $  4,445       $  3,962
Interest expense                                              1,947           2,056          1,845          1,572
                                                           --------        --------       --------       --------
Net interest income                                           2,879           2,866          2,600          2,390

Provision for loan losses                                       141           2,641            618            154
Non-interest income                                           1,226           1,249          1,333          1,071
Non-interest expense                                          6,466           5,465          5,260          4,955
                                                           --------        --------       --------       --------
Loss before income taxes                                     (2,502)         (3,991)        (1,945)        (1,648)
Provision for taxes                                              68              20             15             66
                                                           --------        --------       --------       --------
     Net loss                                              $ (2,570)       $ (4,011)      $ (1,960)      $ (1,714)
                                                           ========        ========       ========       ========
Loss per common share:
Average common shares outstanding                           445,100         445,100        445,066        444,991
Net loss                                                   $  (5.77)       $  (9.01)      $  (4.40)      $  (3.85)

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

JAMES E. GILLERAN...............................................................

     Mr. Gilleran has served as the Chairman and Chief Executive Officer of the Company and the Bank since October 1994. He served as Superintendent of Banks for the state of California from 1989 to 1994. At December 31, 1994, Mr. Gilleran was 61 years of age and he had been serving as a director of the Company since 1994 and a director of the Bank since 1994.

DONNA MILLER CASEY..............................................................

     Mrs. Casey served as a partner of Loder & Associates, a special events, marketing and promotion firm, from May 1991 to June 1993, and as Executive Director of San Francisco Beautiful, a non-profit organization dedicated to civic beautification, from 1987 to 1989. Mrs. Casey served as Secretary of the Company from its organization in 1981 until 1992 and as Secretary of the Bank from its organization in 1978 until 1992. Mrs. Casey has served as a director of Compensation Resource Group, Inc. since 1990, a Trustee of University of San Francisco since 1984, and a Trustee of the California State Summer School for the Arts since 1983. At December 31, 1994, Mrs. Casey was 45 years of age and she had been serving as a director of the Company since 1981 and a director of the Bank since 1978.

STEVEN R. CHAMPION..............................................................

     Mr. Champion has served as President and Chief Financial Officer of San Francisco and East Asia Capital Management since January 1995. Mr. Champion was the Vice Chairman and Chief Financial Officer of the Company and the Bank, and Chief Investment Officer of the Bank, from August 1993 to October 1994. He served as Chief International Investment Officer of Bank of America from 1992 to 1993, President and Chief Executive Officer of the R.O.C. - Taiwan Fund from 1989 to 1992, and President and Chief Executive Officer of International Investment Trust Company in Taipei, Taiwan from 1987 to 1992. At December 31, 1994, Mr. Champion was 49 years of age and he had been serving as a director of the Company since 1993 and a director of the Bank since 1993.

DAVID R. HOLBROOKE, M.D.........................................................

     Dr. Holbrooke has served as Chief Executive Officer of Holbrooke & Associates, a health care investment and management firm, since 1985. He has served as a director of TriCare Inc., a health care services company, since 1985. Dr. Holbrooke is a principal and director of a number of privately held firms in the health care field. At December 31, 1994, Mr. Holbrooke was 53 years of age and he had been serving as a director of the Company since 1981 and a director of the Bank since 1978.

KENT D. PRICE...................................................................

     Mr. Price has served as Executive Vice President of IBM since September 1994. Mr. Price was the Chairman and Chief Executive Officer of the Company and the Bank from September 1993 to August 1994. He served as Executive Vice President, Private Banking and Corporate Development of Bank of America from 1991 to 1993; Chief Financial Officer and Executive Vice President of Bank of New England Corporation from 1990 to 1991; and Chief Operating Officer, Chief Financial Officer and Director of Barr Rosenberg Investment Management in 1990. At December 31, 1994, Mr. Price was 51 years of age and he had been serving as a director of the Company since 1993 and was a director of the Bank from 1993 to 1994.

WILLARD D. SHARPE...............................................................

     Mr. Sharpe is a retired economist who, at the time of his retirement in 1987, served as a Vice President of Chase Manhattan Bank and as the Bank's chief economist for Asia. In addition, since 1993, Mr. Sharpe has been a Vice President of two privately held companies involved in efforts to explore prospects for investment in Vietnam. At December 31, 1994, Mr. Sharpe was 71 years of age and he had been serving as a director of the Company since 1993 and a director of the Bank since 1993.

GORDON B. SWANSON ..............................................................

     Mr. Swanson has been Vice President of Real Estate with Levi Strauss & Company since 1993. He served as President of G. B. Swanson & Co., a real estate advisory firm from 1991 to 1992. Mr. Swanson has served as Director Emeritus of the San Francisco Chamber of Commerce since 1986 and as Managing Director of Jones Lang Wootton U.S.A., a commercial real estate investment company, from 1989 to 1991. At December 31, 1994, Mr. Swanson was 50 years of age and he had been serving as a director of the Company since 1985 and a director of the Bank since 1985.

NICHOLAS UNKOVIC................................................................

     Mr. Unkovic has been a partner for the law firm of Graham & James, LLP for more than five years. At December 31, 1994, Mr. Unkovic was 43 years of age and he had been serving as a director of the Company since 1994.

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

C. WILLIAM CRISS, JR............................................................

     Mr. Criss has been Executive Vice President and Senior Credit Officer of the Bank since August 1993 and Executive Vice President for the Bank's Special Assets Department since 1992. At December 31, 1994, Mr. Criss was 52 years of age. Prior to serving as an officer of the Bank, Mr. Criss was a principal of Wright Houlihan & Associates in 1992, President and Chief Executive Officer of East West Financial Group and East West Bank, N. A. from 1989 to 1991, and Vice President and General Manager of Chase Bank International from 1981 to 1989.

STEPHEN V. R. SPAULDING.........................................................

     Mr. Spaulding, a director of the Bank since 1994, has been the Bank's Executive Vice President and Managing Director of Private and Business Banking since 1993. Prior to serving as an officer of the Bank, Mr. Spaulding, was President of Chase Manhattan Trust Company of California from 1992 to 1993 and Senior Vice President and Manager of United States Private Banking Division of Bank of America from 1984 to 1992. At December 31, 1994, Mr. Spaulding was 57 years of age and he had been servings as a director of the Bank since 1994.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Decisions on the compensation of the Company's and the Bank's executives are generally made by the four- member Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are members of the Board of Directors of the Company. All decisions by the Personnel/Compensation Committee relating to the compensation of the Company's and the Bank's executive officers are reviewed by the Company's and the Bank's full Boards of Directors, except for decisions about awards under certain of the Company's stock- based compensation plans, which are made solely by the Committee in order for the grants or awards under such plans to satisfy Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Set forth below is a report of the Personnel/Compensation Committee addressing the Company's compensation policies for 1994 as they affected the Chief Executive Officer of the Company and the Bank serving at the end of 1994, and the one other most highly-compensated officer of the Bank at the end of 1994, and two additional highly-compensated officers who would have qualified for disclosure if they had not terminated employment, (collectively, the "Named Executives") as December 31, 1994. The Named Executives compensation in 1994 is shown in the "Executive Compensation Tables" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company's Personnel/Compensation Committee, which during 1994 consisted of Mrs. Donna Miller Casey, Mr. Gilleran (Chairman and Chief Executive Officer of the Company and the Bank), Mr. Unkovic and Mr. Sharpe, makes decisions with respect to the compensation of executive officers.

BOARD OF DIRECTORS' FEES

     The Company and the Bank pay director fees to each non-employee Director for attendance at Board meetings and Committee meetings which are held monthly. The fee for attendance at a Board meeting is $750 per meeting. The Chairman of each committee receives $300 and each member receives $200 for each committee meeting attended.

COMPENSATION PHILOSOPHY

     The compensation policies adopted by the Personnel/Compensation Committee in 1992 and approved by the Board of Directors of the Bank, and continued in practice during 1994, were designed to provide competitive levels of compensation, reward improvements in corporate performance, recognize above-average individual achievements and initiative, and thereby assist the Bank in attracting and retaining qualified employees.

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

     The Company and the Bank experienced significant financial losses from 1991 to 1994, and, in connection therewith, the Named Executives were required to devote a substantial and unusual amount of time and effort in dealing with non-performing assets, raising new capital, responding to regulatory concerns and implementing changes in operating systems and controls. Consequently, the use of traditional corporate performance measures such as earnings per share or increases in book value to determine executive compensation was not considered to be in the Company's best interests. Therefore, there was no direct relationship in 1993 or 1994 between executive compensation and the Company's financial performance, either as compared to the Company's prior performance or as compared to the banking companies with which the Company competes for executive talent. Instead, the 1993 and 1994 executive compensation programs of the Bank were designed to provide compensation which would allow the Bank to attract and retain talented and experienced executives necessary for management of the Bank's turnaround program. The focus of the executive compensation program was on base salary, although some effort was made to provide longer term incentives through the grant of stock options.

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

EXECUTIVE COMPENSATION TABLES

     SUMMARY OF 1992-1994 COMPENSATION. The following table sets forth the annual compensation, long-term compensation and other compensation paid to each of the Named Executives. Compensation is listed as of

December 31, 1994, 1993 and 1992. Messrs. Price, Freed, and Champion, have terminated their employment with the Bank and Company, all other positions listed on the table are positions held by the Named Executives as of December 31, 1994.

                           SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                 ANNUAL COMPENSATION                          LONG TERM COMPENSATION
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     AWARDS
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                           OTHER                                            ALL
                                                                           ANNUAL           RESTRICTED                      OTHER
                                                                           COMPEN-          STOCK                           COMPEN
NAME AND PRINCIPAL                        SALARY         BONUS             SATION           AWARD(S)       OPTIONS/         -SATION
POSITION                       YEAR       ($)            ($)               ($)              ($)(7)         SARS(#)          ($) (4)
- - -----------------------------------------------------------------------------------------------------------------------------------
            (a)                  (b)          (c)            (d)              (e)              (f)            (g)             (i)
- - -----------------------------------------------------------------------------------------------------------------------------------
Chairman/CEO                   1994       51,681               0            7,936(1)             0        313,369(6)            0
                               1993            0               0                0                0              0               0
James E. Gilleran              1992            0               0                0                0              0               0
- - -----------------------------------------------------------------------------------------------------------------------------------
EVP                            1994      150,000               0                0                0              0               0
                               1993       25,096               0           17,692(1)             0              0               0
Stephen V. R. Spaulding        1992            0               0                0                0              0               0
- - -----------------------------------------------------------------------------------------------------------------------------------
EVP/CCO                        1994      125,000           8,624                0                0              0               0
                               1993      125,000          63,097            3,000(3)             0              0           1,014
C. William Criss, Jr.          1992       77,724               0           13,560                0              0             507
- - -----------------------------------------------------------------------------------------------------------------------------------
Vice Chairman/CFO -            1994      184,708               0                0                0        125,348(5)        4,650
Former                         1993       55,000               0            5,000(1)             0              0               0
Steven R. Champion             1992            0               0                0                0              0               0
- - -----------------------------------------------------------------------------------------------------------------------------------
President/COO - Former         1994      190,512               0                0                0              0         204,250
                               1993      178,077               0            4,180(3)             0              0             759
Rodney D. Freed                1992            0               0                0                0              0               0
- - -----------------------------------------------------------------------------------------------------------------------------------
Chairman/CEO - Former          1994      128,333               0                0                0         62,674(5)        1,886
                               1993       55,000               0           31,026(1)             0              0             170
Kent D. Price                  1992            0               0                0                0              0               0
===================================================================================================================================

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

(7)  The options granted are out-of-the-money.

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

         Separation agreements Messrs. Price and Champion provide for the termination of prior employment agreements. In consideration for the termination of such employment agreements, the Board of Director's granted each of Messrs. Price and Champion options under the 1993 Executive Stock Option Plan to acquire shares of the Company's Common Stock equal to 1% and 2%, respectively of the fully-diluted shares of Common Stock, with additional options to be granted in the future as necessary to maintain the 1% and 2% interest, respectively. For purposes of determining the number of fully-diluted shares, Warrants would not be counted until they become exercisable. As of December 31, 1994, the total options granted to Messrs, Price and Champion are 62,674 and 125,348, respectively. The exercise price of these options is $5.68 per share. The options granted to Messrs. Price and Champion vest immediately. The exercise price of subsequent anti-dilution options would be the then-current fair market value of the Common shares or the price per share for shares issued to others prior to a public offering.

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

         The following table shows outstanding grants made as of December 31, 1994 for the individuals and groups set forth below under the Executive Plan:

                            OPTIONS GRANTED UNDER THE
                        1993 EXECUTIVE STOCK OPTION PLAN

                                                      NUMBER OF SHARES OF CLASS A
                                                        COMMON STOCK UNDERLYING
                    NAME AND POSITION                   OPTIONS GRANTED THROUGH
                    -----------------                         1994 (4)(5)
                                                      ---------------------------
James E. Gilleran (1)                                           313,369
         Director of the Company and the Bank

Kent D. Price(3)                                                 62,674
         Director of the Company and the Bank

Stephen R. Champion(3)                                          125,348
         Director of the Company and the Bank

Executive Officer Group                                         501,391

Non-Executive Officer Director Group                                  0

Non-Executive Officer Employee Group                                  0

- - ---------------------

(1) The options granted effective October 1, 1994. See Employment Agreement - Mr. Gilleran above.

(2)  The options were granted in 1994 and are 100% vested.

(3) The table does not include all options to be granted for the additional options required to be granted pursuant to the anti-dilution provisions of the employment and/or separation agreements described above. All options included are out-or-the-money with an exercise price of $5.68 per share.

         1993 NON-EMPLOYEE OPTION PLAN. The following table shows grants outstanding as of December 31, 1994 for the individuals and groups set forth below under the Directors Plan:

                            OPTIONS GRANTED UNDER THE
                      1993 NONEMPLOYEE DIRECTORS STOCK PLAN
                            THROUGH DECEMBER 31, 1994

                                                          NUMBER OF SHARES OF CLASS A
                                                            COMMON STOCK UNDERLYING
                                                            OPTIONS GRANTED THROUGH
                    NAME AND POSITION                          DECEMBER 1994(1)
                    -----------------                     ---------------------------
Donna Miller Casey                                                   2,500
         Former Director of the Company and Bank

Nicholas Unkovic                                                      --
         Director of the Company

David R. Holbrooke                                                   2,500
         Former Director of the Company and Bank

Willard D. Sharpe                                                    2,500
         Director of the Company and Bank

Kent D. Price (2)                                                     --
         Director of the Company

Steven R. Champion (2)                                                --
         Director of the Company and Bank

Gordon B. Swanson                                                    2,500
         Director of the Company and Bank

Executive Officer Group                                                  0

Non-Executive Officer Director Group                                10,000

Non-Executive Officer Employee Group                                     0

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

(2)  Messrs Price and Champion are not eligible to participate under this plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth information regarding the beneficial ownership of the Class A Common Stock by Mr. Putra Masagung and by all other shareholders as December 31, 1994. The address of Mr. Masagung is 55 MH Thamrin, Jakarta, Indonesia.

                                                              Directors and
                                    Mr. Putra                   Executive                        All
                                    Masagung                    Officers                         Others
                                    --------                  -------------                      ------
Class A Common Shares               5,601,126                    2,938                           161,914

Percentage ownership                97.1%                        0.0%                            2.9%

         The following sets forth information regarding the beneficial ownership of the Series B Preferred Stock as December 31, 1994.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The Bank has had and expects to continue to have banking transactions with many of the directors and executive officers of the Company and the Bank (and their associates). Loans by the Bank to any director or executive officer of the Company or any of its subsidiaries (or any associate of such persons) have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and, except as set forth in the following paragraph, have not involved more than the normal risk of collection or presented other unfavorable features. Loans by the Bank to any director, executive officer or principal stockholder of the Company or any of its subsidiaries (as such persons are defined by regulation) are subject to limitations under California and federal law. Among other things, a loan by the Bank to a director, executive officer, or principal stockholder of the Company or any of its subsidiaries must be on non-preferential terms and, if all loans to a given person exceed $25,000, such loans must be approved in advance by the Bank's Board of Directors. The aggregate balance of such loans at December 31, 1994 was $238,000.

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

         Under his employment agreement, Mr. Gilleran would be indemnified by the Company and/or the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for additional information on indemnification agreements.

         The Bank entered into an indemnification agreement with Mr. Thayer Prentice, former Chairman of the Board, President and Chief Executive Officer of the Company and the Bank. The Bank obtained an irrevocable standby letter of credit in the amount of $300,000 issued by Imperial Bank on December 30, 1994 on behalf of Thayer T. Prentice as collateral for the Bank's obligations under its indemnification agreement. The indemnification agreement expires August 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE SAN FRANCISCO COMPANY

/s/ James E. Gilleran          Chairman of the Board and           May 17, 1996
- - ---------------------          Chief Executive Officer             ------------
James E. Gilleran              (Principal Executive Officer)


/s/ Keary L. Colwell           Senior Vice President               May 17, 1996
- - --------------------           (Principal Accounting Officer)      ------------
Keary L. Colwell