Form 10-Q
period 1996-06-30
SAN FRANCISCO CO
filed 1996-08-14
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996

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

                    Yes   X             No

The Registrant had 5,765,995 shares of Class A Common Stock outstanding on July 26, 1996.

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page
Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At June 30, 1996 and December 31, 1995  . . . . . . . . . . . 1

          Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1996 and 1995 . . 2

          Consolidated Statements of Changes in Shareholders'Equity
           For the Six Months Ended June 30, 1996 and 1995 . . . . . . . 3

         Consolidated Statements of Cash Flows
           For the Three and Six Months Ended June 30, 1996 and 1995 . . 4

          Notes to Consolidated Financial Statements . . . . . . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . 6


Part II - Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  17

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .  17

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .  17

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .  17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18



                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                    June 30, 1996 and December 31, 1995
                                                       (Unaudited)
                                                        June 30,  December 31,
(Dollars in Thousands Except Per Share Data)               1996        1995
Assets:
Cash and due from banks                                $   2,529  $   4,814
Federal funds sold                                        16,600     38,000
  Cash and cash equivalents                               19,129     42,814
Investment securities held-to-maturity, at cost
 (Fair value: $7,164)                                      7,448         --
Investment securities available-for-sale, at fair value   24,132      6,536
Federal Home Loan Bank stock, at par                         649        632

Loans                                                     42,739     53,208
Deferred loan fees                                          (227)      (180)
Allowance for loan losses                                 (5,410)    (5,912)
  Loans, net                                              37,102     47,116
Other real estate owned, net                               6,389      7,514
Real estate investments, net                                 150        236
Premises and equipment, net                                8,355      8,689
Interest receivable                                          806        527
Other assets                                                 504        798
  Total Assets                                          $104,664   $114,862

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                           $ 15,432   $ 20,365
Interest bearing deposits                                 76,736     85,308
  Total deposits                                          92,168    105,673
Other borrowings                                           2,000         --
Other liabilities and interest payable                     1,311      2,309
  Total Liabilities                                       95,479    107,982

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
Issued and outstanding - 15,869 and 16,291, respectively     114        114
  Series D - Authorized - 1,000,000 shares;
Issued and outstanding - 340,000 and 215,000, respectively 6,800      4,300
Common stock (par value $0.01 per share)
  Class A - Authorized - 40,000,000 shares;
Issued and outstanding - 1996-5,765,999 and 1995-5,765,978    58         58
Additional paid-in capital                                70,268     70,168
Retained deficit                                         (67,497)   (67,801)
Unrealized gain/(loss) on securities available-for-sale   (558)          41
  Total shareholders' equity                               9,185      6,880
  Total Liabilities and Shareholders' Equity            $104,664   $114,862

See accompanying notes to unaudited consolidated financial statements.


                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)
                                              Three Months        Six Months
                                             Ended June 30,    Ended June 30,
(Dollars in Thousands
Except Per Share Data)                      1996      1995    1996      1995
Interest income:
  Loans                                  $ 1,073   $ 2,166   $2,217   $ 4,657
  Investments                                738       605    1,439       995
  Dividends                                    9         5       17        26
  Total interest income                    1,820     2,776    3,673     5,678
Interest expense:
  Deposits                                   781     1,132    1,646     2,165
  Other borrowings                             1        20        1        84
  Total interest expense                     782     1,152    1,647     2,249

Net interest income before provision
 for loan losses                           1,038     1,624    2,026     3,429
Provision for loan losses                     --       500       --       500
Net interest income after provision
  for loan losses                          1,038     1,124    2,026     2,929

Non-interest income:
  Service charges and fees                    82       106      133       219
  Trust and escrow fees                       36        87       91       161
  Stock option commissions and fees          314       445      669       851
  Other income                                --        89        2       200
  Gain on sale of assets, net                 --         7       --        23
  Total non-interest income                  432       734      895     1,454

Non-interest expense:
  Salaries and related benefits              810     1,168    1,718     2,624
  Occupancy expense                           76       477      177       946
  Professional fees                          130       257      250       451
  Corporate insurance premiums                96       102      191       179
  FDIC insurance premiums                     61       111      124       265
  Data processing                             90       119      133       290
  Telephone                                   30        28       54        65
  Other operating expenses                   170       236      323       558
  Total operating expenses                 1,463     2,498    2,970     5,078
Net income from real estate operations      (195)     (800)    (363)     (961)
  Total non-interest expense               1,268     1,698    2,607     4,117
Income before income taxes                   202       160      314       266
Provision for income taxes                     6        40       10        78
  Net Income                                $196      $120   $  304      $188

Income per common share:
  Net income                              $ 0.03    $ 0.02   $ 0.05    $ 0.03
  Weighted average shares outstanding  5,765,999 5,765,978 5,765,999 5,765,985

See accompanying notes to unaudited consolidated financial statements.


             The San Francisco Company and Subsidiaries
        Consolidated Statements of Changes in Shareholders' Equity
                  Six Months Ended June 30, 1996 and 1995
                                (Unaudited)
                                                               Unrealized
                                                    Employee Gain/
                                  Add-              Purchase (Loss) on  Total
(Dollars in Thousands)            itional  Retained  and     Securities Share-
                 Preferred Common Paid-in  Earnings Option   Available holders
                     Stock Stock  Capital (Deficit) Plans    for-Sale  Equity
Balances at
  January 1, 1995   $  114 $  58  $70,168 $(68,137) $ (70)  $    (4) $2,129

Proceeds on
 sale of stock       4,300    --       --       --      --        --  4,300
Appreciation in market
 value of securities
  available-for-sale    --    --       --       --      --        34     34
  Net income(six months)--    --       --      188      --        --    188

Balances at
 June 30, 1995       4,414    58   70,168  (67,948)    (70)       14  6,652

Net change in
 employee stock
   ownership plans      --    --       --       --      70        --     70
Appreciation in market
 value of securities
   available-for-sale   --    --       --       --      --        27     27
Net income (six months) --    --       --      148      --        --    148

Balances at
December 31, 1995    4,414    58   70,168  (67,801)     --        41  6,880


Proceeds from sale of
 stock and warrants  2,500    --       --       --      --        --  2,500
  Other                 --    --      100       --      --        --    100
Depreciation in market
 value of securities
   available-for-sale   --    --       --       --      --      (599)  (599)
Net income (six months) --    --       --      304      --        --    304

Balances at
 June 30, 1996     $ 6,914 $  58  $70,268 $(67,497) $   --     $(558) $9,185

See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
             Three and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)
                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
(Dollars in Thousands)                 1996        1995       1996        1995
Cash Flows from Operating Activities:
Net income                         $  19       $  120     $  304       $ 188
Adjustments to reconcile net income
 to net cash (used in) provided
  by operating activities:
Provision for loan losses             --          500         --         500
Depreciation and
 amortization expense                192           97        385         202
Provision for loss on other real
 estate owned and
  real estate investment              --          346         --         346
Net gain on sale of real estate
 owned and investment               (170)        (342)      (455)     (1,683)
Decrease (increase) in interest
  receivable and other assets       (301)         232         15         588
(Decrease) increase in interest
  payable and other liabilities     (215)         462       (897)       (727)
(Increase) decrease in
  deferred loan fees                  31         (35)         47        (117)
Net cash flows (used in) provided
  by operating activities           (267)       1,380       (601)       (703)

Cash Flows from Investing Activities:
Proceeds from sale of FHLB Stock      --          745         --         724
Proceeds from maturities of
 investment securities
  held-to-maturity                   350        4,936        350       7,859
Proceeds from maturities of investment
 securities available for sale        69        2,069      4,064       2,209
Purchase of investment securities
 held to maturity                     --           --     (7,815)         --
Purchase of investment securities
 available for sale                   --       (1,972)   (22,260)     (2,971)
Net (increase) decrease in loans  (1,248)      14,217      8,913      28,108
Recoveries of loans previously
 charged off, net                   (305)        (584)      (502)       (116)
Purchases of premises and
 equipment, net                      (19)         (31)       (51)        (34)
Proceeds from sale of
 other real estate owned             921        3,800      3,136        5,391
Acquisition and capitalized cost
 of other real estate owned           86          280         86          288
Net Cash (used in) provided
 by investing activities            (146)      23,460    (14,079)      41,458

Cash Flows from Financing Activities:
Net decrease in deposits         (10,395)      (3,080)   (13,505)     (19,741)
Net (decrease) increase
 in other borrowings               2,000       (5,315)     2,000       (4,070)
Net proceeds from sale of
 preferred stock and warrants      1,500        4,300      2,500        4,300
Net cash used
 in financing activities          (6,895)      (4,095)    (9,005)     (19,511)

Increase (decrease)
 in cash and cash equivalents     (7,308)      20,745    (23,685)      21,244
Cash and cash equivalents
 at beginning of period           26,437       29,146     42,814       28,647
Cash and cash equivalents
 at end of period               $ 19,129     $ 49,891     $19,129     $49,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                        $  1,158       $  986     $ 2,047      $2,083
Payment of income taxes                2           54           3          96
Supplemental Schedule of Noncash
 Investing and Financing Activities:
Net transfer of loans to
 other real estate owned             119           --       1,378          --

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                Notes to Consolidated Financial Statements
                                (Unaudited)

Item 1 - Organization

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

  The data as of June 30, 1996, and for the six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1995 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the six months ending June 30, 1996 are not necessarily indicative of the results to be expected for the entire year of 1996. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

  The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors ("BSFRI"), and the Bank's wholly owned limited partnership, Bank of San Francisco Building Company ("BSFBC"). The Bank acquired all of the minority limited partnership interest in BSFBC during the third quarter of 1995. The assets of BSFBC include the leasehold improvements and the leasehold interest of the Company's and the Bank's headquarters. All material intercompany transactions have been eliminated in consolidation.

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

Note 5 - Recent Accounting Pronouncements

  Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicated that the carrying value of an asset may not be recoverable. As of June 30, 1996, the Company determined that no events or changes occurred during the first half 1996 that would indicate that the carrying value of any long-lived assets may not be recoverable.


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

     The Company's Common shares are traded over the counter. A market is made for the Company's stock by Van Kasper & Company, San Francisco, California.

     The Company recorded net income of $196,000, or $0.03 per Common Share, and $304,000, or $0.05 per Common Share, for the three and six months ended June 30, 1996, compared to a net income of $120,000, or $0.02 per Common Share and $188,000, or $0.03 per
Common Share for the same periods in 1995. The increase in the Company's net income of $116,000 was primarily from reductions in operating costs and the provision for Delaware franchise taxes in first six months of 1996 compared to the same period in 1995, partially offset by declines in net interest income, non-interest income, and net income from real estate operations.

     The Company's total non-interest expenses declined by $1.5 million in the first half of 1996 compared to the same period in 1995 primarily as a result of a decline in staff levels, occupancy costs, and professional services.

     At June 30, 1996, total assets were $104.7 million, a decline of $10.2 million, or 9% from $114.9 million at December 31, 1995. Total loans were $42.7 million, a decrease of $10.5 million, or 20% from $53.2 million at December 31, 1995. Total deposits were $92.1 million at June 30, 1996, a decline of $13.4 million, or 13% compared to $105.7 million at December 31, 1995.


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

     On February 26, 1996, the Company's majority shareholder committed to investing additional capital totaling $4.5 million in the Company in four installments throughout 1996. During the first half of 1996, the Company received two installments totalling $2.5 million of the $4.5 million. The Company contributed $2.6 million in capital to the Bank during the first half of 1996. As of June 30, 1996, the Bank's Leverage Capital ratio was 9.2%.


     Cease and Desist Orders

     On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the SBD that became effective August 29, 1993. The Orders directed, among other things, that the
Bank: (a) achieve and maintain a 7% Leverage Capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part;
(g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

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

     As of June 30, 1996, the Bank had contributed capital of $73.3 million and deficit retained earnings of $63.7 million, or approximately 87% of contributed capital, within the meaning of
Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $34.4 million. The Superintendent issued orders, most recently on May 7, 1996, to the Bank to correct the impairment of its contributed capital within 60 days. In response to the May 7, 1996 order, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its business plan, and as the Company continues to consider the requirements for a quasi-reorganization.

     The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital.

As ofJune 30, 1996, the Bank would have been required to raise $86.0 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

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


Results of Operations

Net Interest Income

     The Company's net interest income decreased to $2.0 million from $3.4 million in the first half of 1996 from the same period in 1995, respectively, a decline of $1.4 million or 41.1%. The decrease was the result of reductions in interest-earning assets and a decrease in the Bank's interest rate margin. Average interest-earning assets declined by $33.2 million, or 25.8%, and average interest bearing liabilities decreased $29.2 million, or 26.5%, for the first half of 1996 compared to the same period in 1995.

     The average interest rate margin decreased 108 basis points to 4.25% for the first half of 1996, from 5.33% for the same period in 1995 primarily as a result of a change in the composition of average interest earning assets from higher yielding loans into lower yielding liquidity investments and a decline in interest rates on loans due to a decrease in prime rate without a corresponding decline in the average cost of funds. The Bank's loan to deposit ratio declined to 46% as of June 30, 1996 from 61% as of June 30, 1995 primarily as a result of the reduction in loans. The cost of funds on the interest bearing liabilities remained unchanged in the first half of 1996 compared to the same period in 1995 primarily as a result of increasing volumes of one to two year term certificates of deposits during the second quarter of 1995.

     The Company's net interest income decreased to $1.0 million from $1.6 million in the quarter ended June 30, 1996 from the same quarter in 1995, respectively, a decline of $586,000 or 36.6%. The decrease was the result of reductions in interest-earning assets and by a decrease in the Bank's interest rate margin. Average interest-earning assets declined by $34.3 million, or 27.1%, and average interest bearing liabilities decreased $29.3 million, or 27.2%, for the quarter ended June 30, 1996 compared to the same period in 1995. The average interest rate margin declined 59 basis points from 5.09% for the quarter ended June 30, 1995, to 4.5% for the same period in 1996 primarily as a result of a change in the composition of earning assets from higher yielding loans into lower yielding investments in the second quarter of 1996 compared to the same period in 1995, and a change in the composition of average interest earning assets from higher yielding loans into lower yielding liquidity investments.

Non-Interest Income

     Non-interest income decreased $559,000 for the first half of 1996 to $895,000 compared to $1.5 million for the same period in 1995. Stock option and brokerage commissions and fees decreased $182,000, or 21.4% as a result of reduced trading activities by holders of stock options and brokerage customers. The decrease in the Company's service charges and fees of $156,000, or 41.1% was primarily the result of lower deposit transaction volumes and the elimination of the trust department in 1996. The decrease in other income is attributable to the acquisition of BSFBC during the third quarter of 1995. During the first half of 1995, the earnings from BSFBC were included in other income. The acquisition of the minority interest in BSFBC resulted in a reduction of occupancy expense.

     Non-interest income decreased $302,000, for the second quarter of 1996 to $432,000 compared to $734,000 for the same period in 1995. Stock option and brokerage commissions and fees decreased $131,000, or 29.4% as a result of reduced trading activities by holders of stock options and brokerage customers. The decrease in the Company's service charges and fees of $75,000, or 38.9% was primarily the result of lower deposit transaction volumes and the reduced trust fees from the elimination of trust activities. The decrease in other income is attributable to the acquisition of BSFBC during the third quarter of 1995.

Non-Interest Expense

     The Company's operating expenses decreased by $2.1 million, or 41.5% during the first half of 1996 compared to the same period in 1995 primarily as a result of a reduction in occupancy costs, staff reductions, reduction in the use and cost of professional services, and, generally, as a result of lower costs related to lower loan and deposit volumes. The reduction in occupancy costs is primarily the result of the acquisition of the minority interest of BSFBC during the third quarter of 1995 which reduced the overall occupancy cost to the Bank, and, secondarily, the result of increased subleasing of unused office space in 1996 compared to 1995.

     The decline in net income from real estate operations is due to lower gains on sale of real estate assets primarily as a result of fewer properties available for sale. In addition, the costs related to holding real estate properties in the first half of 1996 compared to the same period in 1995 have declined as a result of lower asset levels.

     The Company's operating expenses decreased by $1.0 million during the second quarter of 1996 compared to the same period in 1995 primarily as a result of a reduction in occupancy costs, staff reductions, reduction in the use and cost of professional services, and, generally, as a result of lower costs related to lower loan and deposit volumes as discussed above.

     The decline in net income from real estate operations is the result of lower gains on sale of real estate assets due to fewer asset sales.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments, totaled $19.1 million, or 18.2% of total assets, at June 30, 1996, a decrease of $23.7 million, from $42.8 million, or 37.2% of total assets, at December 31, 1995. The decrease was the result of the purchase of longer duration investment securities totaling $25.9 million and a decline in deposits totaling $13.6 million during the first half of 1996 partially offset by a decrease in loans totaling $10.5 million and a $2.0 million borrowing.

     As of June 30, 1996, the Bank had pledged loans and securities totaling $8.9 million enabling the Bank to borrow approximately $5.0 million from the Federal Home Loan Bank of San Francisco
(FHLB). The Bank will, from time-to-time, borrow from the FHLB in the normal course of managing its liquidity. The Bank borrowed $2.0 million against this lending facility during the first half of 1996. The borrowing was repaid during the third quarter of 1996. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

     The Bank has loans pledged to the FRB totaling $220,000 which provide collateral to the FRB should the Bank be unable to meet its FRB cash letter requirements of up to $93,000.

     The Bank's brokered certificates of deposit declined to zero as of June 30, 1996 from $3.4 million at December 31, 1995. The
Bank's money desk deposits decreased to $24.3 million as of June
30, 1996 from $28.0 million at December 31, 1995.


     Capital

     At June 30, 1996, shareholders' equity was $9.2 million, compared to $6.9 million at December 31, 1995, primarily as a result of the $304,000 net income and the capital contribution of $2.5 million partially offset by an unrealized decline in the market value of investment securities available for sale of $558,000 during the first half of 1996.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of certain levels of capital and the Bank is under specific capital requirements as a result of the Orders and Capital Order. As of June 30, 1996, the Company and the Bank are in compliance with the all minimum capital ratio requirements including the minimum Leverage ratio of 7% mandated by the Orders. The Bank is not in compliance with the capital requirements as defined by the Capital Impairment Orders (see Capital Impairment Orders). The increase in the Company and Bank's leverage ratio during the first half of 1996 was primarily the result of the first half income, the reduction in average assets and the capital contribution.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1996:

                                                      Minimum
                                                      Capital
                              Company      Bank       Requirement
  Leverage ratio                 9.2%       9.2%      4.0%
  Tier 1 risk-based capital     13.7       13.7       4.0
  Total risk-based capital      16.0       16.0       8.0

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

     Management has estimated that the market value of the 225,000 shares of Series D Preferred Stock is $13.45 per share and that each unit has 2.22 warrants that have a market value of $2.95 per warrant.

Investment Activities

     At June 30, 1996, the Company's investment securities, including Fed funds sold, totaled $48.8 million, or 46.6% of total assets, compared to $45.2 million, or 39.3% of total assets, at December 31, 1995. A portion of the investment portfolio is used to manage the Bank's liquidity position. Liquid investments include investment securities with a term to maturity of one year or less including Fed funds. See "Liquidity and Capital Resources" above. The investment portfolio may include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At June 30, 1996, investment securities held-to-maturity totaled $7.4 million, compared to zero at December 31, 1995, and are carried at amortized cost. At June 30, 1996, the Company held $24.1 million defined as securities available-for-sale, compared to $6.5 million at December 31, 1995. The increase in investment securities held-to-maturity of $7.4 million and investment securities available for sale of $17.6 million resulted primarily from management's decision to diversity the Bank's investment portfolio to limit the Bank's risks to downward adjustments in short-term interest rates and to increase the yield on its investment portfolio.

     Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of June 30, 1996, the investment securities available for sale have an unrealized loss of $558,000 that is included as a separate component of shareholder's equity to reflect the current market value of these securities. Management expects to maintain its investment securities portfolio at its existing level.


Loans

     During the first half of 1996, total loans decreased by $10.5 million, from $53.2 million at December 31, 1995 to $42.7 million at June 30, 1996. The reduction resulted primarily from loan repayments. The composition of the Bank's loan portfolio at June 30, 1996 and December 31, 1995 is summarized as follows:

                                            June 30,     December 31,
(Dollars in Thousands)                        1996          1995
Commercial and financial                    $ 12,709      $ 16,159
Real estate construction                       3,040         5,661
Real estate mortgage                          26,990        31,388
                                              42,739        53,208
Deferred fees and discounts, net                (227)         (180)
Allowance for possible loan losses            (5,410)       (5,912)
  Total loans, net                           $37,102      $ 47,116

     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, OREO, real estate investments and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at June 30, 1996 and December 31, 1995:

                                            June 30,   December 31,
(Dollars in Thousands)                        1996       1995
Loans - performing                          $ 11,654    $ 17,800
Non-accrual loans                              2,560       7,511
OREO                                           6,389       7,514
Real estate investments                          150         236
  Total classified assets                   $ 20,753    $ 33,061

Total classified assets as a
  percentage of total assets                    19.8%       28.8%

     Classified loans decreased by $11.1 million as of June 30, 1996 compared to $25.3 million at December 31, 1995. The decrease was primarily the result of loan payoffs, transfers to other real estate owned as a result of foreclosure and loan upgrades. As of June 30, 1996 and December 31, 1995, all OREO and real estate investments held for development were classified.

     Non-performing assets which are included in classified assets are comprised of non-accrual loans and real estate foreclosures. Non-performing assets were $8.9 million, or 18.2% of total loans and OREO at June 30, 1996, down from $15.0 million, or 24.7% of total loans and OREO at the end of 1995. During the first half 1996, the reduction of $6.0 million in non-performing assets was primarily the result of OREO sales of $2.9 million and loans returned to accrual of $1.7 million. New loans transferred to non-accrual status totaled 365,000, and $325,000 in non-accrual loans were paid off.

     There can be no assurance that the Bank will continue to experience declines in the amount of its non-performing assets or not experience losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. The Bank expects that reductions in non-performing assets will continue to reduce the costs incurred for managing and carrying the assets.

     The Bank had approximately $1.0 million in loans on June 30, 1996 that were between 31 and 89 days delinquent. All of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate.

     Effective January 1, 1995, the Company and the Bank adopted the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Company identifies loans with weak credit quality characteristics for review under SFAS 114. Certain classified loan are identified as impaired loans under SFAS
114. The table below outlines the recorded investment in impaired loans by loan category at June 30, 1996 and December 31, 1995:

                                            June 30,    December 31
(Dollars in Thousands)                      1996           1995
Commercial and financial                          --     $   307
Real estate construction                     $ 1,950       3,428
Other real estate mortgage                       610       3,891
  Total impaired loans                       $ 2,560     $ 7,626

     As of June 30, 1996 and December 31, 1995, the Company measured the impairment of $2.6 million and $7.3 million, respectively, using the collateral value method. As of June 30, 1996 and December 31, 1995, zero and $307,000 of the impairment was measured using the discounted cash flow method. Total interest income recognized on impaired loans during the first half of 1996 was $44,000 compared to $202,000 for the same period in 1995.


Valuation Allowances

     Allowance for Loan Losses

     The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks including present value of expected cash flows and fair value of real estate collateral. As of June 30, 1996, $597,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $2.6 million. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the six months ended June 30, 1996:

                                                       June 30,
(Dollars in Thousands)                                   1996
Beginning balance of
 allowance for loan losses at December 31, 1995         $ 5,912
  Charge-offs                                              (646)
  Recoveries                                                144
  Provision                                                  --
Ending balance of allowance for loan losses             $ 5,410

     The ratio of allowance for loan loss to total loans was 12.7% as of June 30, 1996 compared to 11.1% as of December 31, 1995. The ratio of the allowance for loan loss to non-accrual loans was 211% as of June 30, 1996 compared to 79% as of December 31, 1995.

     The unallocated portion of the allowance for loan loss totaled $1.9 million at June 30, 1996 compared to $1.2 million at December 31, 1995. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in substandard loans which require a higher allocation of reserves.

     Allowance for Losses on OREO

     The following table summarizes the OREO loss experience of the Bank for the six months ended June 30, 1996:

                                                        June 30
(Dollars in Thousands)                                   1996
Beginning balance of allowance for losses               $ 11,991
  Charge-offs                                             (2,705)
  Provision                                                   --
Ending balance of allowance for losses                   $ 9,286

     The OREO properties are shown net of allowance for losses. The charge-offs related to the sale of specific OREO properties. Based on review of market value information available as of June 30, 1996 and 1995, an additional provision was not required during the first half of 1996 compared to a provision of $500,000 during the same period in 1995. The Bank recorded a net gain of $402,000 on sale of three OREO properties during the first half of 1996 compared to a net gain on sale of $1.9 million on seven OREO properties during the same period in 1995.

     Allowance for Losses on Real Estate Investments

     The following table summarizes the real estate investments loss experience of the Bank for the quarter ended June 30, 1996:

                                                    June 30
(Dollars in Thousands)                                1996
Beginning balance of allowance for losses            $ 1,478
  Charge-off                                            (444)
  Provision                                               --
Ending balance of allowance for losses               $ 1,034

    No provision for loss on real estate investments was required on the one remaining property during the first half of 1996. The
Bank recorded a net gain on sale of real estate investment totaling $53,000 during the first half of 1996.


Deposits

     The Bank had total deposits of $92.1 million at June 30, 1996, compared to $105.7 million at December 31, 1995, a decrease of $13.6 million or 12.9%. The decline was attributed to decreases in private banking customer deposits of $6.2 million, Association Bank Services deposits of $1.5 million, Stock options services activity of $1.0 million, Escrow activities of $600,000, Trust activities of $500,000, and volatile deposits of $3.8 million. A summary of deposits at June 30, 1996 and December 31, 1995 is as follows:

                                             June 30,    December 31,
(Dollars in Thousands)                        1996      1995
Demand deposits                             $ 15,432     $  20,365
NOW                                           19,473        23,762
Money market                                  16,337        16,185
Savings                                        1,522         1,649
  Total deposits with no stated maturity      52,764        61,961
Time deposits:
  Less than $100,000                          34,391        37,296
  $100,000 and greater                         5,013         6,416
  Total time deposits                         39,404        43,712

  Total deposits                            $ 92,168     $ 105,673

     The Bank's deposits from private and business banking totaled $36.9 million, or 39.7% of total deposits, at June 30, 1996, compared to $38.0 million, or 35.9% of total deposits, at December 31, 1995. Deposits acquired through the Association Bank Services function totaled $21.5 million, or 23.1% of total deposits at June 30, 1996, compared to $22.9 million, or 21.7% of total deposits at December 31, 1995. Deposits acquired through the money desk operations totaled $24.1 million, or 25.9% of total deposits at June 30, 1996, compared to $27.8 million, or 26.3% of total deposits at December 31, 1995.

     Concentrations of deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank is required to maintain a volatile liability dependency ratio of not more than 15% which the Bank is in compliance with as of June
30, 1996.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal claims and actions. The Bank has settled or been dismissed from litigation or potential litigation matters which management deems material. Based on information available to the Company and the Bank, and its review of such outstanding claims and litigation to date, management believes the liability relating to such claims and litigation, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.


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



                         The San Francisco Company
                               (Registrant)



Date: August 13, 1996                        /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                             Chief Executive Officer



Date: August 13, 1996                        /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Principal Accounting Officer