Form 10-Q/A
period 1994-09-30
SAN FRANCISCO CO
filed 1996-11-08
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996

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

                    Yes   X              No

The Registrant had 5,765,995 shares of Class A Common Stock outstanding on October 31, 1996.

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                        Page
Part I - Financial Information

Item 1.     Consolidated Statements of Financial Condition
       At September 30, 1996 and December 31, 1995 . . . . . . . . . . .  1

      Consolidated Statements of Operations
       For the Three and Nine Months Ended September 30, 1996 and 1995 .  2

      Consolidated Statements of Changes in Shareholders' Equity
       For the Nine Months Ended September 30, 1996 and 1995 . . . . . .  3

      Consolidated Statements of Cash Flows
       For the Three and Nine Months Ended September 30, 1996 and 1995 .  4

      Notes to Consolidated Financial Statements . . . . . . . . . . . .  5

Item 2.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . .  6


Part II - Other Information

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 16

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . 16

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . 16

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . 16

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . 16

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 16


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                 September 30, 1996 and December 31, 1995
(caption>                                   (Unaudited)
                                             September 30,     December 31,
(Dollars in Thousands Except Per Share Data)      1996              1995
Assets:
Cash and due from banks                         $  2,674         $   4,814
Federal funds sold                                14,300            38,000
 Cash and cash equivalents                        16,974            42,814
Investment securities held-to-maturity, at cost
 (Fair value: $7,060)                              7,142                --
Investment securities available-for-sale,
   at fair value                                  29,404             6,536
Federal Home Loan Bank stock, at par                 660               632

Loans                                             38,154            53,208
Deferred loan fees                                  (210)             (180)
Allowance for loan losses                         (5,545)           (5,912)
 Loans, net                                       32,399            47,116
Other real estate owned, net                       6,251             7,514
Real estate investments, net                          --               236
Premises and equipment, net                        8,204             8,689
Interest receivable                                  514               527
Other assets                                         450               798
   Total Assets                                 $101,998          $114,862

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                   $ 14,102          $ 20,365
Interest bearing deposits                         73,540            85,308
 Total deposits                                   87,642           105,673
Other borrowings                                   2,000                --
Other liabilities and interest payable             1,424             2,309
 Total Liabilities                                91,066           107,982

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
 Series B - Authorized - 437,500 shares;
   Issued and outstanding - 15,869 and
        16,291, respectively                          111              114
   Series D - Authorized - 1,000,000 shares;
   Issued and outstanding - 390,000 and
       215,000, respectively                        7,800            4,300
Common stock (par value $0.01 per share)
 Class A - Authorized - 40,000,000 shares;
   Issued and outstanding - 1996 - 5,765,995
       and 1995 - 5,765,978                            58               58
Additional paid-in capital                         70,271           70,168
Retained deficit                                  (67,193)         (67,801)
Unrealized gain/(loss) on securities
       available-for-sale                            (115)              41
 Total shareholders' equity                        10,932            6,880
   Total Liabilities and Shareholders' Equity    $101,998         $114,862

See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)
                                           Three Months          Nine Months
                                     Ended September 30,  Ended September 30,
(Dollars in Thousands
 Except Per Share Data)                1996       1995      1996        1995
Interest income:
  Loans                             $ 1,005    $ 2,087   $ 3,222     $ 6,744
  Investments                           743        626     2,182       1,622
  Dividends                              11          9        28          36
Total interest income                 1,759      2,722     5,432       8,401
Interest expense:
  Deposits                              747      1,091     2,393       3,258
  Other borrowings                        1         70         2         154
Total interest expense                  748      1,161     2,395       3,410

Net interest income before
  provision for loan losses           1,011      1,561     3,037       4,991
Provision for loan losses                --         --        --         500
Net interest income after
  provision for loan losses           1,011      1,561      3,037      4,491

Non-interest income:
  Service charges and fees               63         78        196        297
  Trust and escrow fees                  50         30        141        191
  Stock option commissions and fees     196        362        866      1,213
  Other income                            2         16          3        217
  Gain on sale of assets, net            (2)        20         (2)        43
Total non-interest income               309        506      1,204      1,961

Non-interest expense:
  Salaries and related benefits         762        843      2,480      3,167
  Occupancy expense, net of
       sublease income                   39        188        216      1,137
  Professional fees                     129        264        379        715
  Corporate insurance premiums           53         90        244        268
  FDIC insurance premiums                91         97        215        361
  Data processing                        80         90        213        403
  Telephone                              25         29         79         94
  Other operating expenses              313         86        636        621
Total operating expenses              1,492      1,687      4,462      6,766
Net (income) expense from
  real estate operations               (203)       219       (566)      (742)
Total non-interest expense            1,289      1,906      3,896      6,024
Income before income taxes               31        161        345        428
Net (refund) provision
  for income taxes                     (272)        37       (262)       116
Net Income                            $ 303     $  124     $  607     $  312

Income per common share:
  Net income                         $ 0.05     $ 0.02     $ 0.10     $ 0.05
  Weighted average shares
       outstanding                5,765,995  5,765,978  5,765,997  5,765,985

See accompanying notes to unaudited consolidated financial statements.


                 The San Francisco Company and Subsidiaries
        Consolidated Statements of Changes in Shareholders' Equity
               Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)

                                                          Unrealized
                                          Employee           Gain/
                                  Add-    Purchase        (Loss) on  Total
(Dollars in Thousands)            itional Retained   and  Securities Share-
                 Preferred Common Paid-in Earnings Option Available- holders'
                     Stock  Stock Capital (Deficit) Plans  for-Sale  Equity
Balances at
 January 1, 1995    $  114   $58  $ 70,168 $(68,137) $(70)  $(4)    $ 2,129

  Proceeds on
   sale of stock     4,300    --        --       --    --     --      4,300
  Appreciation in market
   value of securities
    available-for-sale  --    --        --       --    --     30         30
Net income(nine months) --    --        --      312    --     --        312

Balances at
 September 30, 1995  4,414    58    70,168  (67,824)  (70)    26      6,772

  Net change in
   employee stock
     ownership plans    --    --        --       --    70     --         70
  Appreciation in market
   value of securities
     available-for-sale --    --        --       --    --     15         15
Net income(three months --    --        --       24    --     --         24

Balances at
December 31, 1995    4,414    58    70,168  (67,800)   --     41      6,880

Proceeds from issuance of
  stock and warrants 3,500    --        --       --    --     --      3,500
  Other                 --    --       100       --    --     --        100
Conversion of Series B
 Preferred Stock into
  Class A Common Stock  (3)   --         3       --    --     --         --
Depreciation in market
  value of securities
    available-for-sale  --   --         --       --    --   (156)      (156)
Net income(nine months) --   --         --      607    --     --        607

Balances at
September 30, 1996 $ 7,911 $ 58   $ 70,271 $(67,193) $ --  $(115)   $10,932

See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
          Three and Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)
                                     Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
(Dollars in Thousands)                   1996   1995         1996    1995
Cash Flows from Operating Activities:
Net income                            $  303   $  124      $  607  $    312
Adjustments to reconcile net income
 to net cash
 (used in) provided
   by operating activities:
  Provision for loan losses               --       --          --       500
  Depreciation and amortization expense  145      185         530       387
  Provision for loss on other real
    estate owned and
      real estate investment              --      100          --       653
  Net gain on sale of real estate
      owned and investment              (206)      --        (661)   (1,890)
  Decrease in interest receivable
      and other assets                   344      154         361       751
  Increase (decrease) in interest
      payable and other liabilities       73     (521)       (784)   (1,248)
  (Increase) decrease in deferred
      loan fees                          (17)     (39)         29      (156)
Net cash flows (used in) provided
      by operating activities            642        3          82      (691)

Cash Flows from Investing Activities:
  Proceeds from sale of FHLB Stock        --       --          --       714
  Proceeds from maturities of
   investment securities
      held-to-maturity                   295       --         645     7,859
  Proceeds from maturities of
   investment securities
      available for sale                 169    1,954       4,232     4,163
  Purchase of investment securities
      held to maturity                    --       --      (7,815)       --
  Purchase of investment securities
      available for sale              (4,996)  (2,943)    (27,256)   (5,914)
  Net decrease in loans                4,357    7,953      12,625    35,197
  Recoveries of loans previously
      charged off                        135      568         279     1,316
  (Purchases) sales of premises
      and equipment, net                   6   (3,388)        (44)   (3,528)
  Proceeds from sale of other real
      estate owned                       572       --        3,708    5,385
  Acquisition and capitalized cost
      of other real estate owned         150       (6)         236      395
Net cash (used in) provided by
      investing activities               688    4,138      (13,390)  45,587

Cash Flows from Financing Activities:
  Net decrease in deposits            (4,485) (18,913)     (18,032) (38,654)
  Net (decrease) increase in other
      borrowings                          --       --        2,000   (4,070)
  Net proceeds from issuance of
      preferred stock and warrants     1,000       --        3,500    4,300
Net cash used in financing activities (3,485) (18,913)     (12,532) (38,424)

(Decrease) increase in cash and
      cash equivalents                (2,155) (14,772)     (25,840)   6,472
Cash and cash equivalents at
      beginning of period             19,129   49,891       42,814   28,647
Cash and cash equivalents at
      end of period                 $ 16,974 $ 35,119     $ 16,974 $ 35,119

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                              $  377 $  1,325      $ 2,448 $  3,574
Payment of income taxes                   --       78            3      116

Supplemental Schedule of Noncash
  Investing and Financing Activities:
Net transfer of loans to other
  real estate owned                       --       10        1,378       10

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

  The data as of September 30, 1996, and for the nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1995 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the nine months ending September 30, 1996 are not necessarily indicative of the results to be expected for the entire year of 1996. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-K and amended Form 10-K/A dated April 29, 1996.

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

  The Company recorded net income of $303,000, or $0.05 per Common Share, and $607,000, or $0.10 per Common Share, for the three and nine months ended September 30, 1996, compared to a net income of $124,000, or $0.02 per Common Share and $312,000, or $0.05 per Common Share for the same periods in 1995. The increase in the Company's net income of $295,000 was primarily from reductions in operating costs and Delaware franchise taxes refund received in the third quarter of 1996 (compared to a provisions for tax expense during the same period in 1995), partially offset by declines in net interest income, non-interest income, and net income from real estate operations.

  The Company's total non-interest expenses declined by $2.1 million in the first nine months of 1996 compared to the same period in 1995 primarily as a result of a decline in staff levels, occupancy costs, and professional services.

  At September 30, 1996, total assets were $102.0 million, a decline of $12.9 million, or 11% from $114.9 million at December 31, 1995. Total loans were $38.2 million, a decrease of $15.0 million, or 28% from $53.2 million at December 31, 1995. Total deposits were $87.6 million at September 30, 1996, a decline of $18.1 million, or 17% compared to $105.7 million at December 31, 1995.

  On February 26, 1996, the Company and its majority shareholder entered into an agreement which provides that the majority stockholder will purchase, at a per unit price of $20.00, a total of 225,000 additional shares of Series D Preferred Stock and warrants to purchase 500,000 shares of Series D Preferred Stock at an exercise price of $20.00 per share. The warrants will be exercisable in whole or part at any time after the purchase of the 225,000 shares of Series D Preferred Stock, but in no event later than February
26, 2003.

  Management has estimated that the market value of the 225,000 shares of Series D Preferred Stock is $13.45 per share and that each unit has 2.22 warrants that have a market value of $2.95 per warrant.


Regulatory Directives and Orders

  Federal Reserve Board Written Agreement

  On December 16, 1994, the Company and the FRB entered into a Written Agreement (the "Agreement"). The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

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

  Capital Impairment Orders

  The California Financial Code (the "Financial Code") requires the Superintendent to order any bank whose contributed capital is impaired to correct such impairment within 60 days of the date of his or her order. Under Section 134(b) of the Financial Code, the "contributed capital," defined as all shareholders'equity other than retained earnings, of a bank is deemed to be impaired whenever such bank has deficit retained earnings in an amount exceeding 40% of such contributed capital. Under Section 662 of the Financial Code, the Superintendent has the authority, in his or her discretion, to take certain appropriate regulatory action with respect to a bank having impaired contributed capital, including possible seizure of such bank's assets. A bank that has deficit retained earnings may, subject to the approval of its shareholders and of the Superintendent, readjust its accounts in a quasi-reorganization, which may include eliminating its deficit retained earnings, under Section 663 of the Financial Code. However, a bank that is not able to effect such a quasi-reorganization or otherwise to correct an impairment of its contributed capital within 60 days of an order to do so from the Superintendent must levy and collect an assessment on its common shares pursuant to Section 423 of the California Corporations Code.

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

  As of September 30, 1996, the Bank had contributed capital of $74.5 million and deficit retained earnings of $63.8 million, or approximately 86% of contributed capital, within the meaning of Section 134(b) of the Financial Code. Thus, under Section 134(b) of the Financial Code, the Bank's contributed capital was impaired as of that date in the approximate amount of $34.0 million. The Superintendent issued orders, most recently on August 15, 1996, to the Bank to correct the impairment of its contributed capital within 60 days. In response to the August 15, 1996 order, the Bank notified the SBD in writing that it did not believe it will be in a position to comply with the order within 60 days, and requested the SBD's cooperation as the Company implements its business plan, and as the Company continues to consider the requirements for a quasi-reorganization.

  The Bank's capital impairment may be corrected through earnings, by raising additional capital or by a quasi-reorganization, subject to the approval of the SBD, in which the Bank's deficit retained earnings would be reduced or eliminated by a corresponding reduction in the Bank's contributed capital. As of September 30, 1996, the Bank would have been required to raise $86.0 million in new capital in order to correct its impaired contributed capital (because the ratio of deficit retained earnings to contributed capital may not exceed 40%, $2.50 of new capital must be raised for every dollar of impairment). It is the policy of the Superintendent not to grant a quasi-reorganization unless a Bank can establish that (a) it has adequate capital, (b) the problems that created past losses and the impairment of capital have been corrected and (c) it is currently operating on a profitable basis and will continue to do so in the future.

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

Results of Operations

Net Interest Income

  The Company's net interest income decreased to $3.0 million from $5.0 million in the first nine months of 1996 from the same period in 1995, respectively, a decline of $2.0 million or 40%. The decrease was the result of reductions in interest-earning assets and a decrease in the Bank's interest rate margin. Average interest-earning assets declined by $36.0 million, or 27.7%, and average interest bearing liabilities decreased
$27.0 million, or 25.4%, for the first nine months of 1996 compared to the same period in 1995.

  The average interest rate margin decreased 78 basis points to 4.31% for the first nine months of 1996, from 5.09% for the same period in 1995 primarily as a result of a change in the composition of average interest earning assets from higher yielding loans into lower yielding liquidity investments and a decline in interest rates on loans due to a decrease in prime rate without a corresponding decline in the average cost of funds. The Bank's loan to deposit ratio declined to 44% as of September 30, 1996 from 64% as of September 30, 1995 primarily as a result of the reduction in loans. The cost of funds on the interest bearing liabilities declined 23 basis points to 3.28% for the first nine months of 1996 from 3.51% for the same period in 1995 primarily as a result of increasing volumes of higher costing one to two year term certificates of deposits during the first nine months of 1995.

  The Company's net interest income decreased to $1.0 million from $1.6 million in the quarter ended September 30, 1996 from the same quarter in 1995 a decline of $550,000 or 35.2%. The decrease was the result of reductions in interest-earning assets and by a decrease in the Bank's interest rate margin. Average interest-earning assets declined by $30.2 million, or 24.9%, and average interest bearing liabilities decreased $22.6 million, or 22.8%, for the quarter ended September 30, 1996 compared to the same period in 1995. The average interest rate margin declined 71 basis points from 5.14% for the quarter ended September 30, 1995, to 4.43% for the same period in 1996 primarily as a result of a change in the composition of average interest earning assets from higher yielding loans into lower yielding liquidity investments.

Non-Interest Income

  Non-interest income decreased $757,000 for the first nine months of 1996 to $1.2 million compared to $2.0 million for the same period in 1995.
Stock option and brokerage commissions and fees decreased $348,000, or 28.7% as a result of reduced trading activities by holders of stock options and brokerage customers. The decrease in the Company's service charges and fees of $151,000, or 30.9% was primarily the result of lower deposit transaction volumes and the elimination of the trust department in 1996. The decrease in other income is attributable to the acquisition of BSFBC during the third quarter of 1995 (see Note 2). During the first six months of 1995, the earnings from BSFBC were included in other income.
The acquisition of the minority interest in BSFBC resulted in a reduction of occupancy expense.

   Non-interest income decreased $197,000, for the third quarter of 1996 to $309,000 compared to $506,000 for the same period in 1995. Stock option and brokerage commissions and fees decreased $166,000, or 45.9% as a result of reduced trading activities by holders of stock options and brokerage customers. The increase in the Company's service charges and fees of $5,000, or 4.6% was primarily the result of higher escrow fees. The decrease in other income is attributable to the acquisition of BSFBC during the third quarter of 1995.

Non-Interest Expense

  The Company's operating expenses decreased by $2.3 million, or 34.1% during the first nine months of 1996 compared to the same period in 1995 primarily as a result of a reduction in occupancy costs, staff reductions, reduction in the use and cost of professional services, and, generally, as a result of lower costs related to lower loan and deposit volumes. The reduction in occupancy costs is primarily the result of the acquisition of the minority interest of BSFBC during the third quarter of 1995 which reduced the overall occupancy cost to the Bank, and, secondarily, the result of increased subleasing of unused office space in 1996 compared to 1995.

  The decline in net income from real estate operations is due to lower gains on sale of real estate assets primarily as a result of fewer properties available for sale. In addition, the costs related to holding real estate properties in the first nine months of 1996 compared to the same period in 1995 have declined as a result of lower asset levels.

  The Company's operating expenses decreased by $195,000 during the third quarter of 1996 compared to the same period in 1995 primarily as a result of a reduction in occupancy costs, staff reductions, reduction in the use and cost of professional services, and, generally, as a result of lower costs related to lower loan and deposit volumes as discussed above. Other operating expenses increased $227,000 to $313,000 in 1996 from $86,000 in the same period in 1995 primarily as a result of providing a $200,000 provision for non-recurring expenses.

  The increase in net income from real estate operations of $422,000 to $203,000 for the third quarter of 1996 compared to the same period in 1995 is the result of higher gains on sale of real estate assets and the decline in the cost of holding real estate.


Financial Condition

Liquidity and Capital Resources

  Liquidity

  The Bank's liquid assets, which include cash and short term investments, totaled $17.0 million, or 16.7% of total assets, at September 30, 1996, a decrease of $25.8 million, from $42.8 million, or 37.2% of total assets, at December 31, 1995. The decrease was primarily the result of the purchase of longer duration investment securities totaling $30.0 million.

  As of September 30, 1996, the Bank had pledged loans and securities totaling $8.7 million enabling the Bank to borrow approximately $5.0 million from the Federal Home Loan Bank of San Francisco (FHLB). The
Bank will, from time-to-time, borrow from the FHLB in the normal course of business. The Bank borrowed $2.0 million against this lending facility during the first nine months of 1996. The borrowing was repaid during the fourth quarter of 1996. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

  The Bank has a short-term credit facility at the discount window with the FRB of up to $1.8 million secured by loans and securities totaling $2.3 million.

  The Bank's brokered certificates of deposit declined to zero as of September 30, 1996 from $3.4 million at December 31, 1995. The Bank's money desk deposits decreased $7.2 million to $20.8 million as of September 30, 1996 from $28.0 million at December 31, 1995.

  Capital

  At September 30, 1996, shareholders' equity was $10.9 million, compared to $6.9 million at December 31, 1995, primarily as a result of the $607,000 net income and the capital contribution of $3.5 million from the Company's majority shareholder, partially offset by an unrealized decline in the market value of investment securities available for sale of $115,000 during the first nine months of 1996.

  The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of certain levels of capital and the Bank is under specific capital requirements as a result of the Orders and Capital Order. As of September 30, 1996, the Company and the Bank are in compliance with the all minimum capital ratio requirements including the minimum Leverage ratio of 7% mandated by the Orders. The Bank is not in compliance with the capital requirements as defined by the Capital Impairment Orders (see Capital Impairment Orders). The increase in the Company and Bank's leverage ratio during the first nine months of 1996 was primarily the result of the first nine months income, the reduction in average assets and the capital contribution.

  The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1996:

                                                          Minimum
                                                          Capital
                                 Company      Bank    Requirement
 Leverage ratio                     10.6%     10.4%         4.0%
 Tier 1 risk-based capital          16.7      16.3          4.0
 Total risk-based capital           19.3      18.9          8.0


Investment Activities

 At September 30, 1996, the Company's investment securities, including Fed funds sold, totaled $51.5 million, or 50.5% of total assets, compared to $45.2 million, or 39.3% of total assets, at December 31, 1995. A portion of the investment portfolio is used to manage the Bank's liquidity position. Liquid investments include investment securities with a term to maturity of one year or less including Fed funds. See "Liquidity and Capital Resources" above. The investment portfolio may include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

 At September 30, 1996, investment securities held-to-maturity totaled $7.1 million, compared to zero at December 31, 1995, and are carried at amortized cost. At September 30, 1996, the Company held $29.4 million defined as securities available-for-sale, compared to $6.5 million at December 31, 1995. The increase in investment securities held-to-maturity of $7.1 million and investment securities available for sale of $22.9 million resulted primarily from management's decision to diversify the Bank's investment portfolio to limit the Bank's risks to downward adjustments in short-term interest rates and to increase the yield on its investment portfolio.

 Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of September 30, 1996, the investment securities available for sale have an unrealized loss of $115,000 that is included as a separate component of shareholder's equity to reflect the current market value of these securities.
Management expects to maintain its investment securities portfolio at its existing level but fluctuations will occur depending on loan demands.


Loans

 During the first nine months of 1996, total loans decreased by $15.0 million, from $53.2 million at December 31, 1995 to $38.2 million at September 30, 1996. The reduction resulted primarily from loan repayments. The composition of the Bank's loan portfolio at September 30, 1996 and December 31, 1995 is summarized as follows:


                                   September 30,      December 31,
(Dollars in Thousands)                 1996               1995

Commercial and financial               $ 10,265           $ 16,159
Real estate construction                  3,491              5,661
Real estate mortgage                     24,398             31,388
                                         38,154             53,208
Deferred fees and discounts, net           (210)              (180)
Allowance for possible loan losses       (5,545)            (5,912)
 Total loans, net                       $32,399           $ 47,116


 Classified Assets and Impaired Loans

 Classified assets include non-accrual loans, OREO, real estate investments and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at September 30, 1996 and December 31, 1995:


                                   September 30,      December 31,
(Dollars in Thousands)                  1996                1995

Loans - performing                     $ 11,179           $ 17,800
Non-accrual loans                         2,557              7,511
OREO                                      6,251              7,514
Real estate investments                      --                236
 Total classified assets               $ 19,987           $ 33,061

Total classified assets as a
  percentage of total assets               19.6%               28.8%

 Classified loans decreased by $11.6 million to $13.7 million as of September 30, 1996 compared to $25.3 million at December 31, 1995. The decrease was primarily the result of loan payoffs, transfers to other real estate owned as a result of foreclosure and loan upgrades. As of September 30, 1996 and December 31, 1995, all OREO and real estate investments held for development were adversely classified. As of September 30, 1996, the Bank no longer held any real estate investments for development having sold all such assets.

 Non-performing assets which are included in classified assets are comprised of non-accrual loans and real estate foreclosures. Non-performing assets were $8.8 million, or 22.8% of total loans and OREO at September 30, 1996, down from $15.0 million, or 24.7% of total loans and OREO at the end of 1995. During the first nine months of 1996, the reduction of $6.2 million in non-performing assets was primarily the result of OREO sales of $2.9 million, loans returned to accrual of $1.7 million, charge-offs of $646,000. New loans transferred to non-accrual status totaled $365,000, and $1.4 million in non-accrual loans were paid off.

 There can be no assurance that the Bank will continue to reduce the level of its non-performing assets, not experience losses in attempting to collect the non-performing assets or not experience a deterioration of loans presently not adversely classified. However, the Bank expects that if reductions in non-performing assets continue, the costs incurred for managing and carrying these assets will also decline.

 The Bank had approximately $1.0 million in loans on September 30, 1996 that were between 31 and 89 days delinquent. All of the loans delinquent between 31 and 89 days are secured by first deeds of trust on real estate.

 Effective January 1, 1995, the Company and the Bank adopted the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Company identifies loans with weak credit quality characteristics for review under SFAS 114. Certain classified loan are identified as impaired loans under SFAS 114. The table below outlines the recorded investment in impaired loans by loan category at September 30, 1996 and December 31, 1995:

                                          September 30,     December 31
(Dollars in Thousands)                          1996            1995

Commercial and financial                          --         $   307
Real estate construction                     $ 1,950           3,428
Other real estate mortgage                       607           3,891
 Total impaired loans                        $ 2,557         $ 7,626

 As of September 30, 1996 and December 31, 1995, the Company measured the impairment of loans totaling $2.6 million and $7.3 million, respectively, using the collateral value method. As of September 30, 1996 and December
31, 1995, zero and $307,000 of the impaired loans were measured using the discounted cash flow method. Total interest income recognized on impaired loans during the first nine months of 1996 was $60,000 compared to $202,000 for the same period in 1995.

Valuation Allowances

 Allowance for Loan Losses

 The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

 Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality grading to capture inherent risks including present value of expected cash flows and fair value of real estate collateral. As of September 30, 1996, $596,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $2.6 million. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the nine months ended September 30, 1996:


                                                      September 30,
(Dollars in Thousands)                                       1996
Beginning balance of allowance for loan losses
 at December 31, 1995                                     $ 5,912
  Charge-offs                                                (646)
  Recoveries                                                  279
  Provision                                                    --
Ending balance of allowance for loan losses                $ 5,545

 The ratio of allowance for loan loss to total loans was 14.5% as of September 30, 1996 compared to 11.1% as of December 31, 1995 primarily as a result of a reduction in total loans. The ratio of the allowance for loan loss to non-accrual loans was 217% as of September 30, 1996 compared to 79% as of December 31, 1995.

 The unallocated portion of the allowance for loan loss totaled $2.4 million at September 30, 1996 compared to $1.2 million at December 31, 1995. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in substandard loans which require a higher allocation of reserves.

 Allowance for Losses on OREO

 The following table summarizes the OREO loss experience of the Bank for the nine months ended September 30, 1996:


                                                         September 30
(Dollars in Thousands)                                        1996
Beginning balance of allowance for losses                    $ 11,991
  Charge-offs                                                  (2,755)
  Provision                                                        --
Ending balance of allowance for losses                        $ 9,236

 The OREO properties are shown net of allowance for losses. The charge-offs related to the sale of specific OREO properties. Based on review of market value information available as of September 30, 1996, no additional provision was required during the first nine months of 1996 compared to a provision of $500,000 during the same period in 1995. The Bank recorded a net gain of $576,000 on sale of five OREO properties during the first nine months of 1996 compared to a net gain on sale of $1.9 million on seven OREO properties during the same period in 1995.

 Allowance for Losses on Real Estate Investments

 The following table summarizes the real estate investments loss experience of the Bank for the quarter ended September 30, 1996:

                                                          September 30
(Dollars in Thousands)                                         1996
Beginning balance of allowance for losses                     $ 1,478
  Charge-off                                                   (1,478)
  Provision                                                        --
Ending balance of allowance for losses                        $    --

 No provision for loss on real estate investments was required during the first nine months of 1996. The Bank recorded a net gain on sale of real estate investment totaling $85,000 during the first nine months of 1996.


Deposits

 The Bank had total deposits of $87.6 million at September 30, 1996, compared to $105.7 million at December 31, 1995, a decrease of $18.1 million or 17.1%. The decline was attributed to decreases in private banking customer deposits of $3.0 million, homeowners' association deposits of $3.0 million, brokerage deposit activity of $1.3 million, and volatile deposits (including money desk deposits) of $11.2 million partially offset by an increase in escrow deposits of $852,000. A summary of deposits at September 30, 1996 and December 31, 1995 is as follows:

                                  September 30,       December 31,
(Dollars in Thousands)                   1996              1995
Demand deposits                      $  14,102           $  20,365
NOW                                     18,157              23,762
Money market                            17,262              16,185
Savings                                  1,262               1,649
 Total deposits with no stated maturity 50,783              61,961
Time deposits:
  Less than $100,000                    30,923              37,296
  $100,000 and greater                   5,936               6,416
 Total time deposits                    36,859              43,712

 Total deposits                       $ 87,642           $ 105,673

 The Bank's deposits from private and business banking totaled $35.0 million, or 40.0% of total deposits, at September 30, 1996, compared to $38.0 million, or 35.9% of total deposits, at December 31, 1995. Deposits acquired through the Association Bank Services function totaled $19.9 million, or 22.7% of total deposits at September 30, 1996, compared to $22.9 million, or 21.7% of total deposits at December 31, 1995. Deposits acquired through the money desk operations totaled $20.8 million, or 23.7% of total deposits at September 30, 1996, compared to $28.0 million, or 26.3% of total deposits at December 31, 1995.

 Concentrations of deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank is required to maintain a volatile liability dependency ratio of not more than 15% which the Bank is in compliance with as of September 30, 1996.


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



                         The San Francisco Company
                               (Registrant)



Date: November 7, 1996                 /s/ James E. Gilleran
                                       James E. Gilleran
                                       Chairman of the Board and
                                       Chief Executive Officer



Date: November 7, 1996                 /s/ Keary L. Colwell
                                       Keary L. Colwell
                                       Principal Accounting Officer