Form 10-K
period 1996-12-31
SAN FRANCISCO CO
filed 1997-04-01
CIK 351238

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

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

                    Yes    x                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1997, was $11,510,000 computed by reference to the closing sales price of the Class A
Common Stock as reported by Van Kasper & Company, the sole market maker of such stock.

The Registrant had 28,775,995 shares of Class A Common Stock outstanding on March 21, 1997.

page


                         THE SAN FRANCISCO COMPANY

                      1996 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENT

                                  PART I
                                                           Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . 9

Item 4.   Submission of Matters to a Vote of Security Holders. 9

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .10

Item 6.   Selected Financial Data. . . . . . . . . . . . . . .12

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . .13

Item 8.   Financial Statements and Supplementary Data. . . . .28

Item 9.   Changes in and Disagreements on Accounting and Financial
Disclosures. . . . . . . . . . . . . . . . . . . . . . . . . .55

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant .56

Item 11.  Executive Compensation . . . . . . . . . . . . . . .58

Item 12.  Security Ownership of Certain Beneficial Owners and
Management . . . . . . . . . . . . . . . . . . . . . . . . . .65

Item 13.  Certain Relationships and Related Transactions . . .65

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .67

page

                                 PART I

ITEM 1 - BUSINESS

The Company and the Bank

     The San Francisco Company (the "Company"), a Delaware corporation, is a one-bank holding company registered under the Bank Holding Company Act of 1956, for Bank of San Francisco (the "Bank"), a California state chartered bank organized in 1978 whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), subject to applicable limits. The Company was organized in California in 1981 and reincorporated in Delaware in 1988. The Bank, which the Company acquired through a reorganization in 1982, is the only direct subsidiary of the Company and accounts for over 99% of the consolidated assets of the Company. The Bank delivers its services from its headquarters building, Bank of San Francisco Building, at 550 Montgomery Street (at Clay Street), San Francisco, California 94111, and its phone number is (415) 781-7810. The E-mail address for the Bank's Stock Option Exercise and Discount Brokerage Services department (the "Stock Option Services") is bsftrade@sprynet.com.

     The Company's Class A Common Stock, par value $0.01 per share (the "Common Stock" or "Common Shares"), is sold "over-the-counter". The closing price for the Common Stock on March 21, 1997 was $0.40.

     The Bank currently specializes in providing private banking as well as business banking for individuals, their businesses and other businesses, primarily in the Northern California banking market. See "-- Private and Business Banking." In addition, the Bank provides specialized services related to homeowners associations (see "-- Association Bank Services"), brokerage services (see "-- Stock Option Services") and escrow services (see "--Escrow Services").

     The Bank's primary market area, Northern California, has a highly diversified economic base, including high technology electronic manufacturing, scientific research, real estate construction, retail and wholesale trade and transportation. Much of the diversity in the economic base is attributable to the service sector, including finance, accounting, insurance, communications, law, consulting and tourism. While many of the Bank's loans have been and continue to be collateralized by real estate, and a significant portion of the Bank's clients' net worth has historically consisted of real estate holdings, the Bank's deposit and lending relationships have not been concentrated among borrowers within a specific trade, service or industrial activity.

Private and Business Banking

     Private and Business Banking combines highly personalized service with an array of products to meet the complex needs of its primary clients -- executives, professionals and high net worth or high income individuals, and the private and closely held businesses with which these individuals are associated. The Bank has specialized in private banking since it began operations in 1979.

     The Bank seeks to concentrate on establishing banking relationships with privately and closely held businesses, and their owners and operators whose financial needs require customized banking programs. At December 31, 1996 and 1995, Private and Business Banking customers deposits totaled approximately $36.4 million and $38.0 million, representing approximately 40.0% and 36.0% of the Bank's total deposits, respectively. At December 31, 1996 and 1995, Private and Business Banking customers loans totaled approximately $36.1 million and $39.8 million, representing approximately 82.5% and 74.8% of the Bank's total loans, respectively.

Association Bank Services

     Established in 1987, Association Bank Services (the "ABS") operates throughout California and is a major provider of deposit and financial management services to homeowner and community associations in the State. The Bank offers its ABS customers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services. In addition, the Bank offers lockbox and courier services, expedited deposit processing and special handling of accounts to simplify banking operations. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1996 and 1995, ABS customers deposits totaled approximately $19.9 million and $22.9 million, representing approximately 21.8% and 21.7% of the Bank's total deposits, respectively. At December 31, 1996 and 1995, ABS customers loans totaled approximately $2.4 million and $3.2 million, representing approximately 5.5% and 6.1% of the Bank's total loans, respectively.

page

     The Bank also offers its ABS customers a certificate of deposit placement service (the "CD Placement") designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

     Although a substantial portion of the individual ABS deposit accounts are fully insured and, therefore, could generally be considered stable, a small number of ABS customer account managers control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits. As of December 31, 1996, no one account manager controlled more than 7% of total ABS deposits.

Stock Option Services

     Begun in 1984, Stock Option Services provides a range of discount brokerage services, combined with a program to facilitate the exercise of stock options by employees of publicly held companies.

     The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost.
In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell all or a portion of the stock acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At
December 31, 1996 and 1995, the Bank had total stock option loans outstanding of $1.7 million and $1.2 million, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

     Historically, Stock Option Services has been a substantially self-funding activity with associated deposit balances closely tracking outstanding loan balances. Because Stock Option Services' deposits are primarily non-interest bearing demand deposit accounts, the Bank benefits from them by reducing its cost of funds. Management believes that most of these clients are in industries that continue to present growth opportunities. Accordingly, stock option programs should represent a continuing component of such clients' overall compensation programs. In addition, the Bank is expanding its marketing efforts to diversify its client base to increase revenue and reduce volatility. The Bank is also marketing its discount brokerage services to those clients presently using stock option services.

     Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income of Stock Option Services. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of clients exposes the Bank to the possibility of losing significant non-interest income if it loses some of these clients. Total commission revenue generated by Stock Option Services was $1.2 million, $1.5 million and $1.6 million for 1996, 1995 and 1994, respectively, representing 20.8%, 16.9%, and 15.7% of the Company's gross revenue for the same periods, respectively. The earnings generated by Stock Option Services is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade. Management considers the fee income produced by Stock Option Services to be highly volatile, and there can be no guarantee that income levels from this activity can be maintained at current levels.

Escrow Services

     Begun in 1989, the Corporate Escrow Services Department (the "Escrow") provides non-real estate escrow services, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow services has always made a modest contribution to operating profit and provided deposits to fund other business activities. At December 31, 1996 and 1995, Escrow deposits totaled approximately $10.0 million and $8.0 million, representing approximately 11.0% and 7.6% of the Bank's total deposits, respectively.

page

Trust Services

     The Bank was granted trust powers in late 1989. The trust activities never achieved the size necessary to generate the revenues required to cover its direct costs. As a result the Bank suspended its trust activities during 1996. The Bank plans to consider the resumption of trust activities in the future when the Bank has achieved a net income level sufficient to support the investment required to realize trust fee revenues at a self sustaining level.

Competition

     The banking business in California, and specifically in the market area served by the Bank, is highly competitive. The Bank competes for loans and deposits with other commercial banks, including some of the country's and the world's largest banks, savings and loan associations, finance companies, money market funds, brokerage houses, credit unions, insurance companies, and non-financial institutions. By virtue of their larger amounts of capital, many of the financial institutions with which the Bank competes have significantly greater lending limits than the Bank and perform certain functions, including corporate trust services and international banking services, which are not presently offered directly by the Bank (although such functions may be offered indirectly by the Bank through correspondent institutions).

     The Bank's strategy for meeting its competition has been to concentrate on discrete segments of the market for financial services, particularly small to medium-sized businesses and their owners, professionals, corporate executives, affluent individuals, and homeowners and community associations, by offering specialized and personalized banking and brokerage services to such clients.

     Competitive conditions continue to intensify as legislation is proposed or enacted which has the effect of dissolving historical barriers that limit participation in certain markets, increasing the cost of doing business for banks, or affecting the competitive balance between banks and other financial institutions. Technological and economic factors can also be expected to have an ongoing impact on competitive conditions. It is difficult to predict the impact that these and other changes may have in the future on commercial banking in general or on the business of the Bank in particular.

Correspondent Banks

     The Bank has correspondent relationships with twelve banks for the purpose of check clearing, selling federal funds, buying and selling investment securities, safekeeping of investment securities and related record keeping, stock registration and stock transfer services, and issuance of letters of credit.

Employees

     At December 31, 1996, the Company and the Bank employed 52 persons, consisting of 49 full-time and 3 part-time employees.

Regulatory Agreement and Orders

  Federal Reserve Board Written Agreement

     On December 16, 1994, the Company and the Federal Reserve Bank (the "FRB") entered into a Written Agreement (the "Agreement") that superseded the previous FRB directive dated April 20, 1992. The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

     The Company was also required to submit to the FRB an acceptable written plan to improve and maintain an adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget for the Bank and the consolidated Company, and an acceptable written plan designed to enhance the Board of Directors' supervision of the operations and management of the consolidated organization.

     Management was notified by the FRB at its 1996 examination that the Company is in full compliance with the Agreement.

page

  Cease and Desist Orders

     On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the FDIC and the State Banking Department (the "SBD") that became effective August 29, 1993 (the "Orders Effective Date"). The Orders directed, among other things, that the Bank:
(a) achieve and maintain a 7% leverage capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks (the "Superintendent"); (c) reduce the $88.6 million in assets classified "Substandard" or "Doubtful" as of November 30, 1992 (the date of the then most recent full-scope FDIC and SBD Report of Examination of the Bank), to no more than $40.0 million by September 30, 1994; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer, and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part;
(g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Orders Effective Date ($20.0 million) and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15% by March 31, 1994; (k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and (l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

     As of December 31, 1996, management believes that the Bank is in substantial compliance with the requirements of the Orders. The Bank believes that the findings of the FDIC and SBD most recent examination which commenced on January 28, 1997 will be that the Bank is in substantial compliance with the requirements of the Orders; however, no Report of Examination has been received to date.

  Capital Impairment Orders

     Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued twelve impairment orders to the Bank, with the most recent dated February 14, 1997 (the "Impairment Orders"). At December 31, 1996, the Bank had contributed capital of $74.5 million and deficit retained earnings of $63.5 million.

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

     The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such a quasi-reorganization would only be granted by the SBD upon the Bank demonstrating the ability to sustain profitable operations and meet all of its regulatory capital requirements in the future.

page

     No assurance can be given that the Bank's capital condition will not deteriorate prior to any such quasi-reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or otherwise, the Bank's capital position will not erode through future operating losses. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital" for a discussion regarding the Company's and Bank's present capital condition.

Regulation and Supervision

     Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

     Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress from time to time and is presently pending at this time. The Company cannot determine the ultimate effect that any potential legislation, if enacted, would have upon the financial condition or operations of the Company and the Bank.

  The Company

     The Company, as a bank holding company, is subject to regulation under the U.S. Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with and subject to the supervision of the FRB. It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks and conduct its operations in a safe or sound manner.

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

     The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank is not permitted to condition an extension of credit on a customer obtaining other services provided by it or the Company, or on a promise by the customer not to obtain other services from a competitor of the Bank. The FRB is, however, becoming increasingly receptive to pricing discounts conditioned upon the Bank customer purchasing bundled groups of services. In addition, applicable federal law imposes certain restrictions on transactions between the Bank and its affiliates. As an affiliate of the Bank, the Company is subject, with certain exceptions, to the provisions of federal law imposing limitations on, and requiring collateral for, loans by the Bank to any affiliate.

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

page

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

     The Bank is subject to the California banking laws and to regulation, supervision and periodic examination by the SBD. The California banking laws, among other matters, regulate: (a) the conduct of the banking business, including banking days, banking offices, preservation and disposal of records, borrowing by the bank and pledges of assets; (b) accounts, including types of deposit accounts and claims made thereon; (c) loans, including limitations on obligations to the bank by borrowers in general and by the bank's officers, directors and employees; and (d) mergers, consolidations and conversions of banks, including changes in control of banks.

     California interstate banking and branching law allows the interstate acquisition of whole banks which have been in existence for more than five years and authorizes expanded correspondent bank agency relationships among affiliated and unaffiliated insured banks. This legislation may both increase competition and increase the number of buyers of California banking franchises.

     The Federal Reserve Act and FRB regulations, some of which are applicable to state nonmember banks under regulations of the FDIC, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders; any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder. Loans extended to any such persons must comply with loans-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and following credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

     These regulations also impose restrictions on real estate investments, requiring that undercapitalized banks with subsidiaries holding impermissible equity investments in real estate ceased such activity and divest the subsidiary or the real estate investments owned by the subsidiary. State banks also must obtain the prior consent of the FDIC before making real estate loans other than in compliance with guidelines established for national banks.

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

page

     In response to various business failures in the savings and loan industry and more recently in the banking industry, Congress enacted significant banking legislation entitled Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA primarily addresses the safety and soundness of the deposit insurance fund, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance fund including regulations concerning safety and soundness standards. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies. FDICIA has strengthened FRB regulations regarding insider transactions.

     FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits.

     FDICIA adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution including but not limited to a substantial dissipation of assets or earnings due to an unsafe or unsound practice or any violation of law or regulation, any willful violation of a cease and desist order or concealment of assets or records, the likely inability of the institution to meet obligations in the normal course of business, or having substantially insufficient capital.


     As required by FDICIA, the FDIC adopted a revised risk-based assessment system for deposit insurance premiums which became effective January 1, 1996. Under this system, depository institutions are charged between 0 and 27 basis points for every $100 in insured domestic deposits depending on such institution's capital level and supervisory rating. During 1996, as a part of the Budget Act to recapitalize the Savings Associations Insurance Fund, a surcharge was approved for the Financing Corporations (the "FICO") bonds which were issued to help fund the cost associated with the savings and loan crisis. Effective January 1, 1997, a surcharge will be assessed to repay the FICO bonds. The Bank believes that, in the absence of a change in applicable, it will be assessed an annual FICO surcharge of approximately .013% of average deposits from 1997 through 1999 and .0243% of average deposits from 2000 through 2017.

     Pursuant to the requirements of FDICIA, recent FDIC and FRB regulations provide safety and soundness standards for insured non-member banks and bank holding companies. The Interagency Guidelines for Establishing Standards for Safety and Soundness set out a series of criteria for a financial institution's own policies, procedures, and systems in the areas of internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In addition, criteria are provided as to what may constitute excessive compensation.

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. The policy statement provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the federal banking agencies to take corrective action. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal bank agencies which addressed risk-based capital standards for interest rate risk.

  Capital Adequacy Requirements

     FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized; (b) Adequately Capitalized; (c) Undercapitalized; (d) Significantly Undercapitalized; and (e) Critically Undercapitalized. All insured institutions (i.e., the Bank) are barred from making capital distributions or paying management fees to a controlling person (i.e., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.

     FDICIA also provides that if a well or adequately capitalized or undercapitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, its capital category may be downgraded to achieve a higher level of regulatory scrutiny and prompt corrective action.

page

     Minimum Leverage Ratio. The FRB and the FDIC have established a minimum leverage ratio of 3% Tier 1 capital to total quarterly average assets for companies that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions may be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

     Risk-based Capital Ratio. The FRB and the FDIC have established regulations that require companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.00%. The risk-based capital ratio is calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights as defined by regulation. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

     In certain circumstances, the agencies which regulate financial institutions may determine that the capital ratios for a financial institution must be maintained at levels which are higher than the minimum levels required by the guidelines. A financial institution that does not achieve and maintain the required capital levels may be issued a capital directive by the regulatory authorities to ensure the maintenance of required capital levels.

     The Company and the Bank are in compliance with these capital adequacy requirements. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital" for a discussion regarding the Company's and Bank's present capital condition.

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

page

ITEM 2 - PROPERTIES

     The following table sets forth certain information concerning the Bank's sole real property lease commitment:
                               Square     Expiration of     Renewal
Banking Offices                Footage    Current Lease     Period(s)

550 Montgomery Street          89,000     2010              One option for
                                                            an additional
San Francisco, CA                                           25 years

     The Bank's headquarters at 550 Montgomery Street is an 89,000 square foot historically significant office building on Clay and Montgomery Streets in San Francisco's Financial District. The building serves as the administrative and banking headquarters of the Company and the Bank. The Bank currently subleases or has available for sublease 57,000 square feet.

     During the third quarter of 1995, the Bank acquired all of the outside limited partnership interests in Bank of San Francisco Building Company (the "BSFBC") for a total of $3.3 million. The purchase price in excess of book value of $525,000 is being amortized over the life of the underlying lease, including extensions, through 2035 using the straight line method. Effective January 1, 1997, BSFBC was dissolved, and its assets, including its interest in the lease, and liabilities were assigned to the Bank. The Company's occupancy costs totaled $288,000 in 1996 a decline of $912,000 from $1.2 million in 1995. The Company's occupancy costs declined $921,000 in 1995 from $2.1 million in 1994. The declines were primarily the result of the acquisition of BSFBC in 1995 which enabled the Company to reduce facilities operating costs and increase sublease income.

     The acquisition was accounted for by the purchase method. The Company's consolidated statement of condition and operating results include the operations of BSFBC beginning July 1, 1995. As of that date, the assets included leasehold improvements and leasehold interests totaling $5.5 million and cash equivalent investment securities totaling $1.3 million. The liabilities included other borrowings which were used to finance the acquisition of the leasehold interests in 1986. The borrowings were repaid on October 31, 1995.

     As of December 31, 1996, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $5.3 million, lease interests totaling $1.8 million, premium paid to acquire BSFBC totaling $485,000, and furniture and equipment totaling $446,000.

ITEM 3 - LEGAL PROCEEDINGS

Litigation

     Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. Based upon information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the ultimate liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1996 Annual Meeting (the "Annual Meeting") on December 18, 1996. Several matters were submitted to a vote of security holders at the Annual Meeting. The stockholders elected nine directors, authorized the amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100,000,000, authorized the conversion of the Series D Preferred Stock into Common Stock at a rate of 1 to 59, approved the Amended and Restated 1993 Stock Option Plan and the grant of options pursuant to such plan to certain directors, and ratified the Board of Directors' selection of KPMG Peat Marwick LLP, independent public accountants, as the independent accounting firm for the Company during the fiscal years ending December 31, 1997, 1996 and 1995. See Part III, Item 10 "Directors and Executive Officers of the Registrant".

page

     The following schedule sets forth each matter voted upon at the Annual Meeting and the number of votes casts for, against or withheld including a tabulation with respect to each nominee for director.



Proposal/Nominee         Votes For   Votes Against   Votes Withheld/
                                                     Abstentions
Proposal 1: Election of Directors
  James E. Gilleran      5,505,578              --             1,919
  Gordon B. Swanson      5,505,578              --             1,919
  Peter Foo              5,505,578              --             1,919
  Steven R. Champion        39,452              --         5,078,045
  Kent D. Price          5,504,953              --             2,544
  Nicholas Unkovic       5,505,578              --             1,919
  Jackson Schultz        5,505,578              --             1,919
  Willard D. Sharpe      5,505,578              --             1,919
  Gary Williams          5,505,578              --             1,919
  John McGrath           5,466,126              --             1,919

Proposal 2:  Authorize the
increase of the number
of authorized shares to
100,000,000 and the
conversion of the Series
D Preferred Stock.       5,505,388            1,926              183

Proposal 3:  Approve of
the Amended and Restated
1993 Stock Option Plan
and the grant of options
to certain directors
pursuant to such plan.   5,499,466             7,633             398

Proposal 4:  Ratify the
selection of KPMG Peat
Marwick LLP as the
Company's independent
accounting firm for
1995, 1996, and 1997.    5,507,309                 83            105


                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
 AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is traded over-the-counter. Van Kasper and Company of San Francisco, California is the sole market maker in the Company's Common Stock. Prior to April 12, 1995, the Company's Common Stock was traded on the American Stock Exchange (the "AMEX") under the symbol "SFH". The following table sets forth the high and low closing sale prices for the Common Stock on the AMEX from January 1994 to April 1995, and in the "over-the-counter" market from November 1995 to December 31, 1996.

                                    1996           1995
Quarter                             High    Low    High  Low

First                               $0.35   $0.34 $6.75 $4.50
Second  (through April 12, 1995)     0.35    0.34  4.50  4.50
Third                                0.35    0.34    --    --
Fourth                               0.40    0.35  0.25  0.25

page

     None of the Company's preferred stock was listed on any exchange or traded in any other public market since 1988.

Holders

     As of December 31, 1996, the number of holders of record of the Company's Common Stock and Series B Preferred Shares was 415 and eleven (11) , respectively, which management believes is in each case less than the number of actual beneficial owners because of the number of shares held by known nominees.

Dividends

     The Company is subject to dividend restrictions pursuant to the Agreement, under the Delaware General Corporation Law and regulations, and policies of the FRB. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors suspended the dividend on the Common Shares and the Series B Preferred Shares. The Bank is subject to certain regulatory restrictions regarding payment of dividends to the Company as set forth in the California Financial Code. See "-- Regulatory Agreement and Orders" for a discussion of these restrictions.

page

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company (derived from the audited consolidated financial statements of the Company) at and for the years ended
December 31:

                          1996       1995       1994     1993      1992
(Dollars in Thousands except for per share data)

FINANCIAL CONDITION DATA:
Total assets          $104,001   $114,862    $156,780  $231,021  $319,155
Total loans             43,762     53,208     106,452   149,740   236,076
Total securities
  held-to-maturity       6,943         --       7,859     5,078     3,683
Total securities
  available-for-sale    28,348       6,536      2,211    14,940        --
Total securities
  held-for-sale             --          --         --        --     18,731
Total deposits          91,166     105,673    147,148   210,111    285,685
Other borrowings            --          --      4,070     1,303     15,308
Shareholders' equity    11,064       6,880      2,129    17,455     15,676

OPERATING DATA:
Total interest income  $ 7,242    $ 10,691   $ 12,651 $  18,155   $ 23,885
Total interest expense   3,127       4,415      4,863     7,420     11,295
Net interest income      4,115       6,276      7,788    10,735     12,590
Provision for loan losses   --         500      3,799     3,554      9,828
Net interest income after
  provision for
    loan losses          4,115       5,776      3,989     7,181      2,762
Total non-interest
  income                 1,657       2,521      2,135     4,497      4,368
Total non-interest
  expense                5,328       7,808     39,018    21,764     29,697
Income (loss) before
  taxes                    444         489    (32,894)  (10,086)   (22,567)
Provision (benefit) for
  income taxes            (258)        153        142       169       (390)
Net income (loss)     $    702    $    336   $(33,036) $(10,255)  $(22,177)

OTHER DATA:
Return on average assets   0.7%        0.3%     (16.8)%    (3.5)%     (6.2)%
Return on average equity   7.9         6.8     (183.0)    (57.5)    (153.0)
Average equity to
  average assets           8.3         3.7        9.2       6.1        4.1
Equity to assets at
  period end              10.6         6.0        1.4       7.6        4.9
Interest rate spread
  for period               3.7         4.3        5.0       4.4        4.6
Net interest margin        4.4         5.0        5.1       4.6        4.5
Non-performing assets
  to total assets          8.2        13.1       12.8      18.8       16.8
Average interest-earning
assets to average interest-
bearing liabilities      119.3        121.5     105.1     103.5       96.6
Non-interest expenses
to average assets          5.0          6.0      19.8       7.6        8.9
Net interest income,
  after provision for loan
    losses, to non-interest
       expense            77.3         72.2      10.2      32.4        9.2
Net loan charge-offs as
  a percent of
    average loans          0.6          1.4       4.4       2.0        3.9
Allowance for loan losses
  as a percent of loans   12.9         11.1       6.2       5.4        3.6

PER SHARE DATA:
Common shares outstanding,
end of period       28,775,995    5,765,978 5,766,008   444,990    445,100
Preferred shares outstanding,
end of period           15,869      231,291    16,291   916,591    316,591

Common Shares:
Book value per
  common share           $0.38        $0.43     $0.37    $(1.60)    $21.60
Income (loss) per
weighted average common share
 Primary                  0.12         0.05    (10.73)   (23.00)    (83.60)
 Fully diluted            0.03         0.03    (10.73)   (23.00)    (83.60)

page

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion relates to information about the financial condition and results of operations of the Company and the Bank that might not otherwise be apparent from a review of the financial statements contained under ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties including, but not limited to, those described in this discussion and analysis, as well as those described in ITEM 1
- BUSINESS section of this report that could cause actual results to differ.

     The Company recorded net income of $702,000 for the year ended December 31, 1996, following net income of $336,000 in 1995 and a net loss of $33.0 million in 1994. The net income in 1996 and 1995 resulted primarily from the sale of problem assets. As the Bank continues to reduce its problem assets, the related expenses and income are expected to decline. The net losses in 1994 were principally due to the high level of the provision for loan and real estate owned losses, and declines in net interest income. In addition, in 1994, the Company's non-interest expense reached extremely high levels at 263.9% of total revenues.


Results of Operations - Years Ended December 31, 1996, 1995 and 1994

     Net Interest Income

     One of the fundamental measures of the Bank's results of operations is net interest income. Net interest income is the difference between the combined yield earned on interest earning assets and the combined rate paid on interest bearing liabilities.

page

     The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1996. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.

                  1996                1995                   1994
       Average Income/ Yield/  Average Income/ Yield/  Average Income/ Yield/
       Balance Expense Rate    Balance Expense Rate    Balance Expense  Rate

Assets
Interest-earning assets:
  Federal funds and time deposits

      $ 22,452  $1,248  5.6  $ 35,184  $1,790   5.1%   $17,326  $  740   4.3%

Investment securities

        29,128   1,752  6.0     7,786     449   5.8     14,539     653   4.5

Loans, net (1)

        42,012   4,242 10.1    81,080   8,452  10.4    120,991  11,258   9.3

Total earning assets

        93,592   7,242  7.7   124,050  10,691   8.6    152,857  12,651   8.3

Non-interest earning assets

        13,365                  7,688                   43,761

Total assets

      $106,957               $131,738                 $196,618

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposits

       $78,403  $3,124  4.0%  $100,357   4,244  4.2% $142,775   4,694   3.3%

Other borrowings

            38       3  7.9%     1,752     171  9.8%    2,710     169   6.5%

Total interest-bearing liabilities

        78,441   3,127  4.0%   102,109   4,415  4.3%  145,485   4,863   3.3%

Non-interest bearing liabilities

        19,660                  24,699                 33,079

Stockholders' equity

         8,856                   4,930                 18,054

Total liabilities and
    stockholders' equity

       $106,957               $131,738               $196,618

Net interest income

                $4,115                  $6,276                 $7,788

Primary interest rate spread

                        3.7%                     4.3%                   5.0%

Margin as a percent of earning assets:

  Interest income       7.7%                     8.6%                   8.3%

  Interest expense      3.3                      3.6                    3.2

Net interest margin     4.4%                     5.0%                   5.1%

(1) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent to which cash payments have been received and full principal repayment is probable.

     Net interest income is dependent on the average balances of interest earning assets and interest bearing liabilities and the rates earned on interest sensitive assets and the rates paid on interest sensitive liabilities. See "Asset Liability Management" for more discussion of the management of net interest income.

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

page

                           1996 versus 1995         1995 versus 1994
(Dollars in Thousands)     Rate   Volume    Net       Rate   Volume     Net

Interest-earning assets:
  Federal funds and
      time deposits       $ 113  $ (655) $ (542)     $ 164  $  886  $  1,050
Investment securities        24   1,279   1,303        154    (358)     (204)
  Loans, net               (273) (3,937) (4,210)     1,235  (4,041)   (2,806)
Total interest-
      earning assets       (136) (3,313) (3,449)     1,553  (3,513)   (1,960)

Interest-bearing liabilities:

Interest-
    bearing deposits     (1,024)    (96) (1,120)     1,147  (1,598)     (451)
Other borrowings           (102)    (66)   (168)        76     (73)        3
  Total interest bearing
      liabilities        (1,126)   (162) (1,288)     1,223  (1,671)     (448)

Change in net
   interest income      $   990 $(3,151) $(2,161)     $330 $(1,842)   $(1,512)

     The Company's interest income decreased during the three year period ended December 31, 1996, due mainly to a 65.3% decrease in average loans during that same period. The decrease in the loan portfolio primarily resulted from a decision to reduce the size of the Company's assets through the non-renewal of loans to comply with regulatory capital requirements. The weighted average yield on loans decreased in 1996 compared to 1995 as a result of a reduction in the Bank's prime rate from an average prime rate of 8.8% in 1995 to an average 8.3% during 1996. During 1994, the Bank's average prime rate was 7.1%.

     Interest income and dividends on Federal funds sold and investment securities was $3.0 million in 1996 compared to $2.2 million in 1995. Average portfolio balances were $51.6 million in 1996 compared to $43.0 million in 1995 and average portfolio yields were 5.8% in 1996 compared to 5.2% in 1995. Interest income on investment securities was $1.4 million in 1994. In 1994, the average portfolio balance was $31.9 million and average portfolio yield was 4.4%. The higher average yields in 1996 reflect the overall increase in market interest rates and the higher average yield realized from reinvestment as a result of a more diversified investment portfolio.

     Interest expense for 1996 was $3.1 million, a decrease of $1.3 million, or 29.2%, from $4.4 million in 1995. The decrease was primarily attributable to a decrease in average interest bearing liabilities of $23.7 million to $78.4 million, or 23.2%, as compared to 1995 and a decline in the cost of funds of 30 basis points as a result of a lower interest rate environment in 1996 compared to 1995. The average cost of deposits and borrowings for 1996 was 4.0% as compared to 4.3% for 1995. Interest expense for 1995 was $4.4 million, a decrease of $448,000, or 9.2% during 1995, as compared to 1994. This decrease was primarily attributable to a decrease in average interest bearing liabilities of $43.4 million to $102.1 million, or 29.8%, as compared to 1994. The average cost of deposits and borrowings for 1995 was 4.3% as compared to 3.3% for 1994 which reflected the rising interest rate environment.

  Provision for Loan Losses

     During 1996, 1995, and 1994, the Bank provided zero, $500,000, and $3.8 million, respectively, to its allowance for loan losses. The decrease in the loan loss provision in 1996 as a percentage of average loans to zero from 0.6% in 1995 was the result of the lower level of charge-offs required in 1996 compared to 1995, and reflects management's assessment that the loan loss allowance adequately provides for the risk in the Bank's loan portfolio. The loan loss provision declined in 1995 as a percentage of average loans to 0.6% from 3.1% in 1994 as a result of the lower level of charge-offs required in 1995 compared to 1994. The Company's loan loss provisions were for loan loss reserves allocated to specific classified and non-performing loans. See "-- Allowance for Loan Losses" herein.

page

  Non-Interest Income

     Non-interest income decreased $864,000 or 34.3% in 1996 as compared to 1995, primarily as a result of lower commissions on stock option transactions of $285,000 in 1996 due to a lower volume of stock option exercises, a gain on sale of other assets in 1995 of $183,000 compared to a loss on sale of $2,000 in 1996, and income from BSFBC of $48,000 for the first half of 1995 whereas in 1996 BSFBC is accounted for on a consolidated basis.

     Non-interest income increased $386,000 or 18.1% in 1995 as compared to 1994, primarily as a result of a gain on sale of other assets in 1995 of $183,000 compared to a loss on sale of $257,000 in 1994, and income from BSFBC of $48,000 in 1995 compared to an operating loss from results of operations of BSFBC of $264,000 in 1994.

     The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                           1996    1995       1994

  Stock option commissions and fees            $1,201  $1,486     $1,562
  Service charges and fees                        444     629        799
Other income                                       14     175        295
  Results of operations from limited partnership   --      48       (264)
  Loss on sale of investment securities, net       --      --       (279)
  Gain/(loss) on sale of assets, net               (2)     183         22
  Total non-interest income                    $1,657   $2,521     $2,135

  Non-Interest Expense

     For the year ended December 31, 1996, non-interest expenses decreased $2.5 million, or 31.8%, from the year ended December 31, 1995. The reduction was attributed primarily to lower compensation related expenses and lower occupancy costs. Generally, all expenses declined in 1996 compared to 1995 as a result of the lower level of problem assets and lower volumes of deposits and loans requiring less administrative support and related costs.

     For the year ended December 31, 1995, non-interest expenses decreased $31.2 million, or 80.0%, from the year ended December 31, 1994. The reduction was attributed primarily to a lower level of costs related to asset and credit quality, lower compensation related expenses, and lower level of legal and consulting costs related to the Company's loan collection and recapitalization efforts.

     The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                        1996   1995     1994

  Salaries and related benefits             $3,252 $4,279   $7,330
  Professional fees                            499    876    3,071
  Equipment expense                            345    417      564
  Insurance premiums                           319    374      189
  Data processing                              304    526      439
  Occupancy expense                            288  1,200    2,121
  FDIC insurance premiums                      204    457      633
  Litigation settlement and reserve            200   (158)   3,601
  Telephone                                    104    116      155
  Marketing                                     58     86      369
  Other operating expenses                     248    559    1,419
  Total operating expenses                   5,821  8,732   19,891
  Net (income)cost of real estate operations  (493)  (924)  19,127
  Total non-interest expense                $5,328 $7,808  $39,018

page

     The decrease in compensation related expenses of $1.0 million in 1996 to $3.3 million, or 24.0%, compared to 1995 and the decrease of $3.0 million in 1995 to $4.3 million, or 41.6% from the 1994 level, resulted from lower staffing levels, lower severance costs, and lower incentive compensation paid. The compensation expense included performance-based incentives of $17,000, $5,000, and $755,000 for 1996, 1995 and 1994, respectively.

     The Company's expenses for professional services were $499,000 in 1996 compared to $876,000 in 1995, a reduction of $377,000, or 43%, and the reduction in 1995 compared to 1994 was $2.2 million or 71%. The Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses declined in 1996 from 1995 and in 1995 from 1994 primarily as a result of a lower level of professional services required to manage problem assets, the reduction in litigation matters, lower costs related to the analysis and preliminary activities required to establish various international business strategies, and the reduction in activities related to regulatory concerns and recapitalization.

     The Company's occupancy costs totaled $288,000 in 1996 a decline of $912,000 from $1.2 million in 1995. The Company's occupancy costs declined $921,000 in 1995 from $2.1 million in 1994. The declines were primarily the result of the acquisition of BSFBC in 1995 which enabled the Company to reduce facilities operating costs and increase sublease income.

     The decline in other operating costs of $311,000 in 1996 to $248,000 and the decline of $860,000 in 1995 from $1.4 million in 1994 resulted primarily from cost reduction initiatives in miscellaneous expenses and customer service related expenses.

     Net income from real estate operations declined by $431,000 to $493,000 in 1996 compared to $924,000 in 1995 as a result of lower gains on sale of problem assets of $1.5 million. As the Bank continues to decrease its other real estate owned, gains are expected to continue to decline. The improvement in the net income(cost) of real estate operations in 1995 compared to 1994 of $20.1 million resulted from the decline in the real estate owned portfolio, a lower level of provisions required to write the properties down to market value, and gain on sale of real estate owned.

     In 1996, the Bank did not record any loss provisions on other real estate owned properties compared to a loss provision totaling $87,000 in 1995 and compared to $16.5 million in 1994. In addition to the provisions, the Bank recognized a loss on sale of $18,000 on other real estate owned property in 1996 compared to no losses on sale real estate owned properties in 1995 and compared to losses of $73,300 in 1994. The Bank recognized recoveries and gains on sale of other real estate owned totaling $576,000 in 1996, compared to $2.1 million in 1995 and $253,000 in 1994. Gains and losses are netted in the accompanying income statement.

     The Bank recorded gains on sale of its remaining real estate investment properties of $85,000 in 1996. As of December 31, 1996, the Bank does not own any real estate investment properties. The Bank recorded a loss provision of $419,000 in 1995 for real estate investment properties compared to a loss provision of $513,500 in 1994. The Bank did not recognize a gain or loss on sale in 1995 compared to a gain on sale of real estate investments totaling $10,000 in 1994 on one property.


  Provision for Income Taxes

     The income tax benefit was $258,000 for 1996 compared to a provision of $153,000 in 1995, which resulted in a reduction in tax expense of $411,000. The reduction resulted from utilizing an acceptable alternative method of calculating the Company's Delaware franchise tax which resulted in a refund of the 1994 and 1995 franchise taxes of $270,000 and a reduction in current period taxes of $141,000. The Company did not have any Federal or California income taxes in 1995 and 1996 as a result of tax operating loss carryforwards from losses in previous years. The effective tax rates for the years ended December 31, 1996, 1995 and 1994, were (58.1)%, 31.3% and 0.4%, respectively. For each of the years ended December 31, 1996, 1995 and 1994, the federal statutory tax rate applicable to the Company was 34%. The actual benefit rate of the tax loss carryforwards may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $56.0 million which begin expiring in 2007, and for California tax purposes of approximately $46.8 million, which begin expiring in 1997 through 2002. As of December 31, 1996, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and other tax credits of approximately $276,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

page

Financial Condition

  Total Assets

     The Company's total assets were $104.0 million as of December 31, 1996 a decline of 9.5% compared to $114.9 million at December 31, 1995 and compared to $156.8 million at December 31, 1994. During 1996, the Company achieved its goal of reducing total assets and significantly reducing problem assets. In 1995 and 1996, management's strategy was to pursue an aggressive loan work-out program to reduce the level of the real estate related and other problem loans. In 1996, management also began to implement a strategy to rebuild the Bank's loan portfolio.

  Liquidity

     Liquidity is the Bank's ability to meet the present and future needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally increases or decreases as a result of fluctuations in the Bank's loans and other assets, and deposits. The Bank maintains liquid assets of cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1996, the Company's cash and cash equivalents were $15.6 million or 17.1% of total deposits and 94.5% of non-interest bearing deposits. At December 31, 1995, the Company's cash and cash equivalents were $42.8 million or 40.5% of total deposits and 209.8% of non-interest bearing deposits.

     In 1996 and 1995, the Company's principal source of liquidity had been repayment of loans and new capital from the issuance of its capital stock. Generally, the Bank has various sources of liquidity including core deposits, money desk deposits, other borrowings, sale of securities, loan participations and sales, loan repayments, and the sale of problem assets. The Bank's access to some of these sources of liquidity may be limited as a result of the contractual maturities of performing loans, and/or the inability of borrowers to repay loans according to the contractual terms.

  Investment Activities

     The Company adopted the Statement of Financial Accounting Standards (the "SFAS") No. 115, "Accounting for Certain Investments in Debt & Equity Securities" which requires that all securities be classified, at acquisition, into one of three categories: held-to-maturity securities, trading securities, and available-for-sale securities. The Bank determines the classification of all securities at the time of acquisition. In classifying securities as being held-to-maturity, trading, or available-for-sale, the Bank considers its collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors in determining its intent and ability to hold the securities to maturity.

     Investment securities held-to-maturity may include United States Treasury and Federal agency securities, investments in certificates of deposit, and mortgage-backed securities. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of 43 months at December 31, 1996 and are carried at amortized cost. At December 31, 1996, the investment securities held-to-maturity portfolio includes $6.9 million in fixed rate balloon mortgage-backed security investments. The Bank did not hold any investments held-to-maturity as of December 31, 1995.

     Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, mortgage-backed securities, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1996 and 1995, the Bank held $28.3 million and $6.5 million as investments available-for-sale, respectively. At December 31, 1996, $77,000 was charged against equity, and at December 31, 1995, $41,000 was shown as an increase in equity to reflect the net market value adjustment to the securities available-for-sale.

     The tables below sets forth certain information regarding the carrying value and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1996:

                            Available for Sale
                                                                 Total
                            Within    One to       Mortgage-    Investment
                            One Year  Five Years   backed        Securities
(Dollars in Thousands)
U.S. Treasury                 $1,003          --          --         $1,003
   Average yield                 6.1%         --          --            6.1%
Agency securities             $1,000     $21,575          --        $22,575
  Average yield                  5.4%        6.0%         --            5.9%

Mortgage-backed securities        --          --      $4,770         $4,770
  Average yield                   --          --         6.8%           6.8%
Total                         $2,003     $21,575      $4,770        $28,348
  Average yield                  5.8%        6.0%        6.8%           6.1%


                             Held to Maturity
                                                    Total
                                     One to         Investment
                                     Five Years     Securities
(Dollars in Thousands)
Mortgage-backed securities               $6,943         $6,943
  Average yield                             6.5%           6.5%

     The Bank held $4.7 million in adjustable rate mortgage-backed securities that had a final maturity of more than five years as of December 31, 1996. As of December 31, 1996, the Bank held 6,698 shares of stock in the Federal Home Loan Bank of San Francisco (the "FHLB") as a membership requirement with a carrying and market value of $670,000. The FHLB stock has no term to maturity. As of December 31, 1996 and 1995, the Company and the Bank had no derivative financial instruments.

  Loans

     The Bank's primary lending activities are in commercial and financial loans made primarily to individuals and businesses in the San Francisco bay area and, to some extent, in the Sacramento metropolitan area. The Bank also enters into loan participations agreements with other bank's in Northern California and has begun a program of lending pursuant to the Small Business Administration's 504 Certified Development Company Program (the "SBA 504 Program"). The Bank has and may continue to provide financing to qualifying borrowers for the sale of other real estate owned. The Bank also provides financing for the exercise of employee stock options. The Bank offers credit ranging from $100,000 to $3.5 million depending on the loan characteristics such as type, collateral, and terms.

     At December 31, 1996 and 1995, the Bank had net loans out-standing of $37.9 million and $47.1 million, respectively, which represented approximately 41.6% and 44.6% of the Bank's total deposits at those dates and approximately 36.4% and 41.0% of the total assets of the Company. During 1996, the Bank originated $22.0 million of new loans, compared with $32.3 million of new loans during 1995. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity, market interest rates, funds availability, and governmental regulations, and have been subject to competitive pressures. Approximately 76.2% of the Bank's performing loans have interest rates that either adjust with the Bank's prime rate or mature within 90 days.

page

     In its lending operations, the Bank continues to take steps to strengthen its credit management practices and to improve the overall quality of the loan portfolio. Such steps include instituting more stringent underwriting standards and emphasizing lending to small businesses, corporations and individuals for cash flow, inventory funding and other investments. As a result of the desire to reduce concentrations of high risk real estate loans, the Bank has substantially eliminated its origination of land acquisition and development loans other than lending pursuant to the SBA 504 Program.

     Real Estate Secured Loans The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition or re-financing of real property securing the loan.
The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrowers' cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. The Bank's real estate secured loans typically bear a floating rate of interest based on the prime rate, but the Bank will consider and has made fixed rate loans.

     Included in real estate secured loans are the SBA 540 Program loans. Generally, the SBA 540 Program provides an SBA-backed debenture for long-term (up to 20 years), permanent, fixed-rate financing for real estate acquisition and development with a maximum project cost of $2.5 million. The financing of an SBA 504 Program project includes a private-sector senior loan for up to 50% of the value of the project, a junior lien to a maximum of 40% of the value of the project which is guaranteed by the SBA, and the borrower providing 10% equity. The Bank's SBA 504 Program loans include construction and permanent financing. The Bank provides the financing during the construction of the project where the borrower has qualified for permanent financing under the SBA 504 Program. The Bank provides the permanent financing when construction is complete by providing the private-sector senior loan for up to 50% of the value of the project.

     Loans collateralized by real estate represent the Bank's largest loan concentration. As of December 31, 1996 and 1995, approximately 64.0% and 70.0%, respectively, of the Bank's total loan portfolio was secured by real estate. The Bank mitigates concentration risk by diversifying the type of real estate. The largest concentration of real estate loans is collateralized by commercial real estate which is 37.2% of total loans. The largest real estate secured loan was approximately 3.8% of total assets as of December 31, 1996. As of December 31, 1996, the Bank's real estate loan portfolio consists primarily of loans with principal amounts of between $100,000 and $4.0 million and generally have terms of between one and ten years.

     Secured Commercial and Financial Loans. The Bank offers a variety of commercial and financial lending services including revolving lines of credit, working capital loans, homeowners' association loans, and letters of credit. In addition, the Bank may purchase participations in agricultural loans. These loans are typically secured by cash deposits, accounts receivable, homeowners' association due assessments, equipment, inventories, agricultural crop production, investments, and securities. In underwriting commercial and financial loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower or borrowers and the value of the collateral. The Bank's commercial and financial loans typically bear a floating rate of interest based on the prime rate. The Bank's commercial and financial loans are primarily in principal amounts of at least $100,000 and generally have terms of one year or less.

     As of December 31, 1996 and 1995, the Bank had secured commercial and financial loans outstanding of $6.2 million and $7.4 million constituting approximately 14.2% and 13.9% of the Bank's total loan portfolio, respectively. As of December 31, 1996, approximately 44.9% of the Bank's gross secured commercial and financial loans were scheduled to mature within one year. As of December 31, 1996, the largest secured commercial and financial loan accounted for approximately 1.0% of the Bank's total assets.

     Unsecured Loans. The Bank offers a variety of unsecured loans including commercial and financial loans and loans to individuals. The purpose of unsecured loans includes revolving lines of credit for personal investing or cash flow management, home or business improvements, working capital loans, and letters of credit. In underwriting unsecured loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower. The Bank's unsecured loans typically bear a floating rate of interest based on the prime rate. The Bank's unsecured loans are primarily in prin-cipal amounts of at least $100,000 and generally have terms of one year or less.

page

     As of December 31, 1996 and 1995, the Bank's unsecured loans totaled $7.8 million and $7.6 million and were 17.8% and 14.3%, respectively, of the Bank's total loan portfolio. The Bank's largest unsecured loan accounted for approximately 2.3% of total assets as of December 31, 1996.

     Other Loans. The Bank offers a variety of other loans a majority of which are stock option loans. These loans typically bear a floating rate of interest based on the prime rate and have a term of less than 30 days. See "-- Stock Option Services." As of December 31, 1996 and 1995, the Bank's other loans totaled $1.7 million and $1.2 million and were 3.9% and 2.2%, respectively, of the Bank's total loan portfolio.

     Lending Policies and Procedures The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan and Investment Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital and reserves on secured loans and to 15% of capital and reserves on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. Of the $22.0 million in loans originated and participations purchased during 1996, a total of $14.1 million exceeded $1.0 million each. Generally, any new or renewed loan for over $500,000 requires the approval of the Loan and Investment Committee of the Board and any new or renewed loan under $500,000 can be approved by senior management.

     The Bank assesses the lending risks, economic conditions and other relevant factors related to the quality of the Bank's loan portfolio in order to identify possible credit quality risks. The Bank has engaged a third party professional firm to perform certain agreed upon procedures relating to credit quality and loan classification. These credit review consultants review a sample of loans periodically and report the results of their findings to the Audit Committee of the Bank's Board of Directors. Results of reviews by the credit review consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management in determining the level of the allowance for loan losses.

     The Bank may restructure loans as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Restructures are executed only when the Bank expects to realize more from a restructured loan than from allowing the loan to be foreclosed or pursuing other forms of collection.

     When a borrower fails to make a required payment on a loan, the loan is categorized as delinquent. If the delinquency is not cured, workout procedures are generally commenced. If workout proceedings are not successful, collection procedures, which may include collection demands, negotiated restructures, foreclosures and suits for collection, are initiated. In general, loans are placed on non-accrual status after being contractually delinquent for more than 90 days, or earlier if management believes full collection of future principal and interest on a timely basis is unlikely. When a loan is placed on non-accrual status, all interest accrued but not received is charged against interest income. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are categorized as performing non-accrual loans and are reflected in non-performing assets. Interest received on such loans is recognized as interest income when received. A non-accrual loan is restored to an accrual basis when principal and interest payments are paid current and full payment of principal and interest is probable. Loans that are well secured and in the process of collection remain on accrual status.

     Generally, the Bank's method of analyzing the adequacy of its allowance for loan losses is based on the evaluation of fair value of the underlying collateral, known risks, trends, and other factors. The fair value of the underlying collateral is based on current market conditions, appraisals, and estimated sales values of similar properties, less an estimated discount for selling and other expenses. In addition, the Bank establishes a specific loss allowance based on the asset classification and credit quality grade. This specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The Bank continues to refine the allowance methodology to ensure that all known risks, trends, and facts are utilized in determining the adequacy of the allowance for loan losses.

page

     The Bank charges current earnings with provisions for estimated losses on loans receivable and other real estate owned. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors. See "Valuation Allowances."

  Composition of Loan Portfolio The composition of the Bank's loan portfolio at December 31 is summarized as follows:

                                                At December 31,
(Dollars in Thousands)                1996    1995    1994     1993     1992

Real estate mortgage               $28,022 $37,049 $71,153 $ 96,426 $127,758
Secured commercial and financial     6,229   7,379  20,906   31,457   49,238
Unsecured                            7,800   7,604  12,052   20,109   32,910
Other                                1,711   1,176   2,341    1,749   26,170
                                    43,762  53,208 106,452  149,740  236,076
Deferred fees and discounts, net      (190)   (180)   (388)    (550)    (863)
Allowance for possible loan losses  (5,663) (5,912) (6,576)  (8,050)  (8,400)
Total loans, net                   $37,909 $47,116 $99,488 $141,140 $226,813

     The following table presents the loan portfolio at December
31, 1996 based upon various contractually scheduled principal payments allocated into maturity categories. This table does not reflect anticipated prepayment of loans.

                                          One to   After
                                  Within    Five    Five
(Dollars in Thousands)          One Year   Years   Years   Total

Real estate mortgage             $ 8,185 $13,731  $6,106 $28,022
Secured commercial and financial   3,414   2,761      54   6,229
Unsecured                          4,707   3,093      --   7,800
Other                              1,711      --      --   1,711
  Total loans                    $18,017 $19,585  $6,160 $43,762

     Loans due in one year or more include $9.3 million with fixed interest rates and $16.4 million with floating or adjustable rates based on prime rate.

  Problem Assets   The Bank monitors the credit quality of its
assets by periodically reviewing market conditions, reviewing borrower performance trends, obtaining updated financial and appraisal information, and by inspecting the collateral, if any, using defined grading standards. The Bank categorizes the assets into credit quality grades based on risk characteristics resulting in certain assets receiving adverse grades. Assets that are assigned a grade or rating of "substandard" or "doubtful" are identified as Problem Assets. Assets assigned a grade or rating of "Loss" are immediately charged or written off. Problem Assets include non-performing assets such as non-accrual loans, real estate investment (the "REI"), other real estate owned (the "OREO"), and performing loans that exhibit certain credit quality weaknesses.

     Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". A loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1996, the Company measured the impairment of all impaired loans using the collateral value method. Total interest recognized on impaired loans during 1996 was $170,000 and the related allowance for loan losses totaled $717,000 at December 31, 1996.

     Real estate acquired through foreclosure is recorded at fair value at the time of transfer to OREO. The Bank periodically obtains either an appraisal or market valuation analysis on all OREO. If the valuation analysis indicates a decline in the market value of the property, a specific loss allowance is established. The Bank provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, net of an estimated discount for selling and other expenses.

page

     In 1996, the Bank reduced its non-performing asset portfolio by $6.8 million, from $15.3 million to $8.5 million, through resolutions, asset sales, charge offs and improvements in loan quality. Of the $8.5 million of non-performing assets in the Bank's portfolio at December 31, 1996, properties classified by the Bank as OREO comprised 60.0% of the total value of the non-performing asset portfolio and 40.0% was held on a non-accrual basis. Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses that might result from the Bank's current strategies to resolve the non-performing assets.

  The table below outlines the Bank's classified assets as of December 31:


(Dollars in Thousands)              1996     1995     1994     1993     1992

Non-accrual loans               $  3,400  $ 7,511 $  9,377 $ 11,086 $ 17,811
Other real estate owned, net       5,133    7,514   10,021   32,372   35,457
Real estate investment, net           --      236      682    1,468    1,891
  Total non-performing assets      8,533   15,261   20,080   44,926   55,159

Loans - performing                10,391   17,800   15,580   11,847   34,394
  Total classified assets       $ 18,924  $33,061 $ 35,660 $ 56,773 $ 89,553

Non-performing assets as a percentage
  of total loans, OREO and REI
   outstanding                      17.4%    24.7%    16.7%    23.9%    19.7%

Loans past due 90 days or more
     and accrual                      --       --    $ 940       --    $ 182

Loans restructured and in compliance
  with modified terms              4,109     4,126   6,317    1,967       --

     In addition to the loans disclosed in the foregoing table, the Bank had approximately $212,000 in loans on December 31, 1996 that were between 31 and 89 days delinquent. All of these loans were brought current subsequent to December 31, 1996. For the years ended December 31, 1996, 1995, and 1994, interest income foregone on restructured loans was zero, $24,000, and $18,000, respectively. The amount of gross interest income that would have been collected for non-accrual loans if all such loans had been performing in accordance with their original terms was $29,000, $177,000, and $918,000, in 1996, 1995 and 1994, respectively.

     The Bank's strategies continue to include the reduction of non-performing assets through individual sales and workout plans. Management expects that such efforts are not likely to entail further write downs of the non-performing assets but there can be no assurance that will be the case.

     Allowance for Loan Losses The following table summarizes the loan loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)              1996     1995     1994    1993     1992

Balance of allowance for loan
  losses at beginning of period  $ 5,912  $ 6,576  $ 8,050 $ 8,400  $ 8,411

Loans charged off:
  Commercial, financial and
    unsecured                         (4)    (427)  (3,888) (2,407)  (6,315)
  Real estate                       (642)  (2,444)  (2,732) (1,254)  (3,750)
  Sale of Sacramento loans            --       --       --    (402)      --
  Subtotal                          (646)  (2,871)  (6,620) (4,063) (10,065)
Recoveries of previous losses:
  Commercial and financial           397    1,565    1,181     148      221
  Real estate construction            --      142      166       6        5
  Net lease financing                 --       --       --       5       --
  Subtotal                           397    1,707    1,347     159      226
Net loans charged off               (249)  (1,164)  (5,273) (3,904)  (9,839)

Provision for loan losses             --      500    3,799   3,554    9,828
Balance of allowance for loan
  losses at end of period        $ 5,663  $ 5,912  $ 6,576 $ 8,050  $ 8,400

Ratio of the allowance to
      total loans                   12.9%     11.1%    6.2%    5.4%     3.6%

Ratio of the allowance to
      non-accrual loans            166.6      78.7    70.1    72.6     47.2

Ratio of net charge-offs to
      average loans                  0.6       1.4     4.4     2.0      3.9


     Allocation of the allowance for loan losses by collateral type at December 31 are as follows:

                      1996                 1995          1994
(Dollars in Thousands)
              Balance Percent(1)    Balance Percent(1)   Balance Percent(1)

Real estate
 mortgage      $2,456      64.0%     $1,613      69.6%    $2,322     66.9%
Secured commercial
 and financial    250      14.2       1,207      13.9      1,522     19.6
Unsecured         483      17.8       1,872      14.3      2,359     11.3
Other              36       4.0          --       2.2         --      2.2
Unallocated     2,438        --       1,220        --        373       --
  Total        $5,663     100.0%     $5,912     100.0%    $6,576   100.00%

                                            1993          1992
                                     Balance Percent(1)   Balance Percent(1)

Real estate mortgage                  $2,707      64.4%    $6,219     54.1%
Secured commercial and financial         999      21.0        747     20.9
Unsecured                              1,549      13.4      1,158     13.9
Other                                     --       1.2          2     11.1
Unallocated                            2,795        --        274       --
  Total                               $8,050     100.0%    $8,400    100.0%

(1) Percent refers to the percent of loans in each category to total loans.

page

  Deposits

     The Bank had total deposits of $91.2 million and $105.7 million at December 31, 1996 and 1995, respectively. As of December 31, 1996, deposits consisted of demand deposits totaling $16.5, money market and savings accounts totaling $18.7 million, NOW accounts totaling $18.3 million and time deposits totaling $37.6 million. As of December 31, 1996, the Bank had a total of 2,484 deposit accounts consisting of 607 demand deposit accounts with an average balance of approximately $27,182 each, 531 savings and money market accounts with an average balance of approximately $35,216 each, approximately 805 NOW accounts with an average balance of approximately $22,732 each and 541 time accounts with an average balance of approximately $69,500. The Bank's deposits and, correspondingly, its liquidity, are largely dependent upon four sources of funds: deposits acquired through its ABS function, Private and Business Banking, Escrow Services, and deposits solicited through the Bank's money desk. These sources of deposits comprised 86.0% of the Bank's total deposits at December 31, 1996.


     Certificates of deposit having a balance of at least $100,000 represented approximately 9.4% of the Bank's total deposits as of December 31, 1996 compared to 6.1% as of December 31, 1995. As of December 31, 1996, $4.5 million of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less and $3.6 million mature between 91 days and one year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was four months as of December 31, 1996, and the aggregate amount of all such certificates of deposit as of December 31, 1996 was $8.5 million.

     The Bank solicits money desk deposits principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1996 and 1995, the Bank had outstanding money desk deposits of $21.0 million or 23.1% of total Bank's total deposits and $28.0 million or 26.5% of Bank's total deposits, respectively. During 1996, the money desk deposits averaged $24.2 million, with a high balance of $27.8 million. As of December 31, 1996, money desk deposits had a remaining weighted average maturity of approximately eight months.

     Management believes that the Bank can reduce its reliance on money desk and volatile liabilities through local deposit marketing efforts. Money desk deposits presently comprise over 23.0% of the Bank's total deposits. No assurance can be given that the Bank will be able to successfully implement its plans to increase core deposits.

     The following table sets forth the maturities, as of December 31, 1996, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                     Over 3         Over  More Than
                         3 Months  Months to    6 Months  1 Year to
(Dollars in Thousands)   or Less   6 Months    to 1 Year   5 Years    Total

Interest-bearing liabilities:

Money market accounts     $17,376         --           --      --   $17,376
Savings and NOW accounts   19,638         --           --      --    19,638
  Time deposits            14,142     $9,757      $10,213 $ 3,535    37,647
  Total interest-bearing
   liabilities            $51,156     $9,757      $10,213 $ 3,535   $74,661


  Other Borrowings

  The Bank has other borrowing facilities which include advances from the FHLB and access to the discount window at the FRB. No other borrowings were outstanding at December 31, 1996, or 1995.

  The Bank's short term line of credit with the FRB of up to $1.8 million is secured by pledged securities totaling $2.2 million and the line of credit with the FHLB of up to $5.2 million is secured by pledged securities and loans totaling $8.5 million. During 1996 and 1995, the Bank did not borrow at the discount window at the Federal Reserve Bank. In the second and third quarters of 1996, the Bank activated its FHLB borrowing. These borrowings were repaid in the third and fourth quarters of 1996.


page

  Asset and Liability Management

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprises a major portion of the Bank's earnings. These rates are highly sensitive to many factors which are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic economic conditions, including inflation, recession and unemployment.

     The most important component of the Bank's net interest income is the difference between the rates earned on its interest sensitive assets as compared to the rates paid on its interest sensitive liabilities. The difference between the amount of assets and the amount of liabilities which are subject to interest rate risk is referred to as the "gap." The gap represents the risk and the opportunity inherent in mismatching asset and liability interest rate changes. If more assets than liabilities are interest rate sensitive at a given time in a rising interest rate environment, net interest income increases. In a declining interest rate environment with the same "gap", net interest income decreases. If more liabilities change rates than assets, the same scenarios produce the opposite effects.

     The Bank's risk management policies are established by the Asset Liability Committee (the "ALCO"). The ALCO meets periodically to formulate the Bank's strategies. The responsibilities of the ALCO include the management of interest rate risk, liquidity, funding, and asset and liability products. The Bank's approach is to measure interest rate risk, assess and determine if the risk level is acceptable and to develop strategies to either reduce excessive risk or recognize the trade-offs between risk and return.

     The following table shows the repricing opportunities for the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1996:

(Dollars in Thousand)         Over 3     Over     More Than
                  3 Months  Months to  6 Months   1 Year to   Over
                   or Less  6 Months   to 1 Year  5 Years    5 Years   Total

Interest-Earning Assets:
  Investment securities and
    certain cash equivalents

                  $ 20,362   $ 8,026     $ 4,007    $ 15,790      --  $48,185
  Loans (1)         30,745       232       1,403       4,408 $ 3,574   40,362
  Total interest-
    earning assets  51,107     8,258       5,410      20,198   3,574   88,547

Interest-Bearing Liabilities:
  Interest-bearing deposits

                    51,156     9,757      10,213       3,535     --    74,661
  Other borrowings      --        --          --          --     --        --
  Total interest-
    bearing liabilities

                    51,156     9,757      10,213      3,535      --    74,661

Interest bearing
 assets over (under)

 interest bearing
   liabilities        $(49)  $(1,499)    $(4,803)   $16,663  $ 3,574 $ 13,886

Cumulative
    primary gap       $(49)  $(1,548)    $(6,351)   $10,312  $13,886

Gap as a percentage
    of total assets     0.0%    (1.5)%      (6.1)%      9.9%    13.3%

(1) Excludes non-accrual loans.

     The repricing terms of the table above represent the principal cash flow available for repricing or expected to be available for repricing during the various terms rather than the contractual maturity dates. The repricing table only partially depicts the dynamics of the Bank's sensitivity to interest rate changes. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. For example, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rates. These factors may cause the cumulative primary gap position above to indicate a greater degree of liability sensitivity than management believes may actually exist. The Company's net interest margins on average earnings assets for the years ended December 31, 1996, 1995 and 1994, were 4.4%, 5.0% and 5.1%, respectively.

  Capital

     Shareholders' equity totaled $11.1 million at December 31, 1996, an increase of $4.2 million from $6.9 million at December 31, 1995. The Company's majority shareholder contributed additional capital of $3.5 million during 1996. During 1996 and 1995, the Company issued 175,000 and 215,000 shares, respectively, of 9% Series D Perpetual Preferred Stock (the "Series D Preferred Stock") at a price of $20.00 per share to its majority shareholder. The shares of Series D Preferred Stock converted into Common Stock at a conversion ratio of 1 to 59 and the Company issued 23,010,000 shares of Common Stock on December 31, 1996.

     The Company and its majority shareholder entered into an agreement on February 26, 1996, pursuant to which the shareholder subscribed to the purchase of $4.5 million in capital. The agreement further provided that the Company would grant options to acquire additional shares when the majority shareholder contributed $4.5 million in capital by December 31, 1996. The Company's majority shareholder contributed $3.5 million in capital as of December 31, 1996, and, therefore, the options were not granted.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the Orders. The Company is also subject to a Letter Agreement dated April 21, 1989, with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%. As of December 31, 1996, the Company was in compliance with all minimum capital requirements and the Bank was in compliance with all minimum capital ratio requirements including the minimum leverage ratio of 7.0% required by the Orders.

     The following table reflects both the Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1996.

                                                Minimum
                                                Capital
                         Company      Bank     Requirement   Orders

Leverage ratio             10.5%      10.3%           4.0%     7.0%
Tier 1 risk-based capital  15.7       15.3            4.0      N/A
Total risk-based capital   18.2       17.8            8.0      N/A

     Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. See "-- Regulatory Directives and Orders" for more discussion on the Bank's impairment of capital including dividend restrictions.

page

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . 29


Consolidated Statements of Financial Condition,
  December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . 30


Consolidated Statements of Operations, . . . . . . . . . . . . . . . . . 31
  Years ended December 31, 1996, 1995 and 1994


Consolidated Statements of Changes in Shareholders' Equity,. . . . . . . 32
  Years ended December 31, 1996, 1995 and 1994


Consolidated Statements of Cash Flows, . . . . . . . . . . . . . . . . . 33
  Years ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 35


page

                     REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The San Francisco Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




February 21, 1997
San Francisco, California

page

                         The San Francisco Company
              Consolidated Statements of Financial Condition
                        December 31, 1996 and 1995

(Dollars in Thousands Except Per Share Data)
                                             Notes        1996      1995

Assets:
Cash and due from banks                              $   3,701  $   4,814
Federal funds sold                                      11,925     38,000
  Cash and cash equivalents                             15,626     42,814

Investment securities held-to-maturity
 (Market value: 1996 - $6,848)                 3         6,943         --
Investment securities available-for-sale       3        28,348      6,536
Federal Home Loan Bank stock, at par           3           670        632

Loans                                          4        43,762     53,208
Deferred loan fees                             4          (190)      (180)
Allowance for loan losses                      5        (5,663)    (5,912)
  Loans, net                                            37,909     47,116

Other real estate owned                        6         5,133      7,514
Real estate investments                                     --        236
Premises and equipment, net                    7         8,059      8,689
Interest receivable                            7            58        527
Other assets                                               555        798
  Total assets                                        $104,001   $114,862


Liabilities and Shareholders' Equity:
Non-interest bearing deposits                        $  16,505   $ 20,365
Interest bearing deposits                               74,661     85,308
  Total deposits                               8        91,166    105,673

Other borrowings                               9            --         --
Other liabilities and interest payable                   1,771      2,309
  Total liabilities                                     92,937    107,982

Commitments and contingencies                 15

Shareholders' Equity:                         11
Preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1996 - 15,869 and
    1995 - 16,591   shares                                  111       114
  Series D - Authorized - 750,000 shares
  Issued and outstanding - 1995 - 215,000                    --     4,300
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding - 1996 - 28,775,995 and
      1995 - 5,765,978  shares                               288       58
Additional paid in capital                                77,841   70,168
Retained deficit                                         (67,099) (67,801)
Unrealized (loss) gain on securities available-for-sale      (77)      41
  Total shareholders' equity                              11,064    6,880
  Total liabilities and shareholders' equity            $104,001 $114,862


The accompanying notes are an integral part of the consolidated financial statements.

page


                         The San Francisco Company
                   Consolidated Statements of Operations
               Years Ended December 31, 1996, 1995 and 1994


(Dollars in Thousands Except Per Share Data)
                                   Notes   1996      1995     1994

Interest income:
  Loan                                 $  4,242 $   8,452  $11,258
  Fed funds sold                          1,248     1,771      702
  Investments                             1,714       423      627
  Dividends                                  38        45       64
  Total interest income                   7,242    10,691   12,651

Interest expense:
  Deposits                            8   3,124     4,244    4,694
  Other borrowings                            3       171      169
  Total interest expense                  3,127     4,415    4,863

Net interest income                       4,115     6,276    7,788
Provision for loan losse              5      --       500    3,799
Net interest income after
  provision for loan losses
                                          4,115     5,776     3,989

Non-interest income:
  Stock option commissions and fees       1,201     1,486     1,562
  Service charges and fees                  444       629       799
  Other income                               14       175       295
  Results of operations from
     limited partnership              16     --        48      (264)
  Loss on sale of investment
     securities, net                         --        --      (279)
  Gain (loss) on sale of assets, net         (2)      183        22
Total non-interest income                 1,657     2,521     2,135

Non-interest expense:
  Salaries and related benefits           3,252     4,279      7,330
  Professional fees                         499       876      3,071
  Equipment expense                         345       417        564
  Insurance premiums                        319       374        189
  Data processing                           304       526        439
  Occupancy expense                   7     288     1,200      2,121
  FDIC insurance premiums                   204       457        633
  Litigation settlement and reserve         200      (158)     3,601
  Telephone                                 104       116        155
  Marketing                                  58        86        369
  Other operating expenses                  248       559      1,419
  Total operating expenses                5,821     8,732     19,891

Net (income from) cost of
    real estate operations

                                         (  493)     (924)     19,127
  Total non-interest expense              5,328     7,808      39,018
Income (loss) before income taxes           444       489     (32,894)
Provision (benefit) for income taxes
                                     10    (258)       153        142
  Net Income (loss)                    $    702       $336   $(33,036)

Income (loss) per share:
  Primary:  Weighted average
            shares outstanding        5,829,035  5,765,985   3,078,303
  Net income (loss)                       $0.12      $0.05     $(10.73)
  Fully diluted: Weighted average
            shares outstanding       23,773,101  9,411,046   3,078,303
  Net income (loss)                       $0.03      $0.03     $(10.73)

The accompanying notes are an integral part of the consolidated financial statements.

page

                         The San Francisco Company
        Consolidated Statements of Changes in Shareholders' Equity
               Years Ended December 31, 1996, 1995 and 1994

                                                         Unrealized
(Dollars in Thousand)                         Employee         Gain
                                              Purchase    (Loss) on    Total
                          Additional               and   Securities    Share-
     Preferred  Common       Paid-in  Retained  Option   Available-    Holders
         Stock   Stock       Capital   Deficit   Plans    for-Sale     Equity

Balances at January 1, 1994

     $ 18,116   $   4        $34,662 $ (35,101) $ (166)   $   (60)    $17,455

  Net change in employee stock
       ownership plans

           --      --             --        --       96        --          96

  Conversion of preferred stock
    to common stock

      (18,002)     18         17,984        --       --        --          --

  Net proceeds from sale of stock

           --      36         17,524        --       --        --      17,560

  Redemption of fractional shares

           --      --             (2)       --       --        --          (2)

  Appreciation in market value of
   securities available-for-sale

           --      --             --        --       --        56          56

  Net loss

           --      --             --   (33,036)      --        --     (33,036)

Balances at December 31, 1994

          114      58         70,168   (68,137)     (70)      (4)       2,129

  Net change in employee stock
    ownership plans

           --      --             --        --       70                    70

  Net proceeds from sale of stock

        4,300      --             --        --       --                 4,300

  Appreciation in market value of
   securities available-for-sale

           --      --             --        --       --        45          45

  Net income

           --      --             --       336       --        --         336

Balances at December 31, 1995

        4,414      58         70,168   (67,801)      --        41       6,880

  Net proceeds from sale of stock

        3,500      --             --        --       --        --       3,500

  Conversion of preferred stock
    to common stock

       (7,803)     230         7,573        --       --        --          --

  Other

           --       --           100        --       --        --         100

  Unrealized loss on securities
    available-for-sale

           --       --            --        --       --       (118)      (118)

  Net income

           --       --            --       702       --         --        702

Balances at December 31, 1996

        $ 111    $ 288       $77,841  $(67,099)   $  --      $ (77)  $ 11,064


The accompanying notes are an integral part of the consolidated financial statements.

page

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1996, 1995 and 1994


(Dollars in Thousands)                      1996      1995      1994

Cash Flows from Operating Activities:
Net income (loss)                        $    702  $   336  $(33,036)
Adjustments to reconcile net
 income (loss) to net cash provided
    by (used in) operating activities:
  Provision for loan losses                    --      500     3,799
  Depreciation and amortization expense       671      581       660
  Net gain on sale of real estate owned
    and investment                           (643)  (2,058)     (190)
  Provision for other real estate owned
    and real estate investment                 --      506    17,074
  Loss on sale of investment securities
    available for sale                         --       --       265
  Loss on sale of investment securities
    held-to-maturity prior to maturity         --       --        14
  Decrease in interest receivable and
    other assets                               12      532     1,291
  (Decrease) increase in other liabilities
    and interest payable                     (438)  (1,055)    1,283
  Increase (decrease) in deferred loan fees    10     (208)     (162)
Net cash flows provided by (used in)
  operating activities                        314     (866)   (9,002)

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
    securities held-to-maturity               865    7,859     7,516
  Redemption of Federal Home Loan
    Bank stock, net                            --      705     2,344
  Purchase of investment securities
    held-to-maturity                       (7,846)      --   (12,719)
  Proceeds from sales of investment
    securities available-for-sale              --       --    19,402
  Purchase of investment securities
    available-for-sale                    (29,321)  (8,414)   (8,492)
  Proceeds from maturities of
    investment securities
      available-for-sale                    7,390    4,134     1,610
  Capital expenditures for real
    estate owned                               --     (855)     (575)
  Net decrease in loans                     7,422   49,132    39,101
  Recoveries of loans previously
    charged off                               397    1,707     1,347
  Acquisition of leasehold
    interest -- BSFBC                          --   (4,471)       --
  Purchases of premises and equipment         (41)    (120)      (64)
  Proceeds from sales of real estate
    owned and investment                    4,639    6,601     4,890
Net cash (used in) provided by
    investing activities                  (16,495)  56,278    54,360

Cash Flows from Financing Activities:
  Net decrease in deposits                (14,507) (41,475)  (62,963)
  Net (decrease) increase in
     other borrowings                          --   (4,070)    2,859
  Net proceeds from sale of
     preferred stock                        3,500    4,300        --
  Net proceeds from sale of common stock       --       --    17,560
Net cash used in financing activities     (11,007) (41,245)  (42,544)

(Decrease) increase in cash and
    cash equivalents                      (27,188)  14,167     2,814
Cash and cash equivalents at
    beginning of year                      42,814   28,647    25,833
Cash and cash equivalents at end of year  $15,626  $42,814   $28,647


The accompanying notes are an integral part of the consolidated
financial statements.                                           (continued)

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1996, 1995 and 1994
                                (continued)


(Dollars in Thousands)                      1996    1995    1994

Supplemental Disclosure of
   Cash Flow Information:

Cash paid during the year for:
Interest                                 $ 3,167 $ 4,450  $5,006
Income taxes                                   5     153     142


Supplemental Schedule of Noncash
    Investing and Financing

Activities:

Net transfer of loans to other
    real estate owned                      1,378   1,197     587


The accompanying notes are an integral part of the consolidated financial statements.

page

                         The San Francisco Company
                Notes to Consolidated Financial Statements
                        December 31, 1996 and 1995


Note 1:  Statement of Accounting Policies

     The accounting and reporting policies of The San Francisco
Company (the "Company") and its subsidiaries are in accordance with generally accepted accounting principals and practices within the banking industry.

Organization

     The Company is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1981 under the laws of the State of California, and in July, 1988, the Company reincorporated in Delaware. Bank of San Francisco (the "Bank"), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982. The Bank specializes in providing private banking and business banking for such professional individuals, their business and other business primarily in the Northern California banking market. The Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"), invested in real estate investment properties from 1985 to 1996. During 1996, BSFRI disposed of all of its real estate investment properties.

     Prior to 1995, the Bank and BSFRI had partnership interests of 34.5% and 2.5%, respectively, in Bank of San Francisco Building Company (the "BSFBC"), a California limited partnership which holds the leasehold interest in the Company's headquarters building located at 550 Montgomery Street, San Francisco, California.
During 1995, the Bank acquired 100% of the outside limited partnership interests in BSFBC.

Principles of Consolidation

     The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, BSFRI. BSFRI is no longer active in real estate investment activities.

     During 1995, the Bank acquired controlling interest in BSFBC. The Consolidated Statement of Financial Condition includes the accounts of BSFBC as of December 31, 1996 and 1995, and the Consolidated Statements of Operations and Cash Flow include the accounts of BSFBC beginning July 1, 1995, approximately the date of acquisition. All material intercompany transactions have been eliminated in consolidation. Prior to the acquisition, the Company accounted for its investment in BSFBC using the equity method. BSFBC was dissolved effective January 1, 1997 and all of its assets and liabilities were assumed by the Bank.

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

     The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1996 and 1995, the average reserve balances outstanding were $1.0 million and $1.5 million, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

     The Company classifies its debt and equity securities into one of two categories; held-to-maturity or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and loss included as a separate component of shareholders' equity.

page

     Investment securities include both debt and equity securities. Any discounts or premiums are accreted or amortized to income over the expected term of the investment considering prepayment assumptions, if applicable. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on quoted market prices and/or third party dealer quotes.

Loans Receivable

     Loans are stated at the principal amount outstanding, net of the allowance for loan losses, deferred fees and unearned discount, if any. The Bank holds loans receivable primarily for investment purposes. A significant portion of the Bank's loan portfolio is comprised of adjustable rate loans.

      Interest on loans is calculated using the simple interest method on the daily balances of the principal amount outstanding. The accrual of interest is discontinued and any accrued and unpaid interest is charged against current income when the payment of principal or interest is 90 days past due, unless the loan is well-secured and in the process of collection. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Generally, loans with temporarily impaired values and loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Interest received on such loans is recognized as interest income when received. A non-accrual loan is restored to an accrual basis when principal and interest payments are being paid currently and full payment of principal and interest is probable.

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

Premises and Equipment

     Premises and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease, including lease extensions, or their estimated useful life, whichever is shorter.

page

Other Real Estate Owned

     Other real estate owned (the "OREO") includes loans receivable that have been repossessed in settlement of debt (foreclosures).
At the date of transfer, OREO is recorded at fair value net of estimated selling costs.

     The Company provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. The Bank obtains an appraisal or market valuation analysis on all other real estate owned. If the periodic valuation indicates a decline in the fair value below recorded carrying value, an allowance for OREO losses is established. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties.

Impairment of Long-lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (the "SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by that asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     As of December 31, 1996, the Company determined that no events or changes occurred during 1996 that would indicate that the carrying value of any long-lived assets may not be recoverable.
Adoption of this statement did not have any impact on the Company's financial position, results of operations or liquidity.

Income Taxes

     The Company uses the asset and liability method to account for income taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period of enactment.

     The Company has provided a valuation allowance for net deferred tax assets because an estimate of the utilization of the underlying benefits cannot be determined.

Stock-based Compensation

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options) or the current Accounting Principles Board (the "APB") Opinion No. 25 intrinsic value based method of accounting for its stock-based
compensation.   SFAS No. 123 requires pro-forma disclosures of net
income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow APB No. 25. The Company has elected to use the current APB No. 25 intrinsic value based method of accounting for its stock-based compensation and to disclose its stock-based compensation in accordance with SFAS No. 123.

Recent Accounting Pronouncements

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities" which provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective January 1997 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", which defers certain provisions of SFAS No. 125 for one year. Management does not expect that the adoption of SFAS No. 125 or No. 127 will have a material impact on the Company's financial condition.

page

Non-Interest Income

     Fees for other customer services represent fees earned for the brokerage of certificates of deposit and escrow services, and commissions earned in connection with the Bank's stock option lending program and other banking services. Fees for services are recorded as income when the services are performed.

Earnings (loss) per Share

     Primary earnings (loss) per share is calculated using the weighted average number of common shares outstanding divided into net income (loss). In 1995 and 1996, fully diluted earnings per share is calculated using the weighted average number of shares outstanding assuming the common stock equivalent of the Series D Preferred Stock divided into net income. In 1994, the conversion of certain preferred stock were included in the calculation of loss per share effective from the date of conversion, but were not considered common stock equivalent securities prior to conversion as the effect was anti-dilutive and options were not included in the calculations as they did not have a dilutive effect.

Use of Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of recognized and contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.


Note 2:  Regulatory Orders

  The Company

     On December 16, 1994, the Company and the Federal Reserve Bank of San Francisco (the "FRB") entered into a Written Agreement (the "Agreement"). The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets;
(c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

     The Company was also required to submit to the FRB an acceptable written plan to improve and maintain adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget at the Bank and the consolidated organization, and an acceptable written plan designed to enhance Board supervision of the operations and management of the consolidated organization. The Company has filed all of the required submissions with the FRB in
accordance with the Agreement.   The FRB confirmed the Company's
full compliance with the Agreement at its 1996 examination.

  The Bank

  Orders to Cease and Desist

     On August 18, 1993, the Bank stipulated to Orders to Cease and Desist (the "Orders") issued jointly by the Federal Deposit
Insurance Corporations (the "FDIC") and the State Banking
Department (the "SBD"), whereby the Bank agreed to correct alleged unsafe and unsound practices disclosed in the FDIC and SBD Reports of Examination as of November 30, 1992.

page

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

     As of December 31, 1996, management believes that the Bank is in substantial compliance with the requirements of the Orders. The Bank believes that the findings of the FDIC and SBD most recent examination which commenced January 28, 1997 will be that the Bank is in substantial compliance with the requirements of the Orders; however, no Report of Examination has been received to date.

  Impairment Orders

     Under California law, if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The SBD has issued twelve impairment orders to the Bank, with the most recent dated February 14, 1997 (the "Impairment Orders"). At December 31, 1996, the Bank had contributed capital of $74.5 million and deficit retained earnings of $63.5 million.

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

     The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such a quasi-reorganization would only be granted by the SBD upon the Bank demonstrating the ability to sustain profitable operations and meet all of its regulatory capital requirements in the future.

page

     No assurance can be given that the Bank's capital condition will not deteriorate prior to any such quasi-reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present level. Finally, there can be no assurance given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or otherwise, the Bank's capital position will not erode through future operating losses.


Note 3:  Investment Securities

     The amortized cost and estimated market values of investment securities held-to-maturity at December 31 are as follows:

                                Amortized   Unrealized   Unrealized  Market
(Dollars in Thousands)               Cost      Gains       Losses    Value

1996:
  Mortgage-backed securities       $6,943      $   --      $  (95)   $6,848
  Total                            $6,943      $   --      $  (95)   $6,848

     The amortized cost and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                Amortized   Unrealized  Unrealized    Market
(Dollars in Thousands)               Cost      Gains       Losses     Value
1996:
  Adjustable rate mortgage-
     backed securities            $ 4,746         $24           --   $ 4,770
  U.S. Treasury and agency
     securities                    23,679          --         $101    23,578
  Total                           $28,425         $24         $101   $28,348

1995:
  U.S. Treasury and agency
     securities                    $6,495      $   41        $  --    $6,536
  Total                            $6,495      $   41        $  --    $6,536

    For 1996 and 1995, the Company included a net unrealized loss of $77,000 and an unrealized gain of $41,000, respectively, as a separate component of stockholders' equity. During 1996 and 1995, the Company recorded no gains or losses on sale of investment securities.

    As of December 31, 1996 and 1995, the Bank's investment in Federal Home Loan Bank (the "FHLB") stock totaled $670,000 and $632,000 and is stated at par. During 1995, the Bank redeemed 7,500 shares at $750,000. The FHLB stock has no term to maturity.

    The amortized cost and estimated market value of securities at December 31, 1996 by contractual maturity, are shown below:
                        Securities Available         Securities
                              for Sale            Held to Maturity
                        Amortized  Estimated    Amortized   Estimated
(Dollars in Thousands)    Cost    Market Value    Cost       Market Value

  1 year or less        $ 1,999   $ 2,003         $    --     $     --
  1 to 5 years           21,680    21,575              --           --
    subtotal             23,679    23,578              --           --
  Mortgage-backed
    securities            4,746     4,770           6,943        6,848
  Total                 $28,425   $28,348          $6,943       $6,848

page


     The average yield on investments securities was 6.0% and 6.1% during 1996 and 1995, respectively. The U.S. Treasury and agency securities held by the Company had effective maturities of less than three years. Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Factors such as prepayments and interest rates may affect the yield and carrying value of mortgage-backed and callable agency securities. As of December 31, 1996 and 1995, the Company had no derivative financial instruments.

     At December 31, 1996 and 1995, $810,000 and $1.4 million,
respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1996 and 1995, the Company had no securities sold under agreements to repurchase.


Note 4:  Loans Receivable

     The Bank's loan portfolio at December 31 is summarized as follows:

(Dollars in Thousands)                              1996      1995

Real estate mortgage                             $28,022   $37,049
Secured commercial and financial                   6,229     7,379
Unsecured                                          7,800     7,604
Other                                              1,711     1,176
  Total loans                                     43,762    53,208
Deferred fees                                       (190)     (180)
Allowance for loan losses                         (5,663)   (5,912)
  Total loans, net                               $37,909   $47,116

     At December 31, 1996 and 1995, non-accrual loans totaled $3.4 million and $7.5 million, respectively, and there were no loans past due 90 days or more and still accruing. For the years ended December 31, 1996, 1995 and 1994, interest income foregone on non-accrual loans was $29,000, $177,000, and $918,000, respectively. Restructured loans totaled $4.1 million and $5.9 million at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996, 1995 and 1994, interest income foregone on restructured loans were zero, $24,000 and $18,000, respectively.

     There were $9.3 million of fixed rate loans at December 31, 1996 with a weighted average yield of 9.0%. Total fixed rate loans, most of which will mature within eight years, comprised approximately 21% of the Bank's loan portfolio at December 31, 1996.

     Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". In accordance with SFAS No. 114, a loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1996, the Company measured the impairment of all impaired loans, totaling $3.4 million, using the collateral value method, and, at December 31, 1995, measured the impairment of $7.2 million using the collateral value method and $307,000 using the discounted cashflow method. For the year ended December 31, 1996 and 1995, the weighted average impaired loans outstanding was $3.7 million and $16.6 million, respectively.
Total interest recognized on impaired loans during 1996 and 1995 was $170,000 and $430,000, respectively. At December 31, 1996 and 1995, the allowance for loan loss related to impaired loans totaled $717,000 and $1.1 million, respectively.

     The Company makes loans secured by real estate, which are principally located in Northern California. At December 31, 1996, loans secured by deeds of trust on property located in these areas represented 98% of the Bank's real estate collateralized loans. The primary source of repayment of real estate loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral.

page

Note 5. Allowance for Loan Losses

     Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:

(Dollars in Thousands)                       1996     1995     1994

Balances at beginning of the year          $5,912   $6,576   $8,050
  Provision for loan losses                    --      500    3,799
  Loans charged off                          (646)  (2,871)  (6,620)
  Recoveries of loans charged off             397    1,707    1,347
Balances at end of the year                $5,663   $5,912   $6,576


Note 6:  Other Real Estate Owned

     Other real estate owned at December 31 consist of the following:

(Dollars in Thousands)                       1996      1995

Real Estate:
  Residential                              $   --    $  399
  Residential development                   2,313     4,134
  Commercial development                    1,758     1,808
  Raw land                                 10,173    13,164
  Subtotal                                 14,244    19,505
Allowance for losses                       (9,111)  (11,991)
  Total                                    $5,133    $7,514

    As of December 31, 1996, the largest single property totaled
$2.6 million, net.

    The following table summarizes the other real estate owned loss experience of the Bank for the periods shown:

(Dollars in Thousands)                       1996      1995     1994

Balance of allowance
   for losses - beginning                 $11,991  $ 19,404  $ 2,986
  Charge-offs                              (2,880)   (7,500)     (33)
  Provision                                    --        87   16,451
Balance of allowance for losses - ending   $9,111   $11,991 $ 19,404



Note 7:  Premises and Equipment

     Premises and equipment at December 31 consist of the following:

(Dollars in Thousands)                        1996     1995

Leasehold                                  $ 3,701  $ 3,741
Leasehold improvements                       8,503    8,482
Furniture and equipment                      1,534    5,187
  Subtotal                                  13,738   17,410
Less:  Accumulated depreciation
             and amortization               (5,679)  (8,721)
  Total                                    $ 8,059  $ 8,689

     During 1996, the Company disposed of certain fully depreciated unused furniture and equipment with an original cost of $3.6 million. The amount of depreciation and amortization included in non-interest expense was $671,000, $581,000, and $660,000 in 1996,
1995 and 1994, respectively. Total rental and other occupancy expenses net of sublease income for the Company's premises were $288,000, $1.2 million and $2.1 million in 1996, 1995 and 1994.

page

     At December 31, 1996, the approximate future minimum rental payments under a non-cancelable operating lease, with a remaining term of fourteen years, for the Company's premise are as follows:

(Dollars in Thousands)                     Amount

1997                                       $   134
1998                                           134
1999                                           134
2000                                           134
2001                                           134
Thereafter                                   1,184
  Total                                    $ 1,854

     The lease payment is fixed until the expiration of the lease on October 31, 2010. During 1996, 1995 and 1994, the Company received $877,000, $435,000 and $169,000 of sublease income, respectively. The total future minimum rent payments to be received under noncancellable operating subleases at December 31, 1996 were approximately $600,000. These payments are not reflected in the above table.


Note 8:  Deposits

     Deposit balances and average interest rates paid by the Bank at December 31 are as follows:

                                 1996           1995
                                 Average        Average
(Dollars in Thousands)           Balance  Rate  Balance   Rate

Demand deposit accounts        $ 16,505   0.0%   $ 20,365  0.0%
Savings and NOW accounts         19,638   2.1      25,411  2.4
Money market accounts            17,376   2.1      16,185  2.8
Time accounts                    37,647   5.8      43,712  6.1
  Total                          $91,166  3.2%   $105,673  3.5%

     Total deposit balances averaged $98.1 million and $125.1 million during 1996 and 1995, respectively, with average interest rates of 3.2% and 3.5%, respectively. The weighted average stated rates on deposits as of December 31, 1996 and 1995 were 3.2% and 3.5%, respectively.

     Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                        1996      1995

Three months or less                       $ 4,490   $ 3,157
Three months to six months                   2,699     1,371
Six months to one year                         904     1,373
Between one and two years                      400       515
  Total                                    $ 8,493   $ 6,416

     Interest expense on time deposits in amounts of $100,000 or more was $304,000, $353,000 and $935,000 in 1996, 1995, and 1994,
respectively. Time deposit accounts in amounts of $100,000 or more averaged $5.8 million and $6.9 million during 1996 and 1995, respectively, with weighted average rates of 5.3% and 5.1%, respectively. The weighted average stated interest rate on such deposits at December 31, 1996 and 1995 was 5.1% and 5.4%, respectively.

page

     The Company had no brokered deposits as of December 31, 1996 and $3.4 million as of December 31, 1995, and money desk deposits totaled $21.0 million and $28.0 million at December 31, 1996 and 1995, respectively.


Note 9:  Other Borrowings

     Other borrowings at December 31 are as follows:

                                                                  Maximum
                              Balance   Stated   Average Average  Balance
(Dollars in Thousands)      Outstanding   Rate   Balance   Rate   Outstanding

1996:
  Other borrowings -
   FHLB line of credit              --       --  $     38   6.3%  $ 2,000
  Total                             --       --  $     38   6.3%  $ 2,000

1995:
  Borrowings for employee
    stock ownership plan            --       --  $     18   8.3%  $    70
  Mortgage indebtedness             --       --       432   9.5     2,198
  Other borrowings -
   FHLB line of credit              --       --     1,297   9.7     6,000
  Total                             --       --   $ 1,747   9.6%  $ 8,268

     The Bank has a line of credit for up to 5% to total assets, or $5.2 million as of December 31, 1996, with the FHLB. At December 31, 1996 and 1995, $8.5 million and $4.3 million of loans and securities are pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its membership in the FHLB.

     The Bank has access to the discount window at the FRB for a total borrowing facility of $1.8 million. At December 31, 1996, $2.2 million of securities are pledged as collateral for the FRB facility.

     In 1995, the Bank's other borrowings included a loan on the Bank's premise. The borrowing was repaid in 1995.


Note 10:  Income Taxes

     The (benefit) provision for state franchise taxes consists of:

(Dollars in Thousands)                        1996    1995    1994

Current:
  Federal                                  $    --  $   --  $   --
  State                                       (258)    153     142
  Total current                               (258)    153     142

Deferred:
  Federal                                       --      --      --
  State                                         --      --      --
  Total deferred                                --      --      --
  Total (benefit) provision for income taxe $ (258)  $ 153   $ 142

     The provision for state taxes for 1996, 1995 and 1994 consists of the minimum amount of franchise taxes due net of refunds. In 1996, the Company utilized an acceptable alternative method of calculating the Delaware Franchise tax which resulted in a refund for 1994 and 1995 Delaware Franchise tax and a reduction in the 1996 Delaware Franchise tax.

page

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

(Dollars in Thousands)                              1996       1995
Deferred Tax Assets:
  Book loan loss reserve in excess of tax        $ 1,898    $ 1,967
  Other provisions                                   156         58
  Provision for losses for real estate             3,777      5,569
  Net operating losses                            16,563     17,591
  Tax credits                                        489        489
  Net tax value of premises in excess of book        120        294
  Other                                              403        344
  Total deferred tax assets                       23,406     26,312
Valuation allowance                              (23,006)   (25,873)
  Total deferred tax assets, net                     400        439

Deferred Tax Liabilities:
  Loan origination costs                             (33)       (56)
  Taxable income in excess of book
      for rehabilitation credit                     (367)      (383)
  Total deferred tax liabilities                    (400)      (439)
Net deferred taxes                                $   --    $    --

     The Bank provided a valuation allowance for deferred tax assets because an estimate of the utilization of the underlying benefits cannot be determined. The utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to the change in ownership in 1992 and possible changes in ownership in future years.

     The total tax provision (benefit) differs from the statutory
Federal rates for the reasons shown in the following table:

                                                         1996   1995   1994

Tax expense (benefit) at the statutory federal rate      34.0%  34.0%  34.0%
Utilization of prior taxable loss                       (34.2) (34.6) (34.0)
State income taxes (refund), net of federal tax benefit (58.1)  31.3    0.4
Non-deductible expenditures and non-taxable income        0.2    0.6     --
     Total effective tax (benefit) provision rate       (58.1)% 31.3%   0.4%

     Because the Company has utilized most of its ability to carryback net operating losses, the losses incurred from 1991 to 1994 must be carried forward to offset future net operating income, if any. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1996, the Company has net operating loss carryforwards for federal tax purposes of approximately $56.0 million which begin expiring in 2007, and for California tax purposes of approximately $46.8 million, which begin expiring in 1997 through 2002. As of December 31, 1996, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and minimum tax credits of approximately $276,000 which have no expiration.


Note 11:  Shareholders' Equity

     The capital infusion by the Company's controlling stockholder in 1996, 1995, and 1994 was $3.5 million, $4.3 million, and $20.0 million, respectively. The capital in 1996 was raised by the issuance of 175,000 shares of Series D Preferred Stock at $20.00 per share. The capital in 1995 was raised by the issuance of 215,000 shares of Series D Preferred Stock at $20.00 per share. The capital for 1994 was raised from the issuance of 3,521,126 shares of Class A Common Stock (the "Common Stock" or "Common Shares") at $5.68 per share. The Series D Preferred Shares were converted into Common Shares in 1996.

page

Description of Capital Stock

     The authorized capital stock of the Company consists of 100,000,000 Common Shares, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share, of which 437,500 are designated as Series B Preferred Shares. The remainder are not designated.

     In accordance with the Agreement and the Orders, the Company and the Bank are prohibited from paying dividends without the prior written consent or approval of the FDIC, the Superintendent of Banks and the Federal Reserve Bank of San Francisco.

Description of Common Stock

     As of December 31, 1996, there were 28,775,995 Common Shares outstanding out of a total of 100,000,000 shares authorized. The Series B Preferred Shares, which were convertible into shares of the Class B Common Stock at the option of the holders thereof are now convertible to Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred shares.

  Dividends

     Subject to the rights and preferences of any preferred stock outstanding, each share of Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Subject to the rights of the Series B Preferred Shares, dividends must be paid on the Common Stock, together with the Series B Preferred Shares, at any time that dividends are paid on either. Any dividend so declared and payable in cash, capital stock of the Company or other property will be paid equally, share for share, on the Common Stock, Series B Preferred Shares, and on any other participating series of preferred stock issued in the future; provided, however, that the Company may issue dividends consisting solely of its Common Shares on the Common Stock.

  Liquidation Rights

     In the event of the liquidation, dissolution or winding up of the Company, holders of the Common Stock are entitled to share equally, share for share, in the assets available for distribution, subject to the liquidation preferences of the Series B Preferred Shares and the rights of any other class or series of preferred stock then outstanding.

Description of Preferred Stock

     The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. At December 31, 1996, the Board of Directors authorized only the issuance of the Series
B Preferred Shares. The Company's Certificate of Incorporation provides that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

  Voting Rights

     Holders of Common Stock (when and if issued) are entitled to one vote per share. Except as described below, holders of Common Stock vote together with holders of the Company's Series B Preferred Shares, on all matters including the election of directors. The Board of Directors is presently authorized to have nine (9) members. The Board of Directors is a classified Board with staggered terms providing for a maximum of three classes of directors, which are as nearly equal in number as possible, and with one class elected each year for a maximum term of three years. Holders of Common Stock are not entitled to vote cumulatively for the election of directors.

     The holders of Common Stock are entitled to vote as separate classes on any modification to the rights of either class of stock and as otherwise required by law.

page

Description of Series B Preferred Stock

     The Company issued the Series B Preferred Shares during 1988. As of December 31, 1996, there were 15,869 Series B Preferred
Shares outstanding.

  Dividends

     Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of Fifty-Six Cents ($0.56) per share, payable quarterly in January, April, July and October of each year. Dividends on the Series B Preferred Shares are cumulative. Cumulative unpaid dividends on the Series B Preferred Stock at December 31, 1996 total approximately $49,000.

     Payment of dividends on the Series B Preferred Shares shall be junior to payment of dividends at the stated rate of all other series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares. Dividends on the Series B Preferred Shares will be declared and paid or set apart for payment in full for all previous dividend periods (i) before the payment or setting apart of any funds or assets for the payment of any dividends on the Common Stock or any other class of stock, except preferred stock ranking on a parity with or senior to the Series B Preferred Shares, and (ii) before any purchase or other acquisition for value of any Common Stock or any future class of stock except preferred stock ranking on a parity with or senior to the Series B Preferred Shares; provided, however, that the Company may issue dividends consisting of its Common Shares on the Common Shares.

     After payment of dividends at the stated rate on all series of preferred stock that the Company may issue in the future and that are designated senior to the Series B Preferred Shares and on any other preferred stock of the Company that is on a parity with the Series B Preferred Shares, and payment of dividends at the stated rate on the Series B Preferred Shares, holders of the Series B Preferred Shares will participate pro rata with the holders of Common Stock, on the basis of number of shares owned, in all other dividends by the Company to its stockholders, except that, as noted above, the Company may issue dividends consisting solely of its Common Shares on the Common Shares.

  Liquidation Rights

     In the event of any liquidation, dissolution, receivership, bankruptcy, or winding up of the Company, voluntarily or involuntarily, the holders of the Series B Preferred Shares are entitled to receive the sum of Seven Dollars ($7.00) per share, plus any accrued and unpaid dividends thereon, before any distributions will be made to the holders of the Common Stock or any other class of stock junior in preference upon liquidation, but after or concurrent with distributions to be made at the stated rate on preferred stock of any series ranking on a parity with or senior in preference upon liquidation to the Series B Preferred Shares, and will be entitled to no other distribution.

  Conversion

     The holders of Series B Preferred Shares are entitled at any time to convert their Series B Preferred Shares into Common Stock of the Company at the conversion ratio of one Series B Preferred Share convertible into one-tenth of one share of Common Stock, upon payment of a conversion fee of Seven Dollars ($7.00) per share, subject to adjustment under certain conditions.

  Voting Rights

     The holders of the Series B Preferred Shares are entitled to one vote per Series B Preferred Share on all matters on which shareholders are entitled to vote. Holders of the Series B Preferred Shares have full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock. Holders of the Series B Preferred Shares are entitled to vote generally for the election of directors and vote with the holders of the Common Stock, except that the holders of the Series B Preferred Shares are entitled to vote as a class on any modification to the rights of the Series B Preferred Shares and otherwise as required by law.

page

Note 12: Stock Option Plan

     During 1996, the Company's stockholders approved the Amended and Restated 1993 Stock Option Plan (the "Plan"). Pursuant to the Plan, options may be granted to directors and key employees of the Company and its subsidiaries. The shares of Common Stock reserved for the Plan total 9,000,000 shares. The number of shares granted may be subject to adjustment as determined by a Committee of the Board of Directors. The exercise price of options must be at least the fair market value of the shares of the Company's Common Stock as of the date the option is granted. The expiration date of the options is ten years from the effective date that the options were granted. None of the options granted have been exercised. The agreements for certain executive officers and former executive officers provide that options shall be granted to acquire shares of Common Stock under the Plan equal to 9% of the fully-diluted shares of the Company's Common Stock, with additional shares to be issued in the future to maintain the 9% ratio.

     The Company did not grant any stock options during 1995. The weighted-average fair value of stock options granted and vested during 1996 was $163,000 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                             1996
     Expected dividend yield                 0.0%
     Risk-free interest rate                 6.17%
     Expected life                           5 yrs
     Volatility factor                       0.01
     Fair value of options granted          $0.09

     The Company has not recognized any compensation costs for the stock options in the financial statements. The proforma net income reflects only options granted and vested in 1996. Had the Company determined compensation cost based on fair value at the date of grant for its stock options, the Company's net income would have been the proforma amounts indicated below:
                                                          1996     1995
    Net income - as reported (dollars in thousands)     $  702   $  336
     proforma                                              539      336

    Earnings per share - primary                         $0.12    $0.05
            fully diluted                                 0.03     0.03

    Proforma per share - primary                         $0.09    $0.05
            fully diluted                                 0.02     0.03

     The following table provides the stock option activity:

                                         Number of          Weighted-Average
                                          Shares            Exercise Price
     Balance at December 31, 1994         511,822             $ 5.68
     Granted                                   --                 --
     Expired                                2,500               5.68
     Balance at December 31, 1995         509,322               5.68
     Granted                            2,522,678                .35
     Expired                                2,500               5.68
     Balance at December 31, 1996       3,029,500              $1.24

page

     At December 31, 1996, the range of exercise prices and remaining contractual life of outstanding options was $0.34 and $5.68 and seven (7) years and ten (10) years, respectively. The following table provides stock option information as of December 31, for each of the periods shown:

                                            1996              1995
  Weighted-average remaining contractual
    life of total options                 9.5 years         8.75 years

Number of options exercisable            2,212,464           296,479

     Weighted-average price of options
      presently exercisable                 $1.32             $5.68


Note 13:  Regulatory Capital Requirements

     The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators regarding the Bank's capital components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth below, of total and Tier I capital, as defined by regulations, to risk weighted assets, and Tier I capital to average assets.

     The Bank is also subject to the Orders and the Impairment Order. The Orders provide that the Bank must maintain a minimum leverage ratio of 7%. The Impairment Order is a California law which provides that if a bank's deficit retained earnings exceed 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. At December 31, 1996, the Bank had contributed capital of $74.5 million and deficit retained earnings of $63.5 million resulting in the Bank's contributed capital impairment of approximately $31.3 million. See Note 2:
Regulatory Orders for more information regarding capital requirements.

     The Company is also subject to a Letter Agreement dated April 21, 1989 with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the highest capital category, a bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth below and must not be subject to any certain regulatory orders, agreements or directives. There are no conditions or events since that notification that management believes have changed the Bank's category.

page

     The following table sets forth the Bank's capital amounts and ratios as of December 31, for each of the periods shown:


                                                            To be Well
(dollars in thousands)                                      Capitalized Under
                                         For Capital        Prompt Corrective
                         Actual          Adequacy purposes  Action Provisions
                     Amount  Ratio      Amount       Ratio  Amount    Ratio
1996:
Total capital        $11,777 17.8%      $5,293         8.0% $6,616    10.0%
Tier 1 capital        10,890 15.3        2,838         4.0   4,270     6.0
Leverage capital      10,890 10.3        4,242         4.0   5,302     5.0

1995:
Total capital        $7,891  10.4%      $6,046         8.0%  7,588    10.0%
Tier 1 capital        6,885   8.6        3,219         4.0   4,803     6.0
Leverage capital      6,885   6.0        4,623         4.0   5,779     5.0

    The following table sets forth the Company's and Bank's capital ratios compared to minimum capital ratio requirements as of December 31, 1996 and the requirements contained in the Orders:

                                                    Minimum
                                                    Capital
                             Company   Bank       Requirement     Orders

Leverage                       10.5%   10.3%         4.0%          7.0%
Tier 1 risk-based capital      15.7    15.3          4.0           N/A
Total risk-based capital       18.2    17.8          8.0           N/A


Note 14:  Employee Benefit Plans

  Employee 401K Plan

     The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1996, 1995, and 1994, the Company contributed $31,000, $40,000 and $42,000, respectively, to the 401k Plan.

  Employee Stock Ownership Plan

     The Company terminated its Employee Stock Ownership Plan (the "ESOP") on December 1, 1995. During 1995 and 1994, the Company made contributions to the ESOP of $77,000 and $130,000, respectively.


Note 15:  Commitments and Contingencies

  Lending and Letter of Credit Commitments

     In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1996 and 1995, the Bank had outstanding loan commitments, which had primarily adjustable rates, totaling approximately $9.6 million and $5.9 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $9.6 million and $9.8 million at December 31, 1996 and 1995, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

page

  Litigation

     Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time a party to legal actions. Based upon information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the ultimate liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.


Note 16:  Related Party Transactions

  Loans

     In the ordinary course of business, the Bank may extend credit to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. As of December 31, 1996, there were no loans outstanding to such individuals, and, as of December 31, 1995, there were $5,000 of loans outstanding to such individuals.


  Bank of San Francisco Building Company (BSFBC)

     During the third quarter of 1995, the Bank acquired all of the outside limited partnership interests in BSFBC for a total of $3.3 million. The purchase price of those interests in excess of book value was $525,000 and is being amortized over the life of the underlying lease, including extensions, through 2035 using the straight line method.

     The acquisition was accounted for by the purchase method. The consolidated financial statements include the accounts of BSFBC. The Company's consolidated operating results include the operations of BSFBC beginning July 1, 1995. As of the acquisition date, the assets included leasehold improvements and leasehold interest totaling $5.5 million and cash equivalents and investment securities totaling $1.3 million. The liabilities included other borrowings which were used to finance the acquisition of the leasehold interest in 1986. The borrowings were repaid on October 31, 1995.

     As of December 31, 1996, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $5.3 million, leasehold interest totaling $1.8 million, premium paid to acquire BSFBC totaling $485,000, and furniture and equipment totaling $446,000.

     Prior to 1995, the Company accounted for its investment in BSFBC using the equity method. The Bank's equity in the operating results of BSFBC in 1995 and 1994 were earnings of $48,000 and a loss of $264,000, respectively. Such income is included in the Bank's other income in the Company's Consolidated Financial Statements.


Note 17:  Fair Value of Financial Instruments

     The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

page

     The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                   1996                   1995
                              Carrying    Fair    Carrying      Fair
(Dollars in Thousands)         Amount     Value    Amount      Value

Financial Assets:
  Cash and cash equivalents   $ 15,626 $ 15,626   $42,814    $42,814
  Investment securities         35,961   35,866     7,168      7,168
  Loans, net                    37,909   40,030    47,116     48,642

Financial Liabilities:
  Deposits                      91,166   91,166   105,673     105,673

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1996 and 1995:

Cash and Cash Equivalents: Current carrying amounts approximate estimated fair value. Due to the short term nature of time deposits with other financial institutions (original maturities of 90 days or less), current carrying amounts approximate market.

Investment Securities Held-to-Maturity and Available-for-Sale: For securities held-to-maturity and available-for-sale, quoted market prices and/or third party dealer quotes were used to determine fair value.

Loans Receivable: The carrying amount of loans is net of unearned fee income and allowance for loan losses. The fair value of loans was calculated by discounting cash flows expected to be received through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The credit and interest rate risk inherent in the loans, was estimated by segmenting the portfolio into categories based on collateral type, fixed or adjustable interest rate, maturity, estimated credit risk, and accrual status. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending factors.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1996. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Off Balance Sheet Instruments: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the face value of commitment fees collected.

page

Note 18:  The San Francisco Company

     Condensed statements of financial condition and operations of the Company at December 31 are as follows:

Condensed Statements of Financial Condition

(Dollars in Thousands)                               1996       1995

Assets:
  Cash and short term investments                $     304  $    157
  Investment in subsidiary                          10,813     6,885
  Other assets                                           2        70
  Total assets                                   $  11,119  $  7,112

Liabilities:
  Other liabilities                              $      55  $    232
  Total liabilities                                     55       232

Stockholders' equity                                11,064     6,880
  Total liabilities and shareholders' equity     $  11,119  $  7,112


Condensed Statements of Operations

(Dollars in Thousands)                             1996     1995    1994

Income:
  Interest earned                                $    4  $     9  $     51
  Other Income                                       --        1        33
  Total income                                        4       10        84

Expense:
  Other expense                                       6       69       109
  Total expense                                       6       69       109
Franchise taxes (benefit)                          (258)     153       142

Income (loss) before equity in undistributed
 net income (loss) of subsidiary                    256     (212)     (167)
Equity in undistributed net
     income (loss) of subsidiary                    446      548   (32,869)
  Net income (loss)                              $  702   $  336  $(33,036)


page

Condensed Statements of Cash Flows

(Dollars in Thousands)                        1996      1995       1994

Cash Flows from Operating Activities:
  Net income (loss)                        $   702   $   336   $(33,036)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
  Equity in undistributed net
    (income) loss of subsidiary               (446)     (548)    32,869
Net cash flows provided by
  (used in) operating activities               256      (212)      (167)

Cash Flows used in investing activities:
  Investment in Bank                        (3,500)   (4,700)   (17,000)
  Proceeds from sale of other
     real estate owned                          --        85         --
  Net decrease in other assets                  68        61        136
Net cash used in investing activities       (3,432)   (4,554)   (16,864)

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock      3,500     4,300         --
  Proceeds from sale of Common Stock            --        --     17,560
   Net decrease in other liabilities          (177)      (33)      (122)
Net cash provided by financing activities    3,323     4,267     17,438

Increase (decrease) in cash and
  cash equivalents                             147      (499)       407
Cash and cash equivalents at beginning of year 157       656        249
Cash and cash equivalents at end of year   $   304   $   157    $   656


Note 19:  Quarterly Information (Unaudited)

     The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1996, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

(Dollars in Thousands Except Per Share data)

                                           1996 Quarters Ended
                                     March 31  June 30   Sept. 30   Dec. 31

Interest income                        $1,853   $1,820     $1,759    $1,809
Interest expense                          865      782        748       732
Net interest income                       988    1,038      1,011     1,077

Non-interest income                       463      432        308       454
Non-interest expense                    1,339    1,268      1,288     1,433
Income before income taxes                112      202         31        98
Provision (benefit) for taxes               4        6       (272)        3
  Net income                           $  108   $  196     $  303     $  95

Earnings per common share:
  Primary                               $0.02    $0.03      $0.05     $0.02
  Fully diluted                          0.01     0.01       0.01      0.00

page

(Dollars in Thousands Except Per Share data)

                                              1995 Quarters Ended
                                   March 31  June 30   Sept. 30   Dec. 31

Interest income                      $2,902   $2,776     $2,722    $2,291
Interest expense                      1,097    1,152      1,161     1,005
Net interest income                   1,805    1,624      1,561     1,286

Provision for loan losses                --      500         --        --
Non-interest income                     771      789        562       399
Non-interest expense                  2,470    1,753      1,962     1,623
Income before income taxes              106      160        161        62
Provision for taxes                      38       40         37        38
  Net income                         $   68   $  120     $  124     $  24

Earnings per common share:
  Primary                             $0.01    $0.02      $0.02     $0.00
  Fully-diluted                        0.01     0.01       0.01      0.00


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

page

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The following is a list of directors of the Company, their occupations for the previous five years, ages and their lengths of service as a director. Except as stated below, no director of the Company is a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended. Except for the Bank, none of the corporations or organizations discussed below is an affiliate of the Company. No director or executive officer of the Company or the Bank has any family relationship with any other director or executive officer of the Company or director or executive officer of the Bank.

JAMES E. GILLERAN. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Gilleran has served as the Chairman and Chief Executive Officer of the Company and the Bank since October 1994. He served as Superintendent of Banks for the state of California from 1989 to 1994. At December 31, 1996, Mr. Gilleran was 63 years of age and he had been serving as a director of the Company and the Bank since 1994.

JOHN McGRATH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. McGrath has served as President, Chief Operating Officer and Chief Credit Officer of the Bank since November 1995 and as President of the Company since January 1997. He served as President and Chief Executive Officer of Sacramento First National Bank from 1982 to 1995. At December 31, 1996, Mr. McGrath was 54 years of age and had been serving as a director and officer of the Bank since 1995 and as a director of the Company since January 1997.

PETER FOO. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Foo has been the President of Peninsula Holdings Inc. since 1993. He was co-owner of Ampac Trading (USA) Co. from 1980 to 1993. At December 31, 1996, Mr. Foo was 49 years of age and he had been serving as a director of the Company since August 1996 and the Bank since February 1996.

KENT D. PRICE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Price has served as Executive Vice President of IBM since September 1994. Mr. Price was the Chairman and Chief Executive Officer of the Company and the Bank from September 1993 to August 1994. He served as Executive Vice President, Private Banking and Corporate Development of Bank of America from 1991 to 1993; and Chief Financial Officer and Executive Vice President of Bank of New England Corporation from 1990 to 1991. At December 31, 1996, Mr. Price was 53 years of age and he had been serving as a director of the Company since 1993. Mr. Price was also a director of the Bank from 1993 to 1994.

JACKSON SCHULTZ  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Schultz is a retired banker who has provided consulting services to Wells Fargo Bank for more than five years through 1996. Prior to consulting, Mr. Schultz served as a Senior Vice President of Wells Fargo Bank. At December 31, 1996, Mr. Schultz was 71 years of age and he had been serving as a director of the Company and the Bank since February 1996.

page

WILLARD D. SHARPE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Sharpe is a retired economist who, at the time of his retirement in 1987, served as a Vice President of Chase Manhattan Bank and as that bank's chief economist for Asia. In addition, since 1993, Mr. Sharpe has been a Vice President of two privately held companies involved in efforts to explore prospects for investment in Vietnam. At December 31, 1996, Mr. Sharpe was 73 years of age and he had been serving as a director of the Company and the Bank since 1993.

GORDON B. SWANSON  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Swanson has been Vice President of Real Estate with Levi Strauss & Company since 1993. He served as President of G. B. Swanson & Co., a real estate advisory firm from 1991 to 1992. Mr. Swanson has served as Director Emeritus of the San Francisco Chamber of Commerce since 1986 and served as Managing Director of Jones Lang Wootton U.S.A., a commercial real estate investment company, from 1989 to 1991. At December 31, 1996, Mr. Swanson was 52 years of age and he had been serving as a director of the Company and the Bank since 1985.

NICHOLAS UNKOVIC . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Unkovic has been a partner of the law firm of Graham &
  James, LLP for more than five years.  At December 31, 1996, Mr.
  Unkovic was 45 years of age and he had been serving as a director of the Company since 1994 and as a director of the Bank since May 1996.

GARY WILLIAMS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Mr. Williams has served as the Dean of the McLaren School of Business at the University of San Francisco since 1986. At December 31, 1996, Mr. Williams was 64 years of age and he had served as a director of the Company since April 1996 and the Bank since March 1996.

Executive Officers and Other Significant Officers (the "Named
Executives")

  Each executive officer is selected annually by the Board of Directors pursuant to provisions of the bylaws of the Company and the Bank. In addition, the Company and the Bank periodically enter into employment agreements with certain executive officers. See "Employment and Separation Agreement" below. The following is a list of executive officers of the Company and/or the Bank (the "Named Executives"), their occupations for the previous five years, ages and the lengths of service as an officer.

JAMES E. GILLERAN. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  (See position description of Mr. Gilleran's position with the Company and the Bank, and his background under the heading
  "Directors").

JOHN McGRATH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  (See position description of Mr. McGrath's position with the Company and the Bank, and his background under the heading
  "Directors").

JOANNE GREENWOOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Ms. Greenwood has served as Executive Vice President and Chief Administrative Officer of the Bank, and Secretary of the Bank and the Company since March 1996. She served as Executive Vice President and Chief Financial Officer of Sacramento First National Bank from 1982 to 1995. At December 31, 1996, Ms. Greenwood was 55 years of age.

page

KEARY COLWELL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Ms. Colwell has served as Executive Vice President and Chief Financial Officer of the Bank since April 1996 and of the Company since January 1997. Ms. Colwell had held other senior positions with the Company and the Bank since 1992. Prior to joining the Company and the Bank, she served as Vice President at First Nationwide Bank from 1988 to 1992. At December 31, 1996, Ms. Colwell was 37 years of age.

Compliance with Reporting Requirements of Section 16

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers and any persons holding ten percent (10%) or more of the Company's Common Stock are required to report their ownership of any class of stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established, and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during and with respect to the fiscal year ended December 31, 1996, all reporting persons filed reports on a timely basis, except that a Form 4, Statement of Changes in Beneficial Ownership, from Mr. Putra Masagung, the Company's majority shareholder, with respect to the purchase of 75,000 shares of Series D Preferred Stock in June 1996 which was filed ten (10) days late, and a Form 4 and Form 5, Annual Statement of Changes in Beneficial Ownership, from Mr. Steven Champion, a former director, with respect to options to acquire 517,687 shares of Common Stock with a weighted average exercise price of $0.34 granted pursuant to the 1993 Amended and Restated Stock Option Plan in December 1996, which the Company has no record of being filed.


ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

     Decisions on the compensation of the Company's and the Bank's executives are generally made by the four-member Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are members of the Board of Directors of the Company and/or Executive Officers. All decisions by the Personnel/Compensation Committee relating to the compensation of the Company's and the Bank's executive officers are reviewed by the Company's and the Bank's full Boards of Directors, except for decisions about awards under certain of the Company's stock-based compensation plans, which are made solely by the Committee in order for the grants or awards under such plans to satisfy Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Set forth below is a report of the Personnel/Compensation Committee addressing the Company's compensation policies for 1996 as they affected the Named Executives of the Company and the Bank serving at the end of 1996, whose compensation in 1996 is shown in the "Executive Compensation Tables" below.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The voting members of the Company's Personnel/Compensation
Committee, which during 1996 consisted of Mr. Schultz, Mr. Unkovic, Mr. Williams, and Mr. Sharpe, make decisions with respect to the compensation of the Named Executives. There are no director interlocks.

Board of Directors' Fees

     The Company and the Bank pay director fees to each non-employee Director for attendance at Board meetings and Committee meetings which are held monthly. The combined fee for attendance at a Board meeting of the Company and the Bank is $750 per meeting. The Chairman of each committee receives $300 and each member receives $200 for each committee meeting attended.

page

Compensation Philosophy

     The Company and the Bank experienced significant financial losses from 1991 to 1994, and during 1995 and 1996 were in the midst of a turnaround. In connection therewith, the Named Executives were required to devote a substantial and unusual amount of time and effort in dealing with non-performing assets, raising new capital, responding to regulatory concerns and implementing changes in operating systems and controls. Consequently, the use of traditional corporate performance measures such as earnings per share or increases in book value to determine executive compensation was not considered to be in the Company's best interests. Therefore, there was no direct relationship in 1995 or 1996 between executive compensation and the Company's financial performance, either as compared to the Company's prior performance or as compared to the banking companies with which the Company competes for executive talent. Instead, the 1995 and 1996 executive compensation programs of the Bank were designed to provide compensation which would allow the Bank to attract and retain talented and experienced executives necessary for management of the Bank's turnaround program. The focus of the executive compensation program was on base salary, although some effort was made to provide longer term incentives through the grant of stock options. See "Employment and Separation Agreements" below for additional discussion on employment contracts. None of the Named Executives received a cash bonus, while serving as an executive, in 1995 or 1996.

     The voting members of the Personnel/Compensation Committee either approved or recommended to the Board of Directors payment amounts and award levels for all executives of the Bank including the Named Executives.

     Going forward, in addition to the philosophies described above, the Committee will also be guided by the terms of the Orders in setting executive compensation. The Orders provides that, without the prior written approval of the FDIC, the Bank may not
(a) pay a bonus to an executive officer, or (b) provide compensation to an executive officer at a rate exceeding his or her average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 calendar months preceding the months in which the Bank first became undercapitalized.

page

Executive Compensation Tables

     Summary of 1994-1996 Compensation. The following table sets forth the annual compensation, long-term compensation and other compensation paid to each of the Named Executives. Compensation is listed as of December 31, 1996, 1995 and 1994.

                        SUMMARY COMPENSATION TABLE


                        Annual compensation   Long term compensation
                                                     Awards

                                     Other                          All
                                     annual   Restricted            other
                                     compen-  stock                 compen
Name and            Salary  Bonus    sation   award(s)   Options/   -sation
 principal
  position    Year   ($)     ($)     ($)(1)    ($)       SARs(#)(2)  ($)
   (a)         (b)     (c)   (d)       (e)     (f)         (g)       (i)
Chairman/CEO
James         1996  235,425    0         0         0     1,276,637      0
E.            1995  262,507    0         0         0             0      0
Gilleran      1994   51,681    0       7,936       0       313,639      0

President/    1996  169,209    0      14,756       0       318,055      0
COO/CCO-Bank  1995        0    0      11,308       0             0      0
John McGrath  1994        0    0           0       0             0      0

EVP/CAO       1996   90,000    0      29,078       0             0      0
Joanne        1995        0    0           0       0             0      0
Greenwood     1994        0    0           0       0             0      0

EVP/CFO       1996  127,000    0           0       0             0      0
Keary         1995  120,000    0           0       0             0      0
Colwell       1994   85,105    0           0       0             0      0

(1) "Other annual compensation" consists solely of consulting fees paid for consulting services prior to formal appointment into designated positions.

(2) These options were granted pursuant to the employment agreements described below. The options have an exercise price range of between $0.34 and $5.68, the fair market value of the underlying stock at the time of grant.

Employment and Separation Agreements

     Employment Agreement of Mr. Gilleran. The Company and the Bank entered into an employment agreement with Mr. Gilleran dated October 1, 1994 which provided, among other things, for Mr. Gilleran to receive an annual salary of at least $250,000 per year, payable in accordance with the Bank's usual payment practices. Mr. Gilleran's annual base salary will be increased to $300,000 upon the conclusion of the Company's third consecutive profitable quarter (which has occurred), subject to regulatory approval (which has not yet been obtained). In addition, the employment agreement provides for an annual cash performance bonus of between 0% and 100% of base salary, and a special incentive one-time bonus of $150,000 at such time as the condition of the Company and the Bank are deemed satisfactory. The employment contract expires on September 30, 1998.

     The agreement provides that the Board of Directors shall grant Mr. Gilleran options under the Amended and Restated 1993 Stock Option Plan (formerly the 1993 Executive Stock Option Plan) to acquire shares of the Company's Class A Common Stock (the "Common Stock") equal to 5% of the fully-diluted shares of the Common Stock, with additional anti-dilution options to be granted in the future as necessary to maintain the 5% interest until after the next public offering of the Company's Common Stock. The exercise price of subsequent anti-dilution options would be at then-current fair market value per share of the Common Stock or the price per share for the Common Stock issued to others in a public offering of the Company's Common Stock.

page

     As of December 31, 1996, Mr. Gilleran holds options to purchase 313,639 shares of the Common Stock with an exercise price of $5.68 per share, options to purchase 184 shares of the Commons Stock with an exercise price of $4.50 per share, and options to purchase 1,276,453 shares of the Common Stock with an exercise price of $0.34 per share. Except for certain anti-dilution options, the options granted to Mr. Gilleran, vest over a three-year period, with one-third vesting on each anniversary date of the employment agreement except that if the Company closes a public offering of Common Stock all options will vest. As of December 31, 1996, his options are 66.6% vested.

     Under the employment agreement, Mr. Gilleran is indemnified by the Company and the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreement. Subject to certain limitations, Mr. Gilleran is also indemnified by the Company and the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring after the execution of the employment agreement, unless such liability or expense is due to his bad faith or gross negligence.


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

     The agreement provides that the Board of Directors shall grant Mr. McGrath options under the Amended and Restated 1993 Stock Option Plan (formerly the 1993 Executive Stock Option Plan) to acquire shares of the Company's Common Stock equal to 1% of the fully-diluted shares of the Common Stock, with additional anti-dilution options to be granted in the future as necessary to maintain the 1% interest until after the next public offering of the Company's Common Stock. The exercise price of subsequent anti-dilution options would be at then-current fair market value per share of the Common Stock or the price per share of the Common Stock issued to others in a public offering of the Company's Common Stock.

     As of December 31, 1996, Mr. McGrath holds options to purchase 318,055 shares of the Common Stock with an exercise price of $0.34 per share. Except for certain anti-dilution options, the options granted to Mr. McGrath, vest over a three-year period, with one-third vesting on each anniversary date of the employment agreement except that if the Company closes a public offering of Common Stock all options will vest. As of December 31, 1996, one third of his options are vested.

     Under the employment agreement, Mr. McGrath is indemnified by the Bank from any liability or expense arising as a result of actions taken by the Bank or the Company, or events relating to the business of the Bank or the Company, occurring prior to the execution of the employment agreement. Subject to certain limitations, Mr. McGrath is also indemnified by the Bank from any liability or expense arising as a result of actions taken by the Bank or the Company, or events relating to the business of the Bank or the Company, occurring after the execution of the employment agreement, unless such liability or expense is due to the his bad faith or gross negligence.

     Separation Agreements with Certain Former Executive Officers of the Bank. During 1994, certain executive officers resigned from their employment with the Bank. Effective September 16, 1994,
Mr. Price resigned as Chairman and Chief Executive Officer of the Bank and the Company. Effective November 1, 1994, Mr. Champion, a former director, resigned as Vice Chairman and Chief Financial Officer of the Bank and the Company.

     The separation agreements with Messrs. Price and Champion provide for the termination of prior employment agreements with them. In consideration for the termination of such employment agreements, the Board of Directors granted each of Messrs. Price and Champion options under the Amended and Restated 1993 Stock Option Plan to acquire shares of the Company's Common Stock equal to 1% and 2%, respectively, of the fully-diluted shares of the Common Stock, with additional anti-dilution options to be granted in the future as necessary to maintain the 1% and 2% interest, respectively, until after the next public offering of the Company's Common Stock. The exercise price of subsequent anti-dilution options would be at the then-current fair market value per share of the Common Stock or the price per share of the Common Stock issued to others in a public offering of the Company's Common Stock.

page

     As of December 31, 1996, Mr. Price holds options to purchase 318,055 shares of the Common Stock with an exercise price of between $0.34 and $5.68 per share, and Mr. Champion holds options to purchase 636,109 shares of the Common Stock with an exercise price of between $0.34 and $5.68 per share. The options granted to Messrs. Price and Champion are fully vested.

Other Employee Benefit Plans

     401(k) Profit Sharing Plan. In 1986, the Company established a 401(k) Profit Sharing Plan (the "Plan") which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Plan permits each participating employee with six months of service to contribute to the Plan through payroll deductions (the "salary deferral contributions") of from 2% to 16% of the participant's eligible compensation from the Company and its subsidiaries, thereby deferring taxes on all or a portion of these amounts. Under the Plan, the Company currently will match a participant's tax deferred contributions by an amount equal to 100% of such contribution for each year, except that the matching contribution by the Company for the participant may not exceed 2% of the participant's eligible compensation for that year.

     The Company may also make additional contributions to the Plan in such amounts as may be determined by the Company's Board of Directors. Any such additional contributions are allocated among Plan participants based upon their compensation levels. The Company's contribution vests 100% after a participant has completed five years of participation in the Plan, with vesting of 20% per year for each of years one through five. In addition, the Company's contribution vests upon a participant's retirement at age 65 or upon a participant's death or permanent disability. Participants are entitled to receive their salary deferral contributions and vested benefits under the Plan upon termination of employment, retirement, death or disability. Participants have the right to allocate their salary deferral contributions among six different investment funds.

     Amended and Restated 1993 Stock Option Plan. Awards under the Amended and Restated 1993 Stock Option Plan are made to both directors and officers. The awards for officers are discretionary and based on the performance of the Company, the officer's job performance, the importance of his or her position, and his or her contribution to the organization's goals for the award period. In 1996, grants totaling 2,522,689 were made. No grants were made in 1995. In 1994, grants totaling 511,822 were made.

page

     The following table shows grants under the Amended and Restated 1993 Stock Option Plan for the individuals and groups set forth below:


Name and Positions
                                                       Number of Shares of
                                                       the Common Stock
                                                       Underlying Options
                                                       Granted Through
                                                       December 31, 1996


James E. Gilleran
     Director of the Company and the Bank              1,590,276

John McGrath
     Director of the Bank                                318,055

Kent D. Price
     Director of the Company and the Bank                318,055

Peter Foo (1)
     Director of the Company and Bank                     26,438

Nicholas Unkovic (1)
     Director of the Company and Bank                     27,315

Willard D. Sharpe (1)
     Director of the Company and Bank                     30,138

Gordon B. Swanson (1)
     Director of the Company and Bank                     30,138

Jackson Schultz (1)
     Director of the Company and Bank                     26,438

Gary G. Williams (1)
     Director of the Company and Bank                     26,438

Named Executives Group (two persons)                   1,908,331

Outside Director Group (seven persons)                   484,960

_____________________
(1) Each outside director not covered by an existing contract has been granted options to acquire 26,438 shares of the Common Stock at a price of $0.34 effective October 1, 1996. These options will vest over three years based on seniority with Messrs. Swanson and Sharpe being fully vested, Mr. Unkovic 75% vested and Messrs. Foo, Schultz and Williams 25% vested.

page

     The following table sets forth the options granted to the Named Executives during 1996:




           Number of      % of Total
           Securities     Options/SARs
Name and   Underlying     Granted to    Exercise or             Grant Date
principal  Options/SARs   Employees in  Base Price  Expiration  Present
position   Granted(#)     Fiscal Year   ($/Share)   Date        Value ($)(1)
  (a)        (b)            (c)           (d)         (e)         (f)
Chairman/         184             0.0%       $4.50     4/1/2004          $0
CEO             3,452             0.2         0.34   11/27/2005         311
James E.        8,716             0.5         0.34    10/1/2006         784
Gilleran    1,264,285            79.3         0.34   12/18/2006     113,786

President/     63,455             4.0         0.34   11/27/2005       5,711
COO/CCO-Bank    1,742             0.1         0.34    10/1/2006         157
John McGrath  252,858            15.9         0.34   12/18/2006      22,757

     (1) The Company used the Black-Scholes option pricing model assuming a risk free interest rate of 6.17%, an expected life of five years, no expected dividend yield and a volatility factor of less than one.


     The following table sets forth the unexercised options held as of December 31, 1996 and options exercised during 1996 by the Named
Executives:


                                      Number of
                                      Securities        Value of
                                      Underlying        Unexercised In-
                                      Unexercised       the-Money
                                      Options/SARs at   Options/SARs at
Name and     Shares                   Fiscal Year end   Fiscal Year end($)
principal    Acquired on  Value       (Exercisable/Un-  (Exercisable/Un-
Position     Exercise     Realized($) exercisable)(#)   exercisable)($)
   (a)         (b)          (c)              (d)              (e)

Chairman/
CEO - James       --            --       1,051,950/          $75,857/
E. Gilleran       --            --         538,326            39,024

President/
COO/CCO-Bank      --            --         105,438            $9,489/
John McGrath      --            --         212,617            19,136

page

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following sets forth information regarding the beneficial ownership of the Common Stock by Mr. Putra Masagung, executive officers and directors, and by all other shareholders as December 31, 1996. The address of Mr. Masagung is 55 MH Thamrin, Jakarta, Indonesia.


                                        Directors and
                         Mr. Putra      Executive        All
                          Masagung      Officers(1)      Others
Common Shares            28,086,126          2,938      686,931

Percentage ownership           97.6%           0.0%         2.4%

     (1) Does not include options granted pursuant to the Amended and Restated 1993 Stock Option Plan (see "Item 11 - Executive Compensation - Other Employee Benefits"). If all such options were exercised, the shares held by such directors and executive officers would represent 9.5% of the outstanding shares of Common Stock.

     The following sets forth information regarding the beneficial ownership of the Series B Preferred Stock as December 31, 1996.

                                   Number of Shares   Percentage
                                   Beneficially           of
                                         Owned          Class
     Gordon Swanson                     7,200           45.4%

     John Volckman                      3,500           22.0

     All directors and current
      executive officers as a group     7,200           45.4


     The address of Mr. Volckman is 497 Walsh Road, Atherton,
California 94027, and the address of Mr. Swanson for the purpose of his ownership of the Series B Preferred stock is the principal executive office of the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     The Bank has had and expects to continue to have banking transactions with many of the directors and executive officers of the Company and the Bank (and their associates). Loans by the Bank to any director or executive officer of the Company or any of its subsidiaries (or any associate of such persons) have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and should not involve more than the normal risk of collection or present other unfavorable features. Loans by the Bank to any director, executive officer or principal stockholder of the Company or any of its subsidiaries (as such persons are defined by regulation) are subject to limitations under California and federal law. Among other things, a loan by the Bank to a director, executive officer, or principal stockholder of the Company or any of its subsidiaries must be on non-preferential terms and, if all loans to a given person exceed $25,000, such loans must be approved in advance by the Bank's Board of Directors. The Bank had no such loans outstanding as of December 31, 1996.

     The Company and the Bank have engaged the law firm of Graham
& James, LLP to perform the function of General Counsel. Total fees paid to Graham & James, LLP in 1996 for legal services rendered were $150,672. Mr. Unkovic, a director of the Company and the Bank, is a partner with Graham & James, LLP.


page

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

     Under their employment agreements, Messrs. Gilleran and McGrath would be indemnified by the Company and/or the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreements. See Item 11 - "Employment and Separation Agreements" for additional information on indemnification agreements.

     In 1993, the Bank entered into an indemnification agreement with Mr. Thayer Prentice, former Chairman of the Board, President and Chief Executive Officer of the Company and the Bank. The Bank obtained an irrevocable standby letter of credit in the amount of $300,000 issued by Transpacific National Bank on behalf of Thayer T. Prentice as collateral for the Bank's obligations under its indemnification agreement. The indemnification agreement expires August 31, 1997.

page

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   All financial statements.

          See Index to Financial Statements on page 28.

     2.   Financial Statement Schedules

          All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated
          Financial Statements or the notes thereto.

     3.   List of Exhibits (numbered in accordance with Item 601 of
          Regulation S-K):

     Exhibit Number                               Exhibit

     3.1 Certificate of Incorporation of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)
     3.2 Agreement and Plan of Merger of Bank of San Francisco (Delaware) Holding Company, a Delaware corporation and Bank of San Francisco Company Holding Company, a California Corporation, dated June 24, 1988 (1)
     3.3 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 22, 1989 (1)
     3.4 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated September 21, 1989 (1)
     3.5 Bylaws of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)
     3.6 First Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated July 19, 1989 (1)
     3.7 Second Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated June 6, 1990 (1)
     3.8 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 23, 1994 (4)
     3.9 Amended and Restated Certificate of Incorporation of The San Francisco Company, dated May 23, 1994 (4)
     3.10 Certificate of Amendment of Certificate of Incorporation or The San Francisco Company, dated December 18, 1996(7)
     4.1 Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 8% Series B Convertible Preferred Stock of Bank of San Francisco Company Holding Company, dated July 28, 1988 (1)
     4.2 Amended Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 7% Series B Convertible Preferred Stock of Bank of San Francisco Company Holding Company, dated October 7, 1988 (1)
     4.3 Certificate of Correction of Certificate of Incorporation, dated June 18, 1990 (1)
     10.2 Lease dated November 1, 1960 between The Lurie Company and Bank of America, with respect to premises at 550 Montgomery Street (2)
     10.3 Consent to Assignment of Lease, dated October 8, 1986, between The Lurie Company and Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)
     10.4 Assignment of Lease, dated October 17, 1986, by Bank of America to Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)
     10.7 Letter Agreement with the Board of Governors of the Federal Reserve Board, dated April 21, 1989 (1)
     10.9 Bank of San Francisco Company Holding Company 401(k) Profit Sharing Plan (3)
     10.18 Employment Agreements dated October 1, 1994 between Mr. Gilleran and The San Francisco Company and the Bank of San Francisco. (5)
     10.19 Employment Agreements dated November 27, 1995 between Mr. John McGrath and the Bank of San Francisco(6)
     10.20 Subscription Agreement dated as of February 26, 1996 between The San Francisco Company and Putra Masagung (6)
     10.21     Amended and Restated 1993 Stock Option Plan (7)
     11.1 Computation of Earnings Per Share
     21   Subsidiaries of registrant (3)

___________________________
     Footnotes to List of Exhibits:
     *    Indicates filed herewith.
     (1)  Incorporated by reference from the Form S-2 (Registration No.
          33-34985).
     (2) Incorporated by reference from the Form 10-K for the year ended December 31, 1986.
     (3) Incorporated by reference from Form 10-K for the year ended December 31, 1990.
     (4) Incorporated by reference from Proxy Statement for the Special Meeting of Stockholders' held on May 23, 1994.
     (5) Incorporated by reference from Form 10-K for the year ended December 31, 1994.
     (6) Incorporated by reference from Form 10-K for the year ended December 31, 1995.
     (7) Incorporated by reference from Proxy Statement of the 1996 Annual Meeting of Stockholders' held on December 18, 1996.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

          None

page
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         The San Francisco Company


 /s/ James E. Gilleran    Chairman of the Board and        March 31, 1997
James E. Gilleran           Chief Executive Officer
                         (Principal Executive Officer)


 /s/ Keary L. Colwell     Executive Vice President         March 31, 1997
Keary L. Colwell            Chief Financial Officer
                         (Principal Accounting Officer)

page

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                         Date


 /s/ James E. Gilleran        Chairman of the Board and      March 31, 1997
James E. Gilleran              Chief Executive Officer
                            (Principal Executive Officer)


 /s/ John McGrath             President and                  March 31, 1997
John McGrath                   Director



 /s/ Willard D. Sharpe         Director                      March 31, 1997
Willard D. Sharpe



 /s/ Gordon B. Swanson         Director                      March 31, 1997
Gordon B. Swanson



 /s/ Kent D. Price             Director                      March 31, 1997
Kent D. Price



 /s/ Nicholas C. Unkovic       Director                      March 31, 1997
Nicholas C. Unkovic



 /s/ Jackson L. Schultz        Director                      March 31, 1997
Jackson L. Schultz



/s/ Gary Williams              Director                      March 31, 1997
Gary Williams



/s/ Peter Foo                  Director                       March 31,1997
Peter Foo

page

                                  EXHIBIT 11.1

Calculation of Earnings Per Share

          The following table provides the earnings per share calculations for the years ended December 31, for each of the periods shown:

                                             1996        1995        1994

Primary earnings (loss) per share:
Net income (loss) (in thousands)            $ 702       $ 336    $(33,036)

Weighted average Common Shares
  outstanding                           5,829,035   5,765,985   3,078,303

Net income (loss) per common
  and common equivalent share               $0.12       $0.05     $(10.73)


Fully-diluted earnings (loss) per share:
Net income (loss) (in thousands)            $ 702       $ 336    $(33,036)

Weighted average Common Shares
  outstanding                           5,829,035   5,765,985   3,078,303
Common stock equivalents - dilutive    17,944,066   3,645,061          --
  Total weighted average common
  and common equivalent shares         23,773,101   9,411,046   3,078,303

Net income (loss) per Common
  and Common equivalent share               $0.03       $0.03     $(10.73)