Form 10-Q
period 1997-03-31
SAN FRANCISCO CO
filed 1997-05-06
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997

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

                    Yes X                No

The Registrant had 28,775,995 shares of Class A Common Stock outstanding on May 1, 1997.

page

                 The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                            Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At March 31, 1997 and December 31, 1996 . . . . . . 1

          Consolidated Statements of Operations
           For the Three Months Ended March 31, 1997 and 1996. 2

          Consolidated Statements of Changes in Shareholders'
           Equity For the Three Months Ended March 31, 1997
            and 1996. . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1997 and 1996. 4

          Notes to Consolidated Financial Statements . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . .  . . . . . . 6


Part II - Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . .13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . .13

Item 4.   Submission of Matters to a Vote of Security Holders.13

Item 5.   Other Information. . . . . . . . . . . . . . . . . .13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .14

page

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                   March 31, 1997 and December 31, 1996

                                            (Unaudited)
                                             March 31,    December 31,
(Dollars in Thousands
Except Per Share Data)                          1997           1996

Assets:
Cash and due from banks                     $   2,857      $   3,701
Federal funds sold                             20,500         11,925
  Cash and cash equivalents                    23,357         15,626
Investment securities held-to-maturity
 (Market: 1997 $6,567; 1996 $6,848)             6,722          6,943
Investment securities available-for-sale       26,506         28,348
Federal Home Loan Bank stock, at par              681            670

Loans                                          41,399         43,762
Deferred loan fees                               (258)          (190)
Allowance for loan losses                      (5,924)        (5,663)
  Loans, net                                   35,217         37,909
Other real estate owned                         3,770          5,133
Premises and equipment, net                     7,997          8,059
Interest receivable                               553            758
Other assets                                      396            555
  Total Assets                               $105,199       $104,001

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                $ 19,857       $ 16,505
Interest bearing deposits                      72,480         74,661
  Total deposits                               92,337         91,166
Other liabilities and interest payable          1,887          1,771
  Total liabilities                            94,224         92,937

Shareholders' Equity:
Preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1997 and
   1996 - 15,869                                  111            111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding -1997 and
      1996 - 28,775,995                           288            288
Additional paid-in capital                     77,841         77,841
Retained deficit                              (66,961)       (67,099)
Unrealized loss on securities
   available-for-sale                            (304)           (77)
  Total shareholders' equity                   10,975         11,064
  Total Liabilities and
       Shareholders' Equity                  $105,199       $104,001

See accompanying notes to unaudited consolidated financial statements.

page

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
                Three Months Ended March 31, 1997 and 1996
                                (Unaudited)

                                                              March 31,
(Dollars in Thousands Except Per Share Data)            1997           1996
Interest income:
  Loans                                               $ 1,123        $1,144
  Investments                                             746           701
  Dividends                                                12             8
  Total interest income                                 1,881         1,853
Interest expense:
  Deposits                                                697           865
  Other borrowings                                         --            --
  Total interest expense                                  697           865

Net interest income                                     1,184           988
Provision for loan losses                                  --            --
Net interest income after provision for loan losses     1,184           988

Non-interest income:
  Stock option commissions and fees                       354           355
  Real estate rental income                               244           207
  Service charges and fees                                 99           106
  Gain on sale of other assets                            222            85
  Other income                                             22            10
  Total non-interest income                               741           963

Non-interest expense:
  Salaries and related benefits                           908           908
  Occupancy expense                                       304           308
  Data processing                                         115            43
  Professional fees                                       100           173
  Corporate insurance premiums                             61            95
  Property taxes                                           40            42
  FDIC insurance premiums                                  39            63
  Other operating expenses                                215           207
  Total non-interest expense                            1,782         1,839
Income before income taxes                                143           112
Provision for income taxes                                  5             4
  Net Income                                          $   138       $   108

Income per common share:
  Primary:    Net income                               $ 0.00        $ 0.02
              Weighted average shares outstanding  28,775,995     5,765,978

  Fully Diluted:   Net income                          $ 0.00        $ 0.00
              Weighted average shares outstanding  28,775,995    18,458,905

See accompanying notes to unaudited consolidated financial statements.

page

                  The San Francisco Company and Subsidiaries
        Consolidated Statements of Changes in Shareholders' Equity
                Three Months Ended March 31, 1997 and 1996
                                (Unaudited)

                                                          Unrealized
                                                            Gain/
                                      Add-                (Loss) on   Total
                                      itional  Retained  Securities  Share-
                     Preferred Common Paid-in  Earnings  Available-  holders'
(Dollars in Thousands) Stock    Stock Capital  (Deficit) for-Sale    Equity

Balances at
January 1, 1996     $    4,414  $  58 $70,168  $(68,801)  $     41   $ 6,880

  Net proceeds from
   sale of stock
     and warrants        1,000     --      --        --         --     1,000
  Other                     --     --     100        --         --       100
  Depreciation in
  market value of
  securities
  available -for-sale       --     --      --        --       (157)     (157)
  Net income (three months) --     --      --       108         --       108

Balances at
March 31, 1996           5,414     58  70,268   (67,693)      (116)    7,931

  Net proceeds from
   sale of stock         2,500     --      --        --         --     2,500
  Conversion of
   preferred stock
    to common stock     (7,803)   230   7,573        --         --        --
  Appreciation in
   market value of
    securities
    available-for-sale      --     --      --        --         39        39
  Net income (nine months)  --     --      --       594         --       594

Balances at
December 31, 1996          111    288  77,841   (67,099)       (77)   11,064

  Depreciation in market
   value of securities
    available-for-sale      --     --      --        --       (227)     (227)
  Net income (three months) --     --      --       138         --       138

Balances at
March 31, 1997           $ 111 $  288 $77,841  $(66,961)  $   (304)  $10,975



See accompanying notes to unaudited consolidated financial statements.

page

                 The San Francisco Company and Subsidiaries
                    Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)


(Dollars in Thousands)                                        1997      1996

Cash Flows from Operating Activities:
Net income                                                   $ 138     $ 108
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization expense                        138       193
  Net gain on other real estate owned and real
    estate investment                                          (22)     (285)
  Decrease in interest receivable and other assets             364       316
  Increase (decrease) in interest payable and
    other liabilities                                          116      (684)
  Increase in deferred loan fees                                68        16
Net cash flows provided by (used in) operating activities      802      (336)

Cash Flows from Investing Activities:
  Proceeds from maturities of investment securities
    held-to-maturity                                           210        --
  Proceeds from maturities of investment securities
    available-for-sale                                       1,615     3,997
  Purchase of investment securities available-for-sale          --   (22,268)
  Purchase of investment securities held to maturity            --    (7,807)
  Net decrease in loans                                      2,363     9,605
  Recoveries of loans previously charged off                   261       399
  Purchases of premises and equipment                          (76)      (32)
  Sale of other real estate owned                            1,385     2,215
  Acquisition and capitalized costs of other real
   estate owned                                                 --       (39)
Net cash provided by (used in) financing activities          5,758   (13,930)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                        1,171    (3,111)
  Proceeds from the sale of preferred stock and warrants        --     1,000
Net cash used in financing activities                        1,171    (2,111)

Increase (decrease) in cash and cash equivalents             7,731   (16,377)
Cash and cash equivalents at beginning of period            15,626    42,814
Cash and cash equivalents at end of period                $ 23,357  $ 26,437


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                      $669     $ 889
Income taxes                                                     3         1

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Net transfer of loans to other real estate owned                --     1,259

See accompanying notes to unaudited consolidated financial statements.

page

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

     The data as of March 31, 1997, and for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1996 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three months ending March 31, 1997 are not necessarily indicative of the results to be expected for the entire year of 1997. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Income Per Common Share

     Primary income per common share is calculated using the weighted average number of Class A Common Shares (the "Common Stock"), par value of $0.01 per share, outstanding divided into net income. In 1996 and 1997, fully diluted income per share was calculated using the weighted average number of shares outstanding assuming the common stock equivalent of the Series D Preferred Stock divided into income per share. On December 31, 1996, all 390,000 outstanding shares of Series
D Preferred Stock were converted into 23,010,000 shares of Common Stock.

Note 4 - Dividend Restrictions

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of, and a Written Agreement dated December 14, 1994 (the "Agreement") with, the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors does not intend to declare dividends on any class of the Company's stock.

page

Note 5 - Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 128 "Earnings per Share" (the "SFAS No. 128"). Generally, SFAS No. 128 establishes standards for computing and presenting earnings per share (the "EPS") for publicly held companies, replaces Primary EPS with Basic EPS, and specifies additional disclosure requirements regarding EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's present computation of primary and fully diluted EPS.

     In February 1997, the FASB also issued SFAS No. 129 "Disclosure of Information about Capital Structure" (the "SFAS No. 129"). Generally, SFAS No. 129 establishes standards for disclosing information about an entity's capital structure, and supersedes and consolidates specific disclosure requirements specified in other accounting pronouncements. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 129 is not expected to have any impact on the Company's present disclosure of its capital structure.

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

     The Company's Common Stock is sold "over-the-counter". The closing price of the Company's Common Stock on May 2 1997 was $0.40.

     The Company recorded net income of $138,000 for the three months ended March 31, 1997, compared to a net income of $108,000 for the same period in 1996. The increase in the Company's net income of $30,000 was primarily from an increase in net interest income and reductions in non-interest expenses partially offset by lower gain on sale of other real estate owned in first quarter 1997 compared to the same period in 1996.

     At March 31, 1997, total assets were $105.2 million, an increase of $1.2 million, or 1.2% from $104.0 million at December 31, 1996. As of March 31, 1997, total loans were $41.4 million, a decrease of $2.4 million, or 5.5% from $43.8 million at December 31, 1996. Total deposits were $92.3 million at March 31, 1997, an increase of $1.1 million, or 1.2%, compared to $91.2 million at December 31, 1996.


Regulatory Directives and Orders

     Federal Reserve Board Written Agreement

     The Company and the FRB entered into the Agreement that supersedes the previous directive dated April 20, 1992. The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with page

the Bank that exceeds an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceeds $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers;
(g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

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

     Management was notified by the FRB at its 1996 examination that the Company was in full compliance with the Agreement, and management believes the Company continues to be in full compliance.


     Cease and Desist Orders

     On August 18, 1993, the Bank, without admitting or denying any alleged charges, stipulated to Cease and Desist Orders (the "Orders") issued by the Federal Deposit Insurance Corporation (the "FDIC") and the State Banking Department (the "SBD") that became effective August 29, 1993
(the "Orders Effective Date"). The Orders directed, among other things, that the Bank: (a) achieve and maintain a 7% Leverage Capital ratio on and after September 30, 1993; (b) pay no dividends without the prior written consent of the FDIC and the California Superintendent of Banks
(the "Superintendent"); (c) reduce the assets classified "Substandard" or "Doubtful" as of November 30, 1992 to no more than certain levels as of various dates; (d) have and retain management whose qualifications and experience are commensurate with their duties and responsibilities to operate the Bank in a safe and sound manner, notify the FDIC and the Superintendent at least 30 days prior to adding or replacing any new director or senior executive officer and comply with certain restrictions in compensation of senior executive officers; (e) maintain an adequate reserve for loan losses; (f) not extend additional credit to, or for the benefit of, any borrower who had a previous loan from the Bank that was charged off or classified "Loss" in whole or in part;
(g) develop and implement a plan to reduce its concentrations of construction and development loans; (h) not increase the amount of its brokered deposits above the amount outstanding on the Order's Effective Date and submit a written plan for eliminating reliance on brokered deposits; (i) revise or adopt, and implement, certain plans and policies to reduce the Bank's concentration of construction and land development loans, reduce the Bank's dependency on brokered deposits and out of area deposits, and to improve internal routines and controls; (j) reduce the Bank's volatile liability dependency ratio to not more than 15%;
(k) eliminate or correct all violations of law set out in the most recent Report of Examination, and take all necessary steps to ensure future compliance with all applicable laws and regulations; and
(l) establish a committee of three independent directors to monitor compliance with the Orders and report to the FDIC and the Superintendent on a quarterly basis.

     Management was notified by the FDIC and SBD at its 1997 examination that the Bank is in substantial compliance with the requirement of Orders. As of March 31, 1997, management believes that the Bank is full compliance with the requirements of the Orders.


     Capital Impairment Orders

     Under California law, if a bank's deficit retained earnings exceeds 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment.

page

The SBD has issued twelve impairment orders to the Bank, with the most recent dated February 14, 1997 (the "Impairment Orders"). At March 31, 1997, the Bank had contributed capital of $74.5 million and deficit retained earnings of $63.4 million.

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

     The Company plans to correct the Bank's capital impairment by requesting the SBD to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such quasi-reorganization would only be granted by the SBD upon the Bank demonstrating the ability to sustain profitable operations and meet all of its regulatory capital requirements in the future.

     No assurance can be given that the Bank's capital condition will not deteriorate prior to any such quasi-reorganization as a result of operating losses. In addition, because a quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization, the Bank's capital could be further reduced from its present levels. Finally, there can be no assurances given that, following a correction of the Bank's capital impairment, whether through a quasi-reorganization or otherwise, the Bank's capital position will not erode through future operating losses.


Results of Operations

Net Interest Income

     The Company's net interest income was $1.2 million in the quarter ended March 31, 1997 compared to $1.0 million for the same period in 1996, or an increase of 20%. The increase was primarily the result of
a reduction in interest expense.   The reduction was the result of lower
cost of funds by 30 basis points and lower average interest bearing deposits of $10.9 million in the first quarter of 1997 compared to the same period in 1996.

Non-Interest Income

     Non-interest income was $741,000 at March 31, 1997 compared to $963,000 at March 31, 1996. The decline in non-interest income of $222,000 was primarily the result of the reduction in net gain on sale of other real estate owned assets in 1997 compared to 1996.

Non-Interest Expense

     The Company's non-interest expenses were $1.8 million during the first quarter of 1997 and 1996.

page

Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $23.4 million, or 22.2% of total assets, at March 31, 1997, an increase of $7.8 million, from $15.6 million, or 15.0% of total assets, at December 31, 1996. The increase was the result of the sale of other real estate owned, loan repayments, investment securities repayments and maturities, and an increase in core deposits.

     As of March 31, 1997, the Bank had pledged loans and securities totaling $7.0 million enabling the Bank to borrow up to 5% of the Bank's assets or $5.0 million from the Federal Home Loan Bank of San Francisco (the "FHLB"). The Bank did not draw on this lending facility during the first quarter of 1997. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

     The Bank has loans pledged to the FRB totaling $2.2 million as collateral for $1.8 million in borrowing capacity through the FRB discount window.

     Capital

     At March 31, 1997, shareholders' equity was $11.0 million compared to $11.1 million at December 31, 1996.
     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and SBD which require maintenance of a certain level of capital, and the Bank is under specific capital requirements as a result of the Orders and Capital Order. As of March 31, 1997, the Company and the Bank are in compliance with the all minimum capital ratio requirements including the minimum Leverage ratio of 7% mandated by the Orders. The Bank is not in compliance with the capital requirements as defined by the Capital Impairment Orders (see Capital Impairment
Orders).

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1997:

                                                         Minimum
                                                         Capital
                                     Company   Bank  Requirement   Orders

Leverage ratio                          10.6%  10.3%         4.0%      7.0%
Tier 1 risk-based capital               16.4   16.0          4.0       N/A
Total risk-based capital                19.1   18.7          8.0       N/A


Investment Activities

     At March 31, 1997, the Company's investment securities, including Fed funds sold, totaled $54.4 million, or 51.8% of total assets, compared to $47.9 million, or 46.0% of total assets, at December 31, 1996. The decrease in investment securities resulted primarily from principal amortization on mortgage related securities and one of the agency securities being called by the issuer. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and page

available-for-sale have maturities or principal amortization of five years or less.

     At March 31, 1997, investment securities held-to-maturity totaled $6.7 million, compared to $6.9 million at December 31, 1996, and are carried at amortized cost. At March 31, 1997, the Company held $26.5 million in securities available-for-sale, compared to $28.3 million at December 31, 1996. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company.
As of March 31, 1997, the investment securities available-for-sale have an unrealized loss of $304,000 that was included as a separate component of shareholder's equity to reflect the current market value of these securities.

Loans

     During the first quarter of 1997, total loans decreased by $2.4 million, from $43.8 million at December 31, 1996 to $41.4 million at March 31, 1997. The reduction resulted primarily from loan repayments. The composition of the Bank's loan portfolio at March 31, 1997 and December 31, 1996 is summarized as follows:

                                            March 31,  December 31,
(Dollars in Thousands)                          1997       1996

Real estate mortgage                        $ 26,413      $ 28,022
Secured commercial and financial               6,535         6,229
Unsecured                                      6,758         7,800
Other                                          1,693         1,711
                                              41,399        43,762
Deferred fees and discounts, net                (258)         (190)
Allowance for possible loan losses            (5,924)       (5,663)
  Total loans, net                          $ 35,217      $ 37,909


     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, other real estate owned (the "OREO"), and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at March 31, 1997 and December 31, 1996:

                                            March 31,  December 31,
(Dollars in Thousands)                          1997          1996

Loans - performing                          $  9,784      $ 10,391
Non-accrual loans                              1,265         3,400
OREO                                           3,770         5,133
  Total classified assets                   $ 14,819      $ 18,924

     Classified assets decreased by 22% to $14.8 million as of March 31, 1997 compared to $18.9 million at December 31, 1996. The decrease was primarily the result of loan payoffs and OREO sales. As of March 31, 1997 and December 31, 1996, all OREO properties were classified. The Bank had approximately $616,000 in loans on March 31, 1997 that were between 31 and 89 days delinquent and still accruing. All of the loans delinquent between 31 and 89 days are secured by first or subordinate deeds of trust on real estate.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS page

No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of March 31, 1997 and December 31, 1996, the Company had impaired loans totaling $1.3 million and $3.4 million, respectively. The impairment was measured using the collateral value method. Total interest income recognized on impaired loans during the first quarter of 1997 and 1996 was $31,000.

     There can be no assurance that the Bank will continue to experience declines in the amount of its classified assets or not experience losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. The Bank expects that continued reductions in non-performing assets will continue to reduce the costs incurred for managing and carrying the assets.



     Allowance for Loan Losses

     The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on the asset classification and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of March 31, 1997, $190,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $1.3 million. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are or are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the quarter ended March 31, 1997:
                                                                March 31,
(Dollars in Thousands)                                              1997

Beginning balance of allowance for loan losses at
 December 31, 1996                                                $5,663
  Charge-offs                                                         --
  Recoveries                                                         261
  Provision                                                           --
Ending balance of allowance for loan losses                      $ 5,924

     For the quarter ended March 31, 1997, the unallocated portion of the allowance for loan loss totaled $3.4 million at March 31, 1997 compared to $2.4 million at December 31, 1996. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in classified loans.

page

Deposits

     The Bank had total deposits of $92.3 million at March 31, 1997 compared to $91.2 million at December 31, 1996, an increase of $1.1 million or 1.2%. The $1.1 million increase was attributed to escrow and stock option lending related customer's deposits of $3.8 million partially offset by a decrease in Association Bank Services customer's deposits of approximately $1.7 million and volatile deposits of $1.0 million. A summary of deposits at March 31, 1997 and December 31, 1996 is as follows:

                                             March 31,  December 31,
(Dollars in Thousands)                           1997          1996

Demand deposits                             $  19,857     $  16,505
NOW                                            16,722        18,295
Money market                                   17,371        17,376
Savings                                         1,390         1,343
  Total deposits with no stated maturity       55,340        53,519
Time deposits:
  Less than $100,000                           27,841        29,154
  $100,000 and greater                          9,156         8,493
  Total time deposits                          36,997        37,647

  Total deposits                            $  92,337      $ 91,166

     The Bank's deposits from private and business banking customers totaled $36.4 million, or 39.4% of total deposits, at March 31, 1997, compared to $36.4 million, or 40.0% of total deposits, at December 31, 1996. Deposits from Association Bank Services customers totaled $18.2 million, or 19.7% of total deposits at March 31, 1997, compared to $19.9 million, or 21.8% of total deposits at December 31, 1996. Deposits acquired through the money desk operations totaled $20.1 million, or 21.8% of total deposits at March 31, 1997, compared to $21.0 million, or 23.0% of total deposits at December 31, 1996. The Bank expects to decrease money desk deposits during the remainder of the year with the intention of replacing these deposits with core deposits.

     Concentrations of deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the Orders, the Bank is required to maintain a volatile liability dependency ratio of not more than 15%. The Bank's volatile dependency ratio at March 31, 1997 was below the 15.0% requirement.

page

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

     See "Note 4 -- Dividend Restrictions".


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



                          The San Francisco Company
                                 (Registrant)



Date:  May 2, 1997                           /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                             Chief Executive Officer



Date:  May 2, 1997                           /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer
                                             and Executive Vice President