Form 10-Q
period 1997-06-30
SAN FRANCISCO CO
filed 1997-08-14
CIK 351238

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                    Yes    X            No

The Registrant had 31,717,171 shares of Class A Common Stock outstanding on July 31, 1997.

page

     The San Francisco Company and Subsidiaries
     Quarterly Report on Form 10-Q

     Table of Contents


     Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At June 30, 1997 and December 31, 1996   ....................1

          Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1997 and 1996... 2

          Consolidated Statements of Changes in Shareholders'
           Equity For the Six Months Ended June 30, 1997 and 1996 ..... 3

          Consolidated Statements of Cash Flows
           For the Three and Six Months Ended June 30, 1997 and 1996 ...4

          Notes to Consolidated Financial Statements ...................5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................6


Part II - Other Information

Item 1.   Legal Proceedings ...........................................15

Item 2.   Changes in Securities .......................................15

Item 3.   Defaults Upon Senior Securities .............................15

Item 4.   Submission of Matters to a Vote of Security Holders .........15

Item 5.   Other Information ...........................................15

Item 6.   Exhibits and Reports on Form 8-K ............................15


Signatures ............................................................16

page

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Financial Condition
     June 30, 1997 and December 31, 1996
                     (Unaudited)
                                                    June 30,  December 31,
(Dollars in Thousands Except Per Share Data)           1997      1996
Assets:
Cash and due from banks                          $    2,747     3,701
Federal funds sold                                   18,410    11,925
     Cash and cash equivalents                       21,157    15,626
Investment securities held-to-maturity, at cost
 (Market value: 1997 - $6,412; 1996 - $6,848)         6,504     6,943
Investment securities available-for-sale, at
     fair value                                      31,379    28,348
Federal Home Loan Bank stock, at par                    691       670

Loans                                                40,684    43,762
Deferred loan fees                                     (257)     (190)
Allowance for loan losses                            (5,943)   (5,663)
     Loans, net                                      34,484    37,909
Other real estate owned, net                          1,717     5,133
Premises and equipment, net                           7,878     8,059
Interest receivable                                     869       758
Other assets                                            297       555
          Total Assets                             $104,976  $104,001

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                      $ 18,485  $ 16,505
Interest bearing deposits                            72,199    74,661
     Total deposits                                  90,684    91,166
Other liabilities and interest payable                1,870     1,771
     Total Liabilities                               92,554    92,937


Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
     Series B - Authorized - 437,500 shares;
       Issued and outstanding - 15,869                  111       111
Common stock (par value $0.01 per share)
     Class A - Authorized - 100,000,000 shares;
       Issued and outstanding - 1997 - 31,171,717
             and 1996 - 28,775,995                      317       288
Additional paid-in capital                           78,812    77,841
Retained deficit                                    (66,730)  (67,099)
Unrealized gain/(loss) on
    securities available-for-sale                       (88)      (77)
     Total shareholders' equity                      12,422    11,064
       Total Liabilities and Shareholders' Equity  $104,976  $104,001


See accompanying notes to unaudited consolidated financial statements.

page

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Operations
     Three and Six Months Ended June 30, 1997 and 1996
     (Unaudited)

                                       Three Months         Six Months
                                       Ended June 30,       Ended June 30,
(Dollars in Thousands Except
           Per Share Data)            1997       1996        1997       1996
Interest income:
  Loans                            $ 1,117    $ 1,073     $ 2,240    $ 2,217
  Investments                          813        738       1,559      1,439
  Dividends                              9          9          21         17
     Total interest income           1,939      1,820       3,820      3,673
Interest expense:
  Deposits                             662        781       1,359      1,646
  Other borrowings                      --         --          --          1
     Total interest expense            662        782       1,359      1,647

Net interest income before provision
         for loan losses             1,277      1,038       2,461      2,026
Provision for loan losses               --         --          --         --
Net interest income after provision
  for loan losses                    1,277      1,038       2,461      2,026

Non-interest income:
 Stock option commissions and fees     275        314         629        669
 Real estate rental income             232        277         479        484
 Service charges and fees              140        118         239        224
 Other income                           33         --          55          2
 Gain on sale of assets, net           206        170         228        455
     Total non-interest income         886        879       1,630      1,834

Non-interest expense:
 Salaries and related benefits         926        810       1,834      1,718
 Occupancy expense                     309        301         615        609
 Professional fees                     115        121         215        294
 Corporate insurance premiums           48         96         109        191
 FDIC insurance premiums                40         61          79        124
 Property taxes                         25         13          65         55
 Data processing                       112         90         226        133
 Other operating expenses              355        223         572        422
     Total non-interest expense      1,930      1,715       3,715      3,546
Income before income taxes             233        202         376        314
Provision for income taxes               2          6           7         10
     Net Income                       $231       $196      $  369       $304

Income per common share:
     Primary:  Net income           $ 0.01     $ 0.03      $ 0.01     $ 0.05
           Weighted average
         shares outstanding     29,357,766  5,765,999  29,068,488  5,765,995

     Fully:    Net income           $ 0.01      $0.01       $0.01      $0.02
               Weighted average
         shares outstanding     29,357,766 22,098,572  29,068,488 20,278,738


See accompanying notes to unaudited consolidated financial statements.

page

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Changes in Shareholders' Equity
     Six Months Ended June 30, 1997 and 1996
     (Unaudited)

                                                         Unrealized
                                                              Gain/
                                                          (Loss) on   Total
                                   Additional   Retained  Securities  Share-
(Dollars in      Preferred  Common    Paid-in   Earnings  Available-  holders'
 Thousands)          Stock   Stock    Capital   (Deficit)  for-Sale   Equity

Balances at
January 1, 1996   $  4,414  $   58   $ 70,168   $(68,801)      $ 41   $ 6,880

Proceeds on sale
   of stock          3,500      --         --          --        --     3,500

Depreciation in
market value of
securities
available-for-sale      --      --         --          --      (599)     (599)
Net income (six months) --      --         --         304        --       304
Balances at
 June 30, 1996       7,914      58     70,168     (67,948)     (558)    9,185

Conversion of
 preferred stock to
     common stock   (7,803)    230      7,573          --        --        --
Appreciation in market
 value of securities
 available-for-sale     --      --         --          --       481       481
Net income (six months) --      --         --         398        --       398

Balances at
 December 31, 1996     111     288     77,841     (67,099)      (77)   11,064


  Proceeds from sale
   of common stock      --      29        971          --        --     1,000
 Depreciation in
  market value
   of securities
    available-for-sale  --      --         --          --       (11)      (11)
Net income (six months) --      --         --         369        --       369

Balances at
  June 30, 1997    $   111  $  317   $ 78,812    $(66,730)     $(88)  $12,422

See accompanying notes to unaudited consolidated financial statements.

page

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Cash Flows
     Three and Six Months Ended June 30, 1997 and 1996
     (Unaudited)
                                       Three Months            Six Months
                                       Ended June 30,         Ended June 30,
(Dollars in Thousands)                 1997      1996         1997     1996
Cash Flows from
Operating Activities:
Net income                           $  231    $  196       $  369    $ 304
Adjustments to reconcile net
income  to net cash provided
 by (used in) operating activities:

 Provision for loan losses               --         --          --       --
 Depreciation and amortization expense  139        192         277      385
  Net loss on sale of investment
   securities available for sale          6         --           6       --
  Net gain on sale of other real
   estate owned and
    real estate investment             (212)      (170)       (234)    (455)
  Provision of possible loss on
    other real estate owned             182         --         182       --
  (Increase) decrease in interest
    receivable and other assets        (217)      (301)        147       15
  (Decrease) increase in interest
   payable and other liabilities        (17)      (215)         99     (897)
  (Increase) decrease in deferred
    loan fees                            (1)        31          67       47
Net cash flows provided by
  (used in) operating activities        111       (267)        913     (601)

Cash Flows from Investing Activities:
  Proceeds from maturities
    of investment securities
      held-to-maturity                  207        350         417      350
  Proceeds from maturities of
   investment securities
     available-for-sale                 312         69       1,926    4,064
  Proceeds from the sale of
     investment securities
     available-for-sale               5,000         --       5,000       --
  Purchase of investment securities
      held-to-maturity                   --         --          --   (7,815)
  Purchase of investment securities
     available-for-sale              (9,974)        --      (9,974) (22,260)
  Net decrease (increase) in loans      715     (1,248)      3,078    8,913
  Recoveries of loans previously
   charged off, net                      20       (305)        281     (502)
  Purchases of premises and equipment   (20)       (19)        (96)     (51)
  Sale of other real estate owned     2,054        921       3,440    3,136
  Acquisition and capitalized cost
   of other real estate owned            28         86          28       86
Net cash (used in) provided
   by investing activities           (1,658)      (146)      4,100  (14,079)

Cash Flows from Financing Activities:
  Net decrease in deposits           (1,653)   (10,395)       (482) (13,505)
  Net increase in other borrowings       --      2,000          --    2,000
  Net proceeds from sale of
   common stock                       1,000         --       1,000       --
  Net proceeds from sale of
    preferred stock                      --      1,500          --    2,500
Net cash (used in) provided
   by financing activities             (653)    (6,895)        518   (9,005)

(Decrease) increase in cash and
    cash equivalents                 (2,200)    (7,308)      5,531  (23,685)
Cash and cash equivalents at
  beginning of period                23,357     26,437      15,626   42,814
Cash and cash equivalents at
    end of period                  $ 21,157   $ 19,129    $ 21,157  $19,129

Supplemental Disclosure of
 Cash Flow Information:
Cash paid during the period for:
  Interest                           $  719    $ 1,158     $ 1,389  $ 2,047
  Payment of income taxes                 2          2           2        3

Supplemental Schedule of Noncash
Investing and Financing Activities:
  Net transfer of loans to
    other real estate owned              --        119          --    1,378

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

     The data as of June 30, 1997, and for the six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the six months ending June 30, 1997 are not necessarily indicative of the results to be expected for the entire year of 1997. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors ("BSFRI"). All material intercompany transactions have been eliminated in consolidation. Certain amounts in the 1996 consolidated financial statements have been reclassified for comparative purposes.

Note 3 - Income Per Common Share

     Primary income per common share is calculated using the weighted average number of Class A Common Shares (the "Common Stock"), par value of $0.01 per share, outstanding divided into net income. Fully diluted income per share is calculated using the weighted average number of shares outstanding assuming the conversion of the Series D Preferred Stock into Common Stock divided into net income. On December 31, 1996, all 390,000 outstanding shares of Series D Preferred Stock were converted into 23,010,000 shares of Common Stock.

Note 4 - Dividend Restrictions

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of, and a Written Agreement dated December 14,1994 (the "Agreement") with, the Federal Reserve Bank of San Francisco (the "FRB"). The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Company has not paid any dividends on the Series B Preferred stock since the second quarter of 1991. The Board of Directors does not intend to declare dividends on any class of the Company's stock.

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. This statement is effective with the year-end 1998 financial statements; however, a total comprehensive income is required in the financial statements of the 1998 interim periods. Reclassification of financial statements for earlier periods is required.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective with the year-end 1998 financial statements.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company is a one-bank holding company incorporated in Delaware and registered under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California chartered bank organized in 1978, with deposits insured by the Federal Deposit Insurance Corporation's (the "FDIC") Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

     The Company recorded net income of $231,000 and $369,000 for the three and six months ended June 30, 1997, compared to a net income of $196,000 and $304,000 for the same periods in 1996.
The increase in the Company's net income for the six months ended
June 30, 1997 of $65,000 compared to income for the same period in 1996 was primarily from an increase in net interest income partially offset by an increase in operating costs in 1997 and lower gains on sale of other real estate owned in 1997 as compared to 1996.

page

     At June 30, 1997, total assets were $105.0 million, an increase of $1.0 million from $104.0 million at December 31, 1996. Total loans were $40.7 million, a decrease of $3.1 million, or 7% from $43.8 million at December 31, 1996. Total deposits were $90.7 million at June 30, 1997, a decline of $482,000 compared to $91.2 million at December 31, 1996.


Regulatory Directives

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

     The Company has filed all of the required submissions with the FRB in accordance with the Agreement and management believes the Company continues to be in full compliance with the Agreement.

page

     Memorandum of Understanding

     On May 27, 1997, the FDIC and the California Department of Financial Institutions (formerly the State Banking Department) (the "DFI") terminated the Bank's Cease and Desist Orders and entered into a Memorandum of Understanding (the "MOU"). The MOU directs, among other things, that the Bank: (a) have and retain management acceptable to the Regional Director of the FDIC (the "Regional Director") and the Commissioner of the DFI (the "Commissioner"); (b) increase its capital by not less than $1.0 million; (c) maintain a 7% Leverage Capital ratio; (d) reduce assets classified "Substandard" as of September 30, 1996 (the date of the most recent full-scope FDIC and DFI Report of Examination of the Bank), to no more than $12.0 million by June 30, 1997, $10.0 million as of September 30, 1997, and $8.0 million as of December 31, 1997; (e) maintain an adequate reserve for loan losses; (f) develop and implement written policy recommendations outlined in the Report of Examination; (g) implement a policy which establishes a range for the Bank's volatile liabilities dependency ratio, and which ratio shall not be more than 15%; (h) submit a strategic plan covering the period 1997 - 2002; (i) not pay cash dividends without prior written consent from the Regional Director and the Commissioner; and (j) report to the Regional Director and the Commissioner on a quarterly basis the form and manner of any actions taken to secure compliance with the MOU.

     Management believes that the Bank is in full compliance with the requirements of the MOU.

     Capital Impairment Orders

     Under the California Financial Code, if a bank's deficit retained earnings exceeds 40% of its contributed capital, its capital is deemed to be impaired, and the bank is required to levy an assessment on its shares to correct the impairment. The DFI has issued thirteen impairment orders to the Bank, with the most recent dated May 19, 1997 (the "Impairment Orders"). At June 30, 1997, the Bank had contributed capital of $75.5 million and deficit retained earnings of $63.2 million.

     The Impairment Orders require the Bank to correct the impairment within 60 days by levying an assessment on the Company as the Bank's sole shareholder. The Bank has not levied an assessment against its shares nor has it otherwise corrected the impairment, and, therefore, is in violation of the Impairment Orders. In addition, the DFI has specifically reserved the right to take such other action as the Commissioner may deem appropriate or necessary, which may include taking possession of the Bank's property and business, including ultimately liquidating the business and affairs of the Bank. Management believes, however, that given the Bank's present financial condition, it is unlikely that the Commissioner will exercise his bank takeover powers due to the Bank's failure to comply with the Impairment Orders.

     The Company plans to correct the Bank's capital impairment by requesting the DFI to approve a quasi-reorganization of the Bank. In a quasi-reorganization, the Bank's retained deficit would be reduced or eliminated by netting the retained deficit against contributed capital. Management believes that approval for such quasi-reorganization would only be granted by the DFI upon the Bank demonstrating the ability to sustain profitable operations and meet all of its capital requirements in the future.

     No assurances can be given that the Bank will be successful in demonstrating such ability to the satisfaction of the DFI. A quasi-reorganization requires that the Bank adjust its assets and liabilities to market value at the time of the reorganization which could result in a reduction in the Bank's capital from its present level. There can be no assurances that following a correction of the page

Bank's impaired capital, whether through a quasi-reorganization or otherwise, the Bank's capital position will not erode through future operating losses.


Results of Operations

Net Interest Income

     The Company's net interest income increased to $2.5 million in the first half of 1997 from $2.0 million in the same period in 1996 an increase of $435,000 or 21%. The increase was primarily the result of an increase in the Bank's net interest rate margin. The net interest rate margin improved as a result of a decline of $9.5 million in interest bearing liabilities and an improvement in the yield on the investment portfolio. Average interest-earning assets were substantially the same for the first half of 1997 compared to the same period in 1996.

     The average interest rate margin increased 91 basis points to 5.17% for the first half of 1997 from 4.26% for the same period in 1996. The increase was primarily a result of a change in the composition of average interest earning assets from lower yielding overnight investments to higher yielding agency and mortgage-backed investment securities, an increase in interest rates on loans due to an increase in the prime interest rate, a decline in interest-bearing deposits, and a decline in the average cost of funds.

     The Company's net interest income increased to $1.3 million in the quarter ended June 30, 1997 from $1.0 million in the same quarter in 1996 an increase of $239,000 or 23%. The increase was the result of an increase in net interest rate margin and an
increase in average earning assets.   The increase in the net
interest rate margin of 84 basis points to 5.34% from 4.50% for the second quarter of 1997 compared to the same period in 1996, respectively, was primarily the result of an increase in the yield on loans and investments resulting from an increase in market interest rates including an increase in prime rate, the discount rate and the treasury yield curve and a decline in the Bank's cost of funds. The Bank's cost of funds declined primarily as a result of the reduction in higher costing money desk certificates of deposits from $24.1 million as of June 30, 1996 compared to $17.9 million as of June 30, 1997.

Non-Interest Income

     Non-interest income decreased $204,000 for the first half of 1997 to $1.6 million compared to $1.8 million for the same period in 1996. The decline was primarily the result of a reduction in the sale of other real estate owned (the "OREO") for the first half of 1997 compared to the same period in 1996. The reduction in OREO resulted in fewer sales which in turn resulted in a lower gain on sale of assets in 1997 compared to 1996.

     Non-interest income increased $7,000, for the second quarter of 1997 to $886,000 compared to $879,000 for the same period in 1996.

Non-Interest Expense

     The Company's operating expenses increased by $169,000, or 5% during the first half of 1997 compared to the same period in 1996 primarily as a result of an increase salaries and related benefits, data processing costs and other operating costs which were partially offset by declines in professional fees and
insurance premiums.   The increase in salaries and benefit costs
was primarily the result of an

page

increase in incentive related
compensation accrued as a result of the Company's improved core operating performance for the first half of 1997 compared to the same period in 1996. The increase in data processing costs in 1997 compared to 1996 was the result of outsourcing certain data processing functions during the second quarter of 1996, which resulted in higher data processing costs beginning late in the second quarter of 1996. The increase in other operating costs was primarily related to a provision for possible loss on sale of OREO recorded as other operating expense in the second quarter of 1997.

     The decline in professional fees reflects a reduction in the need for legal, and business and consulting services, and the decline in FDIC and corporate insurance premiums reflects improvement in the financial condition of the Company and the Bank in 1997 compared to 1996.

     The Company's operating expenses increased by $215,000 during the second quarter of 1997 compared to the same period in 1996 primarily as a result of an increase in salaries and benefits related expenses and other operating expenses partially offset by a reduction in insurance for the same reasons as discussed above.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments, totaled $21.1 million or 20% of total assets as of June 30, 1997 compared to $15.6 million, or 15% of total assets, at December 31, 1996. The increase was primarily the result of a decline in net loans of $3.4 million and a decline in OREO of $3.4 million.

     As of June 30, 1997, the Bank had pledged loans and securities totaling $6.8 million enabling the Bank to borrow approximately $5.8 million from the Federal Home Loan Bank of San Francisco (the "FHLB"). The Bank did not draw on this lending facility during the first half of 1997. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

     The Bank has loans and securities pledged to the FRB totaling $2.1 million which provide collateral to borrow up to $1.8 million from the FRB discount window.



     Capital

     At June 30, 1997, shareholders' equity was $12.4 million, compared to $11.1 million at December 31, 1996 primarily as a result of $369,000 in net income for the six months then ended and a shareholder's capital contribution of $1.0 million.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of certain levels of capital and the Bank is under specific capital requirements as a result of the MOU and Impairment Orders. As of June 30, 1997, the Company and the Bank are in compliance with all minimum capital ratio requirements including the minimum page

Leverage ratio of 7% mandated by the MOU. The Bank is not in compliance with the capital requirements set fourth in the Impairment Orders (see Capital Impairment Orders).

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1997:

                                                          Minimum
                                                          Capital
                                      Company    Bank     Requirement

     Leverage ratio                      11.9%    11.6%     4.0%
     Tier 1 risk-based capital           18.6     18.2      4.0
     Total risk-based capital            21.5     21.1      8.0


     On June 13, 1997, Mr. Putra Masagung, the record holder of a majority of the Company's Common Stock contributed $1.0 million in capital pursuant to a February 26, 1996 agreement as consideration for issuance of 2,941,176 shares of the Company's
Common Stock.

     Recently, Mr. Masagung advised the Company that PT Gunung
Agung, an Indonesian company, beneficially acquired a majority ownership of the Company's Common Stock. See "Change in
Beneficial Ownership" below for additional discussion.


Investment Activities

     At June 30, 1997, the Company's investment securities, including Fed funds sold, totaled $57.0 million, or 54.3% of total assets, compared to $47.9 million, or 46.0% of total assets, at December 31, 1996. The increase in the investment portfolio of $9.1 million was funded by the disposition of $5.4 million in non-performing assets, reduction in performing loans of $1.4 million, a $1.0 million increase in contributed capital, and a $1.0 million decrease in non-interest bearing cash and cash equivalents. The investment portfolio has included treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At June 30, 1997, investment securities held-to-maturity totaled $6.5 million, compared to $6.9 million at December 31, 1996, and were carried at amortized cost.

     At June 30, 1997, the Company held $31.4 million in investment securities available-for-sale, compared to $28.3 million at December 31, 1996. The increase in investment securities available-for-sale of $3.1 million was primarily investments in fixed rate balloon mortgage-backed securities and discounted callable agency securities with a final term to maturity of approximately two years. The investment securities available-for-sale were accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of June 30, 1997, the investment securities available-for-sale had an unrealized loss of $88,000 that is included as a separate component of shareholder's equity to reflect the current market value of these securities.

page

Loans

     During the first half of 1997, total loans decreased by $3.1 million, from $43.8 million at December 31, 1996 to $40.7 million at June 30, 1997 as a result or loan repayments. The composition of the Bank's loan portfolio at June 30, 1997 and December 31, 1996 is summarized as follows:

                                            June 30, December 31,
(Dollars in Thousands)                         1997     1996

Real estate mortgage                       $ 27,583  $ 28,002
Secured commercial and financial              6,016     6,229
Unsecured                                     6,018     7,800
Other                                         1,067     1,711
                                             40,684    43,762
Deferred fees and discounts, net               (257)     (190)
Allowance for possible loan losses           (5,943)   (5,663)
     Total loans, net                       $34,484   $ 37,909


     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, OREO and performing loans that exhibit well-defined credit quality weaknesses. The table below outlines the Bank's classified assets at June 30, 1997 and December 31, 1996:

                                           June 30, December 31,
(Dollars in Thousands)                       1997      1996

Loans - performing                        $ 5,400   $10,391
Non-accrual loans                             173     3,400
OREO                                        1,717     5,133
     Total classified assets              $ 7,290  $ 18,924

     Classified assets declined by 61% to $11.6 million as of June 30, 1997 compared to $18.9 million at December 31, 1996.
The decrease was primarily the result of loan payoffs, sale of OREO, and loan upgrades. As of June 30, 1997 and December 31, 1996, all OREO were classified as substandard. The Bank had approximately $273,000 in loans as of June 30, 1997 that were between 31 and 89 days delinquent and still accruing. All of the loans that were between 31 and 89 days delinquent were secured by first deeds of trust on real estate.

page

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) as amended by SFAS No. 118 "Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures".   As of
June 30, 1997 and December 31, 1996, the Company had impaired loans totaling $173,000 and $3.4 million, respectively. The impairment was measured using the collateral value method. The collateral value method uses an appraisal or other market valuation to determine the value of the loans underlying collateral in addition to other collection criteria to determine overall collectability. The interest income recognized on impaired loans during the first half of 1997 and 1996 was $32,000 and $44,000, respectively.

     There can be no assurances that the Bank will continue to experience declines in the amount of its classified assets or not experience losses in attempting to collect the non-performing loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. The Bank expects that continued reductions in non-performing assets will continue to reduce the costs incurred for managing and carrying those assets.

       Allowance for Loan Losses

     The Bank charges current earnings with provisions for estimated losses on loans receivable. The provisions take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors compared to the total allowance for loan losses. Generally, a charge to current earnings is required when the total allowance for loan losses is less than the specific loss allowances, which are determined as described below.

     Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of the expected future cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of June 30, 1997, $26,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $172,000. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the six months ended June 30, 1997:

                                               June 30,
(Dollars in Thousands)                            1997

Beginning balance of allowance for
 loan losses at December 31, 1996               $ 5,663
  Charge-offs                                        --
  Recoveries                                        280
  Provision                                          --
Ending balance of allowance for loan losses     $ 5,943

     The unallocated portion of the allowance for loan loss totaled $3.4 million at June 30, 1997 compared to $2.4 million at December 31, 1996. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in substandard loans that require a higher allocation of reserves.

page

Deposits

     The Bank had total deposits of $90.7 million at June 30, 1997, compared to $91.2 million at December 31, 1996, a decrease of $500,000. A summary of deposits at June 30, 1997 and December
31, 1996 is as follows:

                                         June 30, December 31,
(Dollars in Thousands)                      1997      1996

Demand deposits                         $ 18,485  $ 16,505
NOW                                       17,264    18,295
Money market                              21,338    17,376
Savings                                    1,304     1,343
     Total deposits with no
       stated maturity                    58,391    53,519
Time deposits:
  Less than $100,000                      26,195    29,154
  $100,000 and greater                     6,098     8,493
     Total time deposits                  32,293    37,647

     Total deposits                     $ 90,684  $ 91,166


     The Bank's private and business banking customer's deposits totaled $34.4 million, or 37.9% of total deposits, at June 30, 1997, compared to $36.4 million, or 40.0% of total deposits, at December 31, 1996. Deposits of the Bank's Association Bank Services clients totaled $18.6 million, or 20.5% of total deposits at June 30, 1997, compared to $18.2 million, or 21.8% of total deposits at December 31, 1996. Deposits acquired through the money desk operations totaled $17.9 million, or 19.7% of total deposits at June 30, 1997, compared to $20.1 million, or 23.0% of total deposits at December 31, 1996. Escrow customer's deposits totaled $13.8 million, or 15.2% of total deposits at June 30, 1997 compared to $10.0 million or 11.0% of total deposits as of December 31, 1996.

     Concentrations of deposits acquired through the money desk operations and certificates of deposit of $100,000 and more have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the MOU, the Bank is required to maintain a volatile liability dependency ratio of not more than 15%, which the Bank is in compliance with as of June 30, 1997.


Change in Beneficial Ownership

     Mr. Putra Masagung, the record holder of 97.8% of the Company's Common Stock, has advised the Company that a majority ownership of the Company's Common Stock was beneficially acquired by PT Gunung Agung (the "GA"), an Indonesian company, in a series of transactions from 1992 to 1995. This acquisition of a majority ownership occurred without the required prior approval of the state and federal regulatory authorities. The Company believes that without such regulatory approval GA will be prevented from exercising its rights as a shareholder. Representatives of both the Company and Mr. Masagung have initiated discussions with the regulatory agencies to determine the appropriate steps to be taken under the circumstances.

page

     This development will reduce the net operating loss carryforwards that the Company may have used to reduce any future income tax liability. Based on the facts known at this time, management of the Company does not believe this development will have any material impact on the operations or the current financial condition of the Company or the Bank.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Because of the nature of its business, the Company and its subsidiaries, including the Bank, are from time-to-time parties to legal actions. Based on information available to the Company and the Bank, and its review of such outstanding claims to date, management believes the liability relating to such claims, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial condition or results of operations.


Item 2 - Changes in Securities

     See "Financial Condition - Liquidity and Capital Resources".



Item 3 - Defaults Upon Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

     None


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Report on Form 8-K

A Report on Form 8-K was filed on August 8, 1997 regarding a change in beneficial ownership is incorporated herein by reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Change in Beneficial Ownership".

page

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     The San Francisco Company
     (Registrant)



Date: August 14, 1997              /s/ James E. Gilleran
                                   James E. Gilleran
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: August 14, 1997              /s/ Keary L. Colwell
                                   Keary L. Colwell
                                   Chief Financial Officer