Form 10-Q
period 1997-09-30
SAN FRANCISCO CO
filed 1997-11-13
CIK 351238

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1997

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 0-10198

     The San Francisco Company
     (Exact name of Registrant as specified in its charter)

 Delaware                                         94-3071255
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


 550 Montgomery Street, San Francisco, California           94111
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

                    Yes    X            No

The Registrant had 31,723,782 shares of Class A Common Stock outstanding on October 31, 1997.

page

     The San Francisco Company and Subsidiaries
     Quarterly Report on Form 10-Q

     Table of Contents


                                                                       Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At September 30, 1997 and December 31, 1996                   1

          Consolidated Statements of Operations For the Three and
           Nine Months Ended September 30, 1997  and 1996                2

          Consolidated Statements of Changes in Shareholders' Equity
           For the Nine Months Ended September 30, 1997 and 1996         3

          Consolidated Statements of Cash Flows For the Three and
           Nine Months Ended September 30, 1997 and 1996                 4

          Notes to Consolidated Financial Statements                     5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6


Part II - Other Information

Item 1.   Legal Proceedings                                             14

Item 2.   Changes in Securities                                         14

Item 3.   Defaults Upon Senior Securities                               14

Item 4.   Submission of Matters to a Vote of Security Holders           14

Item 5.   Other Information                                             14

Item 6.   Exhibits and Reports on Form 8-K                              14


Signatures                                                              15

page


     The San Francisco Company and Subsidiaries
     Consolidated Statements of Financial Condition
     September 30, 1997 and December 31, 1996
                     (Unaudited)
                                                 September 30,  December 31,
(Dollars in Thousands
Except Per Share Data)                                   1997          1996
Assets:
Cash and due from banks                            $    3,200     $   3,701
Federal funds sold                                     25,785        11,925
     Cash and cash equivalents                         28,985        15,626
Investment securities held-to-maturity, at cost
 (Market value: 1997 - $6,178; 1996 - $6,848)           6,225         6,943
Investment securities available-for-sale,
   at fair value                                       34,295        28,348
Federal Home Loan Bank stock, at par                      701           670

Loans                                                  37,308        43,762
Deferred loan fees                                       (143)         (190)
Allowance for loan losses                              (5,991)       (5,663)
     Loans, net                                        31,174        37,909
Other real estate owned, net                            1,661         5,133
Premises and equipment, net                             7,792         8,059
Interest receivable                                       625           758
Other assets                                              410           555
          Total Assets                               $111,868      $104,001

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                        $ 21,760      $ 16,505
Interest bearing deposits                              74,957        74,661
     Total deposits                                    96,717        91,166
Other liabilities and interest payable                  2,259         1,771
     Total Liabilities                                 98,976        92,937


Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
     Series B - Authorized - 437,500 shares;
       Issued and outstanding - 15,869                    111           111
Common stock (par value $0.01 per share)
     Class A - Authorized - 100,000,000 shares;
       Issued and outstanding - 1997 - 31,717,171 and
            1996 - 28,775,995                             317           288
Additional paid-in capital                             78,812        77,841
Retained deficit                                      (66,372)      (67,099)
Unrealized gain/(loss) on securities
      available-for-sale                                   24           (77)
     Total shareholders' equity                        12,892        11,064
        Total Liabilities and Shareholders' Equity   $111,868      $104,001


See accompanying notes to unaudited consolidated financial statements.

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Operations
     Three and Nine Months Ended September 30, 1997 and 1996
     (Unaudited)

                                       Three Months        Nine Months
                                     Ended September 30,  Ended September 30,
(Dollars in Thousands
Except Per Share Data)           1997           1996         1997        1996
Interest income:
  Loans                       $ 1,234        $ 1,005      $ 3,473     $ 3,222
  Investments                     953            743        2,512       2,182
  Dividends                        10             11           31          28
     Total interest income      2,197          1,759        6,016       5,432
Interest expense:
  Deposits                        755            747        2,113       2,393
  Other borrowings                 --              1           --           2
     Total interest expense       755            748        2,113       2,395

Net interest income before
 provision for loan losses      1,442          1,011        3,903       3,037
Provision for loan losses          --             --           --          --
Net interest income after
     provision for loan losses  1,442          1,011         3,903      3,037

Non-interest income:
 Stock option commissions and
                  fees            440            196         1,069        866
 Real estate rental income        179            272           658        756
 Service charges and fees         198            113           437        337
 Other income                      39              2            94          3
 Gain on sale of assets, net       32            204           260        659
     Total non-interest income    888            787         2,518      2,621

Non-interest expense:
 Compensation and
      related benefits          1,134            762         2,968      2,480
 Occupancy expense                288            263           903        872
 Professional fees                146            156           361        450
 Corporate insurance premiums      56             53           165        244
 FDIC insurance premiums           10             91            89        215
 Property taxes                    22             26            87         81
 Data processing                   98             80           324        213
 Other operating expenses         221            336           793        758
   Total non-interest expense   1,975          1,767         5,690      5,313
Income before income taxes        355             31           731        345
Provision for income taxes         (3)          (272)            4       (262)
     Net Income                  $358           $303        $  727      $ 607

Income per common share:
     Primary:Net income        $ 0.01         $ 0.05         $0.02     $ 0.10
     Weighted average
       shares outstanding  31,717,171      5,765,995    29,950,311  5,765,990

     Fully
     diluted: Net income       $ 0.01          $0.01         $0.02      $0.03
     Weighted average
       shares outstanding  31,717,171     26,168,780    29,950,311 22,242,086


See accompanying notes to unaudited consolidated financial statements.

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Changes in Shareholders' Equity
     Nine Months Ended September 30, 1997 and 1996
     (Unaudited)

                                                          Unrealized
                                                               Gain/
                                                           (Loss) on  Total
                                      Additional Retained Securities  Share-
                     Preferred Common   Paid-in  Earnings Available-  holders'
(Dollars in Thousands)   Stock  Stock   Capital (Deficit) for-Sale    Equity
Balances
at January 1, 1996    $  4,414  $  58  $70,168  $(67,801)      $ 41    $6,880

  Proceeds on
    sale of stock        3,500     --       --        --         --     3,500
  Depreciation in
   market value of
     securities
    available-for-sale      --     --       --        --       (156)     (156)
  Conversion of Series
    B Preferred stock
     into Class A
       Common Stock         (3)    --        3        --         --        --
   Other                                   100                            100
  Net income (nine months)  --     --       --       607         --       607

Balances at
September 30, 1996       7,911     58   70,271   (67,194)      (115)   10,931

Conversion of
 preferred stock to
  Class A Common Stock  (7,800)   230    7,570        --         --        --
Appreciation in
 market value
  of securities
   available-for-sale       --     --       --        --          38       38
  Net income (three months) --     --       --        95          --       95

Balances at
December 31, 1996          111    288   77,841   (67,099)        (77)  11,064

 Proceeds from
sale of common stock        --     29      971        --          --    1,000
 Appreciation in
  market value
   of securities
    available-for-sale      --     --       --        --         101      101
  Net income (nine months)  --     --       --       727          --      727

Balances at
September 30, 1997     $   111 $  317  $78,812  $(66,372)        $24  $12,892

See accompanying notes to unaudited consolidated financial statements.

     The San Francisco Company and Subsidiaries
     Consolidated Statements of Cash Flows
     Three and Nine Months Ended September 30, 1997 and 1996
     (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                       September 30,       September 30,
(Dollars in Thousands)               1997      1996           1997     1996
Cash Flows from
 Operating Activities:
Net income                         $  358    $  303         $  727    $ 607
Adjustments to reconcile
net income to net cash
 provided by (used in)
operating activities:
  Provision for loan losses            --        --             --       --
Depreciation and
 amortization expense                 135       145            412      530
Net loss on sale of investment
 securities available for sale         --        --              6       --
  Net gain on sale of other real
   estate owned and
    real estate investment            (37)     (206)          (271)    (661)
  Provision of possible
loss on other real estate owned        --        --            182       --
  Decrease in interest
    receivable and other assets       131       344            278      361
  Increase (decrease) in interest
   payable and other liabilities      388        73            487     (784)
  (Increase) decrease
    in deferred loan fees            (114)      (17)           (47)      29
Net cash flows provided
  by operating activities             861       642          1,774       82

Cash Flows from
Investing Activities:
  Proceeds from maturities
   of investment securities
    held-to-maturity                  270       295            688      645
  Proceeds from maturities
   of investment securities
    available-for-sale              2,791       169          3,517    4,232
  Proceeds from the sale
   of investment securities
    available-for-sale                 --        --          6,200       --
  Purchase of investment
securities held-to-maturity            --        --             --   (7,815)
  Purchase of investment
securities available-for-sale      (5,595)   (4,996)       (15,569) (27,256)
  Net decrease in loans             3,376     4,357          6,453   12,625
  Recoveries of loans previously
   charged off, net                    48       135            329      279
  (Purchases) sales
    of premises and equipment         (49)        6           (145)     (44)
  Sale of other real estate owned      93       572          3,533    3,708
  Acquisition and capitalized
   cost of other real estate owned     --       150             28      236
Net cash provided by
 (used in) investing activities       934       688          5,034  (13,390)

Cash Flows from
Financing Activities:
  Net increase (decrease)
   in deposits                      6,033    (4,485)         5,551  (18,032)
  Net increase in other borrowings     --        --             --    2,000
  Net proceeds from
   sale of common stock                --        --          1,000       --
  Net proceeds from
   sale of preferred stock             --     1,000             --    3,500
Net cash provided by
(used in) financing activities      6,033    (3,485)         6,551  (12,532)

Increase (decrease)
in cash and cash equivalents        7,828    (2,155)        13,359  (25,840)
Cash and cash equivalents
  at beginning of period           21,157    19,129         15,626   42,814
Cash and cash equivalents
  at end of period               $ 28,985   $16,974       $ 28,985  $16,974

Supplemental Disclosure
 of Cash Flow Information:
Cash paid during the period for:
  Interest                         $  736    $ 756         $ 2,125 $  2,448
  Payment of income taxes              --       --               2        3

Supplemental Schedule of Noncash
Investing and Financing Activities:
  Net transfer of loans
   to other real estate owned          --       --              --    1,378

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

Note 2 - Principles of Consolidation and Presentation

               The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and therefore, do not include all the information and footnotes necessary to present the consolidated financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

               The data as of September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three and nine months ending September 30, 1997 are not necessarily indicative of the results to be expected for the entire year of 1997. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

               The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation. Certain amounts in the 1996 consolidated financial statements have been reclassified for comparative purposes.

Note 3 - Income Per Common Share

               Primary income per common share is calculated using the weighted average number of Class A Common Shares, par value of $0.01 per share (the "Common Stock"), outstanding divided into net income. Fully diluted income per share is calculated using the weighted average number of shares outstanding assuming the conversion of the Series D Preferred Stock into Common Stock divided into net income. On December 31, 1996, all 390,000 outstanding shares of Series D Preferred Stock were converted into 23,010,000 shares of Common Stock.

Note 4 - Dividend Restrictions

               The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of, and a Written Agreement dated December 14, 1994 (the "Agreement") with, the Federal Reserve Bank of San Francisco (the "FRB"). The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Class A Common Shares in addition to receiving the cash dividends to which they are entitled. The Company has not paid any dividends on the Series B Preferred stock since the second quarter of 1991. The Board of Directors does not intend to declare dividends on any class of the Company's stock.

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

     The Securities and Exchange Commission (the "SEC") has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments.
The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include disclosure of quantitative and qualitative information about market risk inherent in market risk sensitive instruments outside of the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended September 30, 1997. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K. At September 30, 1997and 1996, the Company had no derivative financial instruments outstanding.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their respective long-term business plan, the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the continued services of the Company's and Bank's key executives and managers, the real estate market in California and other factors beyond the Company's and the Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filing with the SEC.

Overview

     The principal activity of the Company is to serve as the holding company for the Bank with deposits insured by the Federal Deposit Insurance Corporation's (the "FDIC") Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

     The Company recorded net income of $358,000 and $727,000 for the three and nine months ended September 30, 1997, compared to a net income of $303,000 and $607,000 for the same periods in 1996. The increase in the Company's net income for the nine months ended September 30, 1997 of $120,000 compared to income for the same period in 1996 was primarily from an increase in net interest income and brokerage fees partially offset by an increase in operating costs in 1997 and lower gains on sale of other real estate owned in 1997 as compared to 1996.

          At September 30, 1997, total assets were $111.9 million, an increase of $7.9 million from $104.0 million at December 31, 1996. Total loans were $37.3 million, a decrease of $6.5 million, or 15% from $43.8 million at December 31, 1996. Total deposits were $96.7 million at September 30, 1997, an increase of $5.5 million compared to $91.2 million at December 31, 1996.


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

     The Company was also required to submit to the FRB an acceptable written plan to improve and maintain an adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget for the Bank and the consolidated Company. In addition, the Company's Board of Directors was required to submit an acceptable written plan designed to enhance their supervision of the operations and management of the consolidated organization.

     The Company has filed all of the required submissions with the FRB in accordance with the Agreement and management believes the Company continues to be in full compliance with the Agreement.

     Memorandum of Understanding

     On May 27, 1997, the FDIC and the California Department of Financial Institutions (formerly the State Banking Department) (the "DFI") terminated the Bank's Cease and Desist Orders and in lieu thereof entered into a Memorandum of Understanding with the Bank (the "MOU"). The MOU directs, among other things, that the
Bank: (a) have and retain management acceptable to the Regional Director of the FDIC (the "Regional Director") and the Commissioner of the DFI (the "Commissioner"); (b) increase its capital by not less than $1.0 million; (c) maintain a 7% Leverage Capital ratio; (d) reduce assets classified "Substandard" as of September 30, 1996 (the date of the most recent full-scope FDIC and DFI Report of Examination of the Bank), to no more than $12.0 million by June 30, 1997, $10.0 million as of September 30, 1997, and $8.0 million as of December 31, 1997; (e) maintain an adequate reserve for loan losses; (f) develop and implement written policy recommendations outlined in the Report of Examination; (g) implement a policy which establishes a range for the Bank's volatile liabilities dependency ratio, and which ratio shall not be more than 15%; (h) submit a strategic plan covering the period 1997 - 2002; (i) not pay cash dividends without prior written consent from the Regional Director and the Commissioner; and (j) report to the Regional Director and the Commissioner on a quarterly basis the form and manner of any actions taken to secure compliance with the MOU.

     The Bank has filed all of the required submissions with the FDIC and the FDI in accordance with the MOU, and management believes that the Bank is in full compliance with the requirements of the MOU.

     Capital Impairment Orders

     Under the California Financial Code as presently in effect, if a bank's deficit retained earnings exceeds 40% of its contributed capital, its capital is deemed to be impaired, and the bank may be required by the DFI to levy an assessment on its shares to correct the impairment (the "Capital Impairment Law"). The DFI has deemed the Bank's capital to be impaired, but has not required the Bank to levy any assessment on its shares. The Capital Impairment Law has been rescinded by the California Legislature, effective January 1, 1998. All assessment provisions shall terminate and the Bank may take expedited steps to remove all assessment provisions from its bylaws.


Results of Operations

Net Interest Income

     The Company's net interest income increased to $3.9 million in the first nine months of 1997 from $3.0 million in the same period in 1996, an increase of $866,000 or 29%. The net interest rate margin improved to 5.2% for the first nine months of 1997 from 4.3% for the same period in 1996 as a result of an increase in average earning assets of $6.0 million and an decrease in average interest bearing liabilities of $6.3 million. The increase in average earning assets was comprised of an increase in investment securities and Federal funds sold partially offset by a decline in loans. The weighted average yield on average interest-earning assets increased to 8.0% during the first nine months of 1997 from 7.7% during the same period in 1996 and the weighted average cost of funds on average deposits declined to 3.0% in 1997 from 3.3% in 1996.

     The increase in average earnings assets was primarily from a decline in the average non-performing assets of $5.9 million to $4.6 million as of September 30,1997 from $10.5 million as of December 31, 1996. The improvement in the yield on average earning assets was primarily the increase in the Fed Funds rate and the prime interest rate in 1997 compared to 1996. An increase in average non-interest bearing deposits resulted in the decline in the average cost of funds on total deposits. The decline in interest bearing deposits was primarily due to the maturity of higher costing time deposits.

     The Company's net interest income increased to $1.4 million in the third quarter from $1.0 million in the same quarter in 1996, an increase of $431,000 or 43%. The increase was the result of an increase in net interest rate margin, average earning assets, non-interest bearing liabilities and capital.
The increase in the net interest rate margin of 87 basis points to 5.3% for the third quarter of 1997 from 4.4% for the same period in 1996 was primarily the result of an increase in the yield on loans and a decline in the cost of funds for the certificate of deposits. The increase in the yield on loans was primarily the result of the recognition of deferred loan fees upon the prepayment of related loans. The Bank's cost of funds declined primarily as a result of the reduction in higher costing money desk certificates of deposits from $20.8 million as of September 30, 1996 compared to $15.6 million as of September 30, 1997.

Non-Interest Income
     Non-interest income decreased $103,000 for the first nine months of 1997 to $2.5 million compared to $2.6 million for the same period in 1996. The decline was primarily the result of a reduction in the sale of other real estate owned (the "OREO") for the first nine months of 1997 compared to the same period in 1996. The reduction in OREO resulted in fewer sales, which in turn resulted in a lower gain on sale of assets in 1997 of $260,000 compared to $659,000 in 1996.

     Non-interest income increased $101,000, for the third quarter of 1997 to $888,000 compared to $787,000 for the same period in 1996. The improvement was primarily the increase in transactions that generated the commissions, charges and fees related to increased activity of the exercise of the underlying stock options and discount brokerage transactions executed by the Bank's customers.

Non-Interest Expense

     The Company's operating expenses increased by $377,000, or 7% during the first nine months of 1997 compared to the same period in 1996 primarily as a result of an increase in compensation and related benefits, data processing costs and other operating costs which were partially offset by declines in
professional fees and insurance premiums.   The increase in
compensation and benefit costs was primarily the result of an increase in incentive related compensation accrued as a result of the Company's improved core operating performance for the first nine months of 1997 compared to the same period in 1996, including a one time accrual for a special one-time bonus that is likely to be payable to the Chief Executive Officer. The increase in data processing costs for the first nine months of 1997 compared to 1996 was the result of outsourcing certain data processing functions during the second quarter of 1996, which resulted in higher data processing costs beginning late in the second quarter of 1996. The increase in data processing costs was offset by reductions in data processing related compensation expenses. The increase in other operating costs was primarily related to a provision for possible loss on sale of OREO recorded as other operating expense in the second quarter of 1997.

     The decline in FDIC and corporate insurance premiums reflects improvement in the financial condition of the Company and the Bank in 1997 compared to 1996. The decline in professional fees reflects a reduction in the need for legal, and business and consulting services

     The Company's operating expenses increased by $208,000 during the third quarter of 1997 compared to the same period in 1996 primarily as a result of an increase in compensation and benefits related expenses partially offset by a reduction in other operating expenses for the reasons discussed above.


Financial Condition

Liquidity and Capital Resources

     Liquidity

          The Bank's liquid assets, which include cash and short term investments, totaled $29.0 million or 26% of total assets as of September 30, 1997 compared to $15.6 million, or 15% of total assets, at December 31, 1996. The increase was funded by a decline in net loans of $6.5 million and OREO of $3.5 million, and an increase in deposits of $5.6 million and capital of $1.8 million.

     As of September 30, 1997, the Bank had pledged loans and securities totaling $6.6 million enabling the Bank to borrow approximately $5.7 million from the Federal Home Loan Bank of San Francisco (the "FHLB"). The Bank did not draw on this lending facility during the first nine months of 1997. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

     As of September 30, 1997, the Bank had loans and securities pledged to the FRB totaling $1.9 million, which provide collateral to borrow up to $1.8 million from the FRB discount window.

     Capital

     At September 30, 1997, shareholders' equity was $12.9 million, compared to $11.1 million at December 31, 1996 primarily as a result of $727,000 in net income for the nine months then ended and a shareholder's capital investment of $1.0 million.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of certain levels of capital and the Bank is under specific capital requirements as a result of the MOU. As of September 30, 1997, the Company and the Bank are in compliance with all minimum capital ratio requirements including the minimum Leverage Capital ratio of 7% mandated by the MOU.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1997:

                                                    Minimum
                                                    Capital
                                Company    Bank     Requirement    MOU(1)

     Leverage ratio               11.0%    10.8%           4.0%     7.0%
     Tier 1 risk-based capital    19.2     18.8            4.0        -
     Total risk-based capital     22.2     21.7            8.0        -

          (1) Bank only requirement

     On June 13, 1997, Mr. Putra Masagung, the record holder of a majority of the Company's Common Stock invested $1.0 million in capital pursuant to a February 26, 1996 agreement as consideration for issuance of 2,941,176 shares of the Company's
Common Stock.

     Mr. Masagung recently advised the Company that PT Gunung
Agung, an Indonesian company, beneficially acquired a majority ownership of the Company's Common Stock. See "Change in
Beneficial Ownership"  below for additional discussion.


Investment Activities

     At September 30, 1997, the Company's investment securities, including Fed funds sold, totaled $67.0 million, or 60% of total assets, compared to $47.9 million, or 46.0% of total assets, at December 31, 1996. The increase in the investment portfolio of $19.1 million was funded by the disposition of $6.7 million in non-performing assets, reduction in performing loans of $3.3 million, a $1.8 million increase in capital, a $5.6 million increase in deposits and a net decrease in other assets and other liabilities of $1.7 million. The investment portfolio has included treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At September 30, 1997, investment securities held-to-maturity totaled $6.2 million, compared to $6.9 million at December 31, 1996, and were carried at amortized cost.

     At September 30, 1997, the Company held $34.3 million in investment securities available-for-sale, compared to $28.3 million at December 31, 1996. The increase in investment securities available-for-sale of $6.0 million was primarily investments in fixed rate balloon mortgage-backed securities and discounted callable agency securities with a weighted average term to maturity of approximately two years. The investment securities available-for-sale were accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of September 30, 1997, the investment securities available-for-sale had an unrealized gain of $24,000 that is included as a separate component of shareholder's equity to reflect the current market value of these securities.

Loans

     During the first nine months of 1997, total loans decreased by $6.5 million, from $43.8 million at December 31, 1996 to $37.3 million at September 30, 1997, primarily as a result of loan repayments. The composition of the Bank's loan portfolio at September 30, 1997 and December 31, 1996 is summarized as follows:

                                      September 30,      December 31,
(Dollars in Thousands)                      1997           1996

Real estate mortgage                    $ 25,219          $ 28,022
Secured commercial and financial           4,413             6,229
Unsecured                                  5,968             7,800
Other                                      1,708             1,711
                                          37,308            43,762
Deferred fees and discounts, net            (143)             (190)
Allowance for possible loan losses        (5,991)           (5,663)
     Total loans, net                    $31,174          $ 37,909


     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, OREO and performing loans that exhibit well-defined credit quality weaknesses. The table below outlines the Bank's classified assets at September 30, 1997 and December 31, 1996:

                                       September 30,       December 31,
(Dollars in Thousands)                        1997           1996

Loans - performing                         $ 3,166         $10,391
Non-accrual loans                              207           3,400
OREO                                         1,661           5,133
     Total classified assets               $ 5,034        $ 18,924

          Classified assets declined by 74% to $5.0 million as of September 30, 1997 compared to $18.9 million at December 31, 1996. The decrease was primarily the result of loan payoffs, sale of OREO, and loan upgrades. As of September 30, 1997 and December 31, 1996, all OREO were classified. As of September 30, 1997, the Bank did not have any loans that were between 31 and 89 days delinquent and still accruing.

          The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) as amended by SFAS No. 118 "Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures".   As of
September 30, 1997 and December 31, 1996, the Company had impaired loans totaling $207,000 and $3.4 million, respectively. The impairment was measured using the collateral value method. The collateral value method uses an appraisal or other market valuation to determine the value of the loans underlying collateral in addition to other collection criteria to determine overall collectability. The interest income recognized on impaired loans during the first nine months of 1997 and 1996 was $43,000 and $60,000, respectively.

     There can be no assurances that the Bank will continue to experience declines in the amount of its classified assets or not experience losses in attempting to collect the classified loans or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition. The Bank expects that to the extent that non-performing assets continue to decline, it will be able to reduce the costs incurred for managing and carrying those assets.

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

     Specific loss allowances are established based on the asset classification and credit quality grade. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of the expected future cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of September 30, 1997, $31,000 in the allowance of loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114, which had an outstanding principal balance totaling $207,000. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the nine months ended September 30, 1997:
                                                     September 30,
(Dollars in Thousands)                                    1997

Beginning balance of allowance for
  loan losses at December 31, 1996                      $ 5,663
  Charge-offs                                                --
  Recoveries                                                328
  Provision                                                  --
Ending balance of allowance for loan losses             $ 5,991

     The unallocated portion of the allowance for loan loss totaled $3.7 million at September 30, 1997 compared to $2.4 million at December 31, 1996. The increase in the unallocated allowance was primarily the result of recoveries and the reduction in classified loans that require a higher allocation of reserves.

Deposits

     The Bank had total deposits of $96.7 million at September
30, 1997, compared to $91.2 million at December 31, 1996, an increase of $5.5 million. A summary of deposits at September 30, 1997 and December 31, 1996 is as follows:

                                        September 30,       December 31,
(Dollars in Thousands)                       1997                1996

Demand deposits                           $ 21,760            $ 16,505
NOW                                         16,075              18,295
Money market                                16,779              17,376
Savings                                      1,329               1,343
 Total deposits with no stated maturity     55,943              53,519
Time deposits:
  Less than $100,000                        24,008              29,154
  $100,000 and greater                      16,766               8,493
     Total time deposits                    40,774              37,647

     Total deposits                       $ 96,717            $ 91,166


     The Bank's private and business banking customer's deposits totaled $36.2 million, or 37.5% of total deposits, at September 30, 1997, compared to $36.4 million, or 40.0% of total deposits, at December 31, 1996. Deposits of the Bank's Association Bank Services clients totaled $17.1 million, or 17.7% of total deposits at September 30, 1997, compared to $18.2 million, or 21.8% of total deposits at December 31, 1996. Deposits acquired through the money desk operations totaled $15.6 million, or 16.1% of total deposits at September 30, 1997, compared to $20.1 million, or 23.0% of total deposits at December 31, 1996. Escrow customer's deposits totaled $19.8 million, or 20.5% of total deposits at September 30, 1997 compared to $10.0 million or 11.0% of total deposits as of December 31, 1996.

     Concentrations of deposits acquired through the money desk operations and certificates of deposit of $100,000 and more have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and of reduced margins if interest costs are increased by a bank in order to retain such deposits. As a result of the MOU, the Bank is required to maintain a volatile liability dependency ratio of not more than 15%, which the Bank was in compliance with as of September 30, 1997.


Change in Beneficial Ownership

     Mr. Putra Masagung, the record holder of 97.8% of the Company's Common Stock, has advised the Company that a majority ownership of the Company's Common Stock was beneficially acquired by PT Gunung Agung (the "GA"), an Indonesian company, in a series of transactions from 1992 to 1995. This acquisition of a majority ownership occurred without the required prior approval of the state and federal regulatory authorities. The Company believes that without such regulatory approval, GA will be prevented from exercising its rights as a shareholder. The Company advised the appropriate regulatory authorities of these events. Representatives of both GA and Mr. Masagung have initiated discussions with the regulatory agencies to determine the appropriate steps to be taken under the circumstances.

     Based on the facts known at this time, management of the Company does not believe this development will have a material impact on the operations or the current financial condition of the Company or the Bank. This development is not expected to materially reduce the net operating loss carryforwards that the Company may use to reduce any future income tax liability. However, any future change in control could materially reduce the net present value of net operating loss carryforwards.

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

     None


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Report on Form 8-K

          A Report on Form 8-K, filed on August 8, 1997, regarding a change in beneficial ownership is incorporated by reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Change in Beneficial Ownership".

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     The San Francisco Company
     (Registrant)



Date: November 12, 1997                 /s/ James E. Gilleran
                                   James E. Gilleran
                                   Chairman of the Board and
                                    Chief Executive Officer



Date: November 12, 1997                 /s/ Keary L. Colwell
                                   Keary L. Colwell
                                   Chief Financial Officer