Form 10-K
period 1997-12-31
SAN FRANCISCO CO
filed 1998-03-31
CIK 351238

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
      OF 1934
                For the fiscal year ended December 31, 1997

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

    Registrant's telephone number, including area code: (415)781-7810

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

                        Yes  X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 13, 1998, was $19,034,269 computed by reference to the higher of the bid price or the price at the last sale of the Class A
Common Stock as reported by Van Kasper & Company, the sole market maker of such stock.

The Registrant had 31,723,782 shares of Class A Common Stock outstanding on March 13, 1998.


Page
                         THE SAN FRANCISCO COMPANY

                      1997 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENT

                                  PART I


                                                                       Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . .. . . . . . . 1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .. . . . . 7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .. . . . . 8

Item 4.   Submission of Matters to a Vote of Security Holders. .. . . . . 8

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
Shareholder Matters8

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . .. . . . . 9

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . 10

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . 27

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures . . . . . . . . . . . . .56

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . .. . . . .56

Item 11.  Executive Compensation . . . . . . . . . . . . . . . .. . . . .58

Item 12.  Security Ownership of Certain Beneficial Owners and Management.65

Item 13.  Certain Relationships and Related Transactions . . . . . . . . 66

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

     The Company's Class A Common Stock, par value $0.01 per share (the "Common Stock" or "Common
Shares"), is not traded on an exchange. The sole market maker of the Common Stock is Van Kasper and Company.
The bid price for the Common Stock as reported by Van Kasper and Company on March 13, 1998 was $0.60 per share.

     The Bank specializes in providing private banking as well as business banking for individuals, their businesses and other businesses, primarily in the Northern
California banking market.  See "-- Private and Business
Banking." In addition, the Bank provides specialized services related to homeowners associations (see "--
Association Bank Services"), brokerage services (see "-- Stock
Option Services") and escrow services (see "--Escrow
Services").

     The Bank's primary market area, Northern California, has a highly diversified economic base, including high technology electronic manufacturing, scientific research, real estate construction, retail and wholesale trade and transportation. Much of the diversity in the economic base is attributable to the service sector, including finance, accounting, insurance, communications, law, consulting and tourism. While many of the Bank's loans have been and continue to be collateralized by real estate, the Bank's deposit and lending relationships have not been concentrated among borrowers within a specific trade, service or industrial activity.

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

     The Bank's marketing strategy focuses on establishing banking relationships with privately and closely held businesses, and their owners and operators whose financial needs require customized banking programs. At
December 31, 1997 and 1996, Private and Business Banking customers deposits totaled approximately $34.7 million and $36.4 million, representing approximately 40.1% and 40.0% of the Bank's total deposits, respectively. At
December 31, 1997 and 1996, Private and Business Banking customers loans totaled approximately $49.8 million and $36.1 million, representing approximately 96.0% and 82.5% of the Bank's total loans, respectively.

Association Bank Services

     Established in 1987, Association Bank Services (the "ABS") provides deposit and financial management services to homeowner and community associations throughout California. The Bank offers its ABS customers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services.
In addition, the Bank offers lockbox services, courier services, expedited deposit processing and special handling of accounts. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1997 and 1996, ABS customers' deposits totaled approximately $17.2 million and $19.9 million, representing approximately 19.9% and 21.8% of the Bank's total deposits, respectively. At December 31, 1997 and 1996, ABS customers loans totaled approximately $1.6 million and $2.4 million, representing approximately 3.1% and 5.5% of the Bank's total loans, respectively.

     The Bank also offers a certificate of deposit placement service (the "CD Placement") designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

     Although a substantial portion of the individual ABS deposit accounts are fully insured and, therefore, could generally be considered stable, a small number of ABS customer account managers control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits. As of December 31, 1997, no one account manager controlled more than 2% of total deposits.

Stock Option Services

     Begun in 1984, Stock Option Services provides a range of discount brokerage services, combined with a program to facilitate the exercise of stock options by employees of publicly held companies.

     The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost. In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell all or a portion of the stock acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At December 31, 1997 and 1996, the Bank had total stock option loans outstanding of $500,000 and $1.7 million, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

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

     Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income of Stock Option Services. These clients are the focus of Stock Option Services' customer service activities;
however, this concentration of clients exposes the Bank to the possibility of losing significant non-interest income if it loses some of these clients. Total commission revenue generated by Stock Option Services was $1.4 million, $1.2 million and $1.5 million for 1997, 1996 and 1995, respectively, representing 12.4%, 16.1%, and 13.8% of the Company's gross revenue for the same periods, respectively. The earnings generated by Stock Option Services is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade. Management considers the fee income produced by Stock
Option Services to be volatile, and there can be no guarantee that income levels from this activity can be maintained at current levels.

Escrow Services

     Begun in 1989, the Corporate Escrow Services Department (the "Escrow") provides primarily non-real estate escrow services, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow services has always made a modest contribution to operating profit and provided deposits to fund other business activities. At December 31, 1997 and 1996, Escrow deposits totaled approximately $15.3 million and $10.0 million, representing approximately 17.7% and 11.0% of the Bank's total deposits, respectively.

Trust Services

     The Bank was granted trust powers in late 1989. The Bank suspended its trust activities in 1996 because the trust activities never achieved the size necessary to generate the revenues required to cover direct costs. The Bank will consider the resumption of trust activities in the future.

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

     The Bank's strategy for meeting its competition has been to concentrate on discrete segments of the market for financial services, particularly small to medium-sized businesses and their owners, professionals, corporate executives, affluent individuals, and homeowner and community associations, by offering specialized and personalized banking and brokerage services to such clients.

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

Employees

     At December 31, 1997, the Company and the Bank employed 54 persons, consisting of 51 full-time and 3 part-time employees.

Regulatory Directives

  Written Agreement

     On December 16, 1994, the Company and the Federal Reserve Bank of San Francisco (the "FRB") entered into a Written Agreement (the "Agreement") that superseded the previous FRB directive dated April 20, 1992. The
Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceed an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceed $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

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

     Management was notified by the FRB at its 1997 examination that the Company is in full compliance with the Agreement.

  Memorandum of Understanding

     On May 27, 1997, the FDIC and the California Department of Financial Institutions (formerly the State
Banking Department) (the "DFI") terminated the Bank's Cease and Desist Orders and in lieu thereof entered into a Memorandum of Understanding (the "MOU") with the Bank. The MOU provides, among other things, that the
Bank: (a) have and retain management acceptable to the Regional Director of the FDIC (the "Regional Director") and the Commissioner of the DFI (the "Commissioner"); (b) increase its capital by not less than $1.0 million by June 30, 1997; (c) maintain a 7% Leverage Capital ratio; (d) reduce assets classified "Substandard" as of September
30, 1996 to no more than $12.0 million by June 30, 1997, to no more than $10.0 million as of September 30, 1997, and to no more than $8.0 million by December 31, 1997; (f) develop and implement written policy recommendations outlined in the Report of Examination; (g) implement a policy which establishes a range for the Bank's volatile liabilities dependency ratio, and which ratio shall not be more than 15%; (h) submit a strategic plan covering the period 1997 - 2002; (i) not pay cash dividends without prior written consent from the Regional Director and the Commissioner; and (j) report to the Regional Director and the Commissioner on a quarterly basis the form and manner of any actions taken to secure compliance with the MOU.

     The Bank has filed all of the required submissions with the FDIC and the DFI in accordance with the MOU, and management believes that, as of December 31, 1997, the Bank is in full compliance with the requirements of the MOU.


Regulation and Supervision

     Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

     Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress from time to time, and several such bills are presently pending. The Company cannot determine the ultimate effect that any potential legislation, if enacted, would have upon the financial condition or operations of the Company and the Bank, but the general effect of recent legislation has been to increase competition among various types of financial institutions.

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

     The Holding Company Act requires prior FRB approval for the acquisition of control over another bank, and generally restricts the Company from engaging in any business other than managing or controlling banks or furnishing services to its subsidiaries. Among the exceptions to such restrictions are certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be a proper incident to banking.

     The Company and its subsidiaries are, with certain exceptions, prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. The

FRB is, however, becoming increasingly receptive to pricing discounts conditioned upon the Bank customer purchasing bundled groups of services. In addition, applicable federal law imposes certain restrictions on transactions between the Bank and its affiliates. As an affiliate of the Bank, the Company is subject, with certain exceptions, to the provisions of federal law imposing limitations on, and requiring collateral for, loans by the Bank to any affiliate.

     Finally, the Company is subject to restrictions on its operations imposed by the Agreement. See "--
Regulatory Directives - Written Agreement."

  The Bank

     The Bank is a California state-chartered bank and is subject to regulation, supervision and periodic examination by the DFI and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

     The regulations of state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the payment of dividends, and potential expansion.

     The Bank is subject to the California banking laws and to regulation, supervision and periodic examination by the DFI. The California banking laws, among other matters, regulate: (a) the conduct of the banking business;
(b) accounts, including types of deposit accounts and claims made thereon; (c) loans, including limitations on obligations to the bank by borrowers in general and by the bank's officers, directors and employees; and (d) mergers, consolidations and conversions of banks, including changes in control of banks. California interstate banking and branching law allows the interstate acquisition of whole banks which have been in existence for more than five years and authorizes expanded correspondent bank agency relationships among affiliated and unaffiliated insured banks.

     The Federal Reserve Act and FRB regulations, some of which are applicable to state nonmember banks under regulations of the FDIC, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders ("insiders"); any company controlled by any such insiders; or any political or campaign committee controlled by such insiders.

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

     In response to various business failures in the savings and loan and commercial banking industries, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA primarily addresses the safety and soundness of the deposit insurance fund, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies.

     FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits.

     Under FDICIA, the FDIC has adopted a revised risk-based assessment system for deposit insurance, under which depository institutions are charged between 0 and 27 basis points for every $100 in insured domestic deposits depending on such institution's capital level and supervisory rating. The Bank's present assessment is three (3) basis points. The Bank is also assessed a surcharge for the Financing Corporations (the "FICO") bonds which were issued to help fund the cost associated with the savings and loan crisis. The Bank is presently assessed an annual
FICO surcharge of approximately 0.012% of average deposits through 1999 and 0.0243% of average deposits from 2000 through 2017.

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

     Minimum Leverage Ratio. The FRB and the FDIC have established a minimum leverage ratio of 3.0%
Tier 1 capital to total quarterly average assets for companies that have received the highest composite regulatory rating (a regulatory measurement of capital, assets, management, earnings and liquidity) and that are not anticipating or experiencing any significant growth. All other institutions may be required to maintain a leverage ratio of at least
100 to 200 basis points above the 3.0% minimum.

     Risk-based Capital Ratio. The FRB and the FDIC have established regulations that require companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The risk-based capital ratio is calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights as defined by regulation. At least one-half of the qualifying capital must be in the form of Tier 1 capital.

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

     The Company and the Bank are in compliance with these capital adequacy requirements. See "Item 7
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Capital" for a discussion regarding the Company's and Bank's present capital condition.

     Prompt Corrective Action. FDICIA amended the Federal Deposit Insurance Act (the "FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater and earlier scrutiny and more restrictions on institutions as their requirements for additional capitalization increases. Undercapitalized institutions are subject to several mandatory supervisory actions, including increased monitoring and periodic review of the institution's efforts to restore its capital, submitting an acceptable capital restoration plan, restricted asset growth, and limits on acquisitions, new branches or new lines of business. A parent holding company of an undercapitalized bank is expected to guarantee that the bank will comply with the bank's capital restoration plan until the bank has been adequately capitalized, on the average, for four (4) consecutive quarters. Such guarantee is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized or the amount necessary to bring the bank into full capital compliance.

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

The Company's net occupancy costs totaled $326,000 in 1997 an increase from $288,000 in 1996 compared to a decline of $912,000 in 1996 from $1.2 million in 1995.
The decline from the 1995 net occupancy cost level has been primarily the result of the acquisition of BSFBC in 1995 which enabled the Company to reduce facilities operating costs and increase sublease income.

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

     As of December 31, 1997, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $5.2 million, lease interests totaling $1.7 million, premium paid to acquire BSFBC totaling $472,000, and furniture and equipment totaling $419,000. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease, including lease extensions, or their estimated useful lives, whichever is shorter.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a 1997 Annual Meeting.


                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
 AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is not listed on any exchange or the National Association of Securities
Dealers' Automated Quotation System. Van Kasper and Company of San Francisco, California is the sole market maker in the Company's Common Stock. The following table sets forth the high and low bid prices for the Common Stock based upon information provided by Van Kasper and Company market from January 1996 to December 31, 1997. The last known trades of the Common Stock occurred on October 1, 1997 for 6,611 shares at prices of $0.50 and $0.55 per share.

                                         1997                  1996
Quarter                              High     Low          High   Low

First                               $0.40     $0.40       $0.35   $0.34
Second                               0.40      0.40        0.35    0.34
Third                                0.40      0.40        0.35    0.34
Fourth                               0.55      0.40        0.40    0.35

     None of the Company's preferred stock was listed on any exchange or traded in any other public market since 1988.

Holders

     As of December 31, 1997, the number of holders of record of the Company's Common Stock and Series
B Preferred Shares was 411 and 11, respectively, which management believes is in each case less than the number of actual beneficial owners because of the number of shares held by known nominees.

Dividends

     The Company is subject to dividend restrictions pursuant to the Agreement, under the Delaware General
Corporation Law and regulations, and policies of the FRB. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors suspended the dividend on the Common Shares and the Series
B Preferred Shares. Subject to regulatory approval, it is the present intention of the Board of Directors to pay dividends in arrears on the Series B Preferred Stock totaling approximately $58,000 later this year, and thereafter to pay ongoing dividends on the Series B Preferred Stock pursuant to their terms. The Bank is subject to certain regulatory restrictions regarding payment of dividends to the Company as set forth in the California Financial Code. See "--
Regulatory Directives" for a discussion of these restrictions.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

                          1997       1996       1995       1994       1993
(Dollars in Thousands
except for per share data)

FINANCIAL CONDITION DATA:
Total assets          $116,617   $104,001   $114,862   $156,780   $231,021
Total loans             51,924     43,762     53,208    106,452    149,740
Total securities
 held-to-maturity        5,864      6,943         --      7,859      5,078
Total securities
 available-for-sale     32,669     28,348      6,536      2,211     14,940
Total deposits          86,519     91,166    105,673    147,148    210,111
Other borrowings        10,000         --         --      4,070      1,303
Shareholders' equity    17,570     11,064      6,880      2,129     17,455

OPERATING DATA:
Total interest income   $8,026     $7,242    $10,691    $12,651    $18,155
Total interest expense   2,890      3,127      4,415      4,863      7,420
Net interest income      5,136      4,115      6,276      7,788     10,735
Provision (recovery) for
  loan losses           (2,820)        --        500      3,799      3,554
Net interest income after
  provision (recovery)
   for loan losses       7,956      4,115      5,776      3,989      7,181
Total non-interest
   income                3,502      3,327      5,014      2,135      4,497
Total non-interest
   expense               7,509      6,998     10,301     39,018     21,764
Income (loss) before
   taxes                 3,949        444        489    (32,894)   (10,086)
Provision (benefit)
   for income taxes     (1,494)      (258)       153        142        169
Net income (loss)       $5,443       $702       $336   $(33,036)  $(10,255)

OTHER DATA:
Return on average assets   5.0%       0.7%       0.3%     (16.8)%     (3.5)%
Return on average equity  45.2        7.9        6.8     (183.0)     (57.5)
Average equity to
  average assets          11.0        8.3        3.7        9.2        6.1
Equity to assets          15.1       10.6        6.0        1.4        7.6
Interest rate spread       4.0        3.7        4.3        5.0        4.4
Net interest margin        5.1        4.4        5.0        5.1        4.6
Non-performing assets
   to total assets         0.5        8.2       13.1       12.8       18.8
Average interest-earning
   assets to average
    interest-bearing
     liabilities         138.2      119.3      121.5      105.1      103.5
Non-interest expenses to
   average assets          6.8        5.0        6.0       19.8        7.6
Net interest income,
   after provision for
  loan losses, to
   non-interest expense  105.9       58.8       56.1       10.2       32.4
Loan charge-offs net of
   (recoveries) as a
     percent of
    average loans         (0.8)       0.6        1.4        4.4        2.0
Allowance for loan
     losses as a
  percent of loans         6.2       12.9       11.1        6.2        5.4

PER SHARE DATA:
Common shares outstanding,
end of period       31,723,782 28,775,995  5,765,978  5,766,008    444,990
Preferred shares outstanding,
end of period           15,869     15,869    231,291     16,291    916,591

Common Shares:
Book value per
   common share          $0.55      $0.38      $0.43      $0.37     (1.60)(a)
Income (loss) per
 weighted average
   common share
      Basic               0.18       0.12       0.05     (10.73)    (23.00)
      Diluted             0.17       0.03       0.03     (10.73)    (23.00)


(a) the negative book value per Common Share in 1993 resulted because the book value per Preferred Shares was greater than the Company's total capital.

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

  The Company recorded net income of $5.4 million for the year ended December 31, 1997, following net income of $702,000 in 1996 and $336,000 in 1995. The net income in 1997 was comprised primarily of four sources; 1) core operating earnings, 2) gain on sale of problem assets, 3) a negative loan loss provision, and 4) the recognition of the tax benefit of certain deferred tax assets. The net income in 1996 and 1995 resulted primarily from the sale of problem assets.

Results of Operations - Years Ended December 31, 1997, 1996 and
1995

  Net Interest Income

  One of the fundamental measures of the Bank's results of operations is net interest income. Net interest income is the difference between the combined yield earned on interest earning assets and the combined rate paid on interest bearing liabilities.

  The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1997. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.

(Dollars in Thousands)
                1997                   1996                   1995
       Average Income/ Yield/  Average Income/ Yield/  Average Income/ Yield/
       Balance Expense  Rate   Balance Expense Rate    Balance Expense Rate

Assets
Interest-earning assets:
  Federal funds and time deposits
      $19,914  $1,114    5.6%  $22,452  $1,248  5.6%   $35,184 $ 1,790  5.1%
  Investment securities
       38,434   2,345    6.1    29,128   1,752  6.0      7,786     449  5.8
  Loans, net (1)
       42,389   4,567   10.8    42,012   4,242 10.1     81,080   8,452 10.4
  Total interest-earning assets
      100,737   8,026    8.0    93,592   7,242  7.7    124,050  10,691  8.6

Non-interest earning assets
        9,134                   13,365                   7,688
Total assets
     $109,871                 $106,957                $131,738

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposits
      $72,299  $2,798    3.9   $78,403   3,124   4.0  $100,357   4,244  4.2
  Other borrowings
          575      34    6.0        38       3   7.9     1,752     171  9.8
Total interest-bearing liabilities
       72,874   2,832    4.0    78,441   3,127   4.0   102,109   4,415  4.3
  Series B Preferred Stock
          111      58   52.3        --      --    --        --      --   --

Non-interest bearing liabilities
       24,959                   19,660                  24,699
Stockholders' equity
       11,927                    8,856                   4,930
Total liabilities and stockholders' equity
     $109,871                 $106,957                $131,738
Net interest income
       $5,136                   $4,115                  $6,276

Primary interest spread
                         4.0%                    3.7%                   4.3%

Margin as a percent of earning assets:
  Interest income        8.0%                    7.7%                   8.6%
  Interest expense       2.9                     3.3                    3.6
Net interest margin      5.1%                    4.4%                   5.0%

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

                         1997 versus 1996         1996 versus 1995
(Dollars in Thousands)   Rate   Volume     Net     Rate    Volume      Net

Interest-earning assets:
  Federal funds and
   time deposits           $8   $(142)   $(134)    $113     $(655)   $(542)
  Investment securities    26     567      593       24     1,279    1,303
  Loans, net              286      39      325     (273)   (3,937)  (4,210)
  Total interest-earning
      assets              320     464      784     (136)   (3,313)  (3,449)

Interest-bearing liabilities:
  Interest-bearing
      deposits            (92)   (234)    (326)  (1,024)      (96)  (1,120)
  Other borrowings          1      88       89     (102)      (66)    (168)
  Total interest bearing
      liabilities         (91)   (146)    (237)  (1,126)     (162)  (1,288)

Change in net interest
      income             $411    $610   $1,021     $990   $(3,151) $(2,161)

     The Company's interest income increased during 1997 primarily as a result of the increase in interest-bearing investment securities, increase in the yield on loans from an increase in earning loans, and a decrease in interest-bearing liabilities.

     The Company's interest income in 1996 decreased compared to 1995 due mainly to the decrease in average loans during that period. The decrease in the loan portfolio primarily resulted from a decision to reduce the size of the Company's assets through the non-renewal of loans to comply with regulatory capital requirements. The weighted average yield on loans decreased in 1996 compared to 1995 as a result of a reduction in the Bank's prime rate from an average prime rate of 8.8% in 1995 to an average 8.3% during 1996.

     Interest income and dividends on Federal funds sold and investment securities was $3.4 million in 1997 compared to $3.0 million in 1996 and $2.2 million in 1995. Average portfolio balances were $58.3 million in 1997 compared to $51.6 million in 1996 and $43.0 million in 1995, and average portfolio yields were 5.9%, 5.8%, and 5.2% in 1997, 1996, 1995, respectively. The higher average yields in 1997 and 1996 reflect the change in the mix of investments from lower yielding Federal funds and time deposits into higher yielding investment securities.

     Interest expense for 1997 was $2.9 million compared to $3.1 million for 1996 and to $4.4 million for 1995.
The decline was primarily attributable to a decrease in average interest bearing liabilities of $5.4 million to $73.0 million at the end of 1997 from $78.4 million at the end of 1996 and $102.1 million at the end of 1995. The average cost of deposits and borrowings for 1997 and 1996 was 4.0% as compared to 4.3% for 1995.

  Provision for Loan Losses

     During 1997, 1996, and 1995, the Bank provided a negative provision of $2.8 million, zero, and a positive provision of $500,000, respectively, to its allowance for loan losses. The negative loan loss provision in 1997 resulted in a reduction of total allowance for loan losses as a percent of total loans to 6.2% at the end of 1997 from 12.9% at the end of 1996. The decline in the required allowance for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors that are more fully discussed under "Loans -- Allowance for Loan Losses".


     The decline in the loan loss provision in 1996 as a percentage of average loans to zero from 0.6% in 1995 was the result of the lower level of charge-offs required in 1996 compared to 1995, and reflects management's assessment that the loan loss allowance adequately provided for the risk in the Bank's loan portfolio. The
Company's loan loss provision in 1995 was for loan loss reserves allocated to specific classified and non-performing loans. See "-- Allowance for Loan Losses" herein.

  Non-Interest Income

     Non-interest income increased $175,000 or 5.3% in 1997 as compared to 1996, primarily as a result of an increase in stock option and brokerage fees, other service charges and fees and other income. Real estate rental income and gain on sale of assets were lower in 1997 than in 1996 due primarily to lower other real estate owned assets. As the Bank continues to decrease its other real estate owned, gains are expected to continue to decline.

     Non-interest income decreased $1.7 million or 33.6% in 1996 as compared to 1995, primarily as a result of lower gain on sale of other assets which were primarily gains on sale of other real estate owned assets. In addition, income from real estate rental income increased in 1996 compared to 1995 as a result of the increase in rental income of available space in the Bank's headquarter building and from the lease of other real estate owned.

     The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                  1997         1996         1995

  Stock option commissions and
    brokerage fees                    $1,416       $1,201       $1,486
  Real estate rental income              896        1,028          435
  Service charges and fees               603          444          629
  Other income                           116           14          223
  Loss on sale of investment
   securities, net                        (6)          --           --


  Gain on sale of other assets, net      477          640        2,241
  Total non-interest income           $3,502       $3,327       $5,014

  Non-Interest Expense

     For the year ended December 31, 1997, non-interest expenses increased $511,000, or 7.3%, from the year ended December 31, 1996. The increase was primarily attributed to higher salaries and related benefits which was partially offset by reductions in other costs related to credit quality, professional fees, equipment expense, and insurance.

     For the year ended December 31, 1996, non-interest expenses decreased $3.3 million, or 32.0%, from the year ended December 31, 1995. The reduction was attributed primarily to lower compensation related expenses and lower occupancy costs.


     The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                    1997         1996         1995

  Salaries and related benefits         $4,203       $3,252       $4,279
  Professional fees                        530          629          974
  Equipment expense                        198          345          417
  Insurance premiums                       228          319          374
  Data processing                          431          304          526
  Occupancy expense                      1,192        1,165        1,635
  FDIC insurance premiums                   98          204          457
  Other operating expenses                 629          780        1,639
  Total non-interest expense            $7,509       $6,998      $10,301

     The increase in salaries and related expenses in 1997 of $951,000 to $4.2 million from $3.3 million in 1996 was primarily the result of increases in incentive compensation accruals. The incentive compensation accruals increased based on the Company's strong financial performance in 1997. The decrease in compensation related expenses of $1.0 million in 1996 to $3.3 million, or 24.0%, compared to 1995 resulted from lower staffing levels, lower severance costs, and lower incentive compensation paid. The compensation expense included incentives costs of $970,000, $17,000, and $5,000 for 1997, 1996 and 1995,
respectively.

     The Company's expenses for professional services were $530,000 in 1997 compared to $629,000 in 1996 and $974,000 in 1995. The Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses declined in 1997, 1996 and 1995 primarily as a result of a lower level of professional services required to manage problem assets, the reduction in litigation matters, and the reduction in activities related to regulatory concerns and recapitalization.

     The Company's occupancy costs totaled $1.2 million in 1997 and 1996.  In 1996, a decline of $470,000
from $1.6 million in 1995 was primarily the result of the acquisition of BSFBC which held the lease on the Company's headquarter building which enabled the Company to reduce facilities operating costs and increase sublease income.

     The decline in other operating costs of $151,000 in 1997 and $859,000 in 1996 resulted primarily from reductions in real estate owned property tax expense and provisions for declines in the market value of other real estate owned assets. Generally, all expenses declined in 1996 compared to 1995 as a result of the lower level of problem assets and lower volumes of deposits and loans requiring less administrative support and related costs.

  Provision for Income Taxes

     The income tax benefit was $1.5 million for 1997 compared to $258,000 for 1996 and to a provision of $153,000 in 1995. In 1997, the Company recognized a net deferred tax asset resulting in the tax benefit in the income statement of $1.5 million. The reduction in 1996 compared to 1995 resulted from utilizing an acceptable alternative method of calculating the Company's Delaware franchise tax which resulted in a refund of the 1994 and 1995 franchise taxes of $270,000 and a reduction in 1996 period taxes of $141,000.

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During
1997, and adjustment of $1.5 million to the valuation allowance was recorded to recognize the estimated benefits from net operating loss carryforwards. The resulting adjustment to the deferred tax asset valuation allowance occurred based on a determination that the Company may be able to utilize net operating loss carryforward benefits that had previously been reserved. The consistent financial results in the preceding three years including the strong results in 1997 coupled with the apparent improvement in the Company's credit quality indicate that the Company might be able to utilize some of the net operating loss carryforward benefits to reduce pre-tax income generated in future years. The utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

     The Company did not have any Federal or California income taxes in 1997, 1996 and 1995 as a result of tax operating loss carryforwards from losses in previous years. The taxes in 1995 were for the Delaware franchise tax. The effective tax rates for the years ended December 31, 1997, 1996 and 1995, were (37.8)%, (58.1)% and
31.3%, respectively. For each of the years ended December 31, 1997, 1996 and 1995, the federal statutory tax rate applicable to the Company was 34%. The actual benefit rate of the tax loss carryforwards may be less than the current statutory rate due to tax differentials and the alternative minimum tax.

     As of December 31, 1997, the Company had temporary differences and net operating loss carryforwards for federal tax purposes of approximately $46.8 million which begin expiring in 2007, and for California tax purposes of approximately $22.8 million, which begin expiring in 1998. As of December 31, 1997, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and other tax credits of approximately $276,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

Financial Condition

  Total Assets

     The Company's total assets were $116.6 million as of December 31, 1997 an increase of $12.6 million or 12.1% compared to $104.0 million at December 31, 1996 and compared to $114.9 million at December 31, 1995.
During 1997, the Company achieved its goal of improving asset quality including a significant reduction in the level of problem loans and non-performing assets. In 1997, management also continued its strategy to rebuild the Bank's loan portfolio.

  Liquidity

     Liquidity is the Bank's ability to meet the present and future cash needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally increases or decreases as a result of fluctuations in the Bank's loans and other assets, and deposits. The Bank maintains liquid assets of cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December
31, 1997, the Company's cash and cash equivalents were $17.0 million or 19.7% of total deposits and 86.3% of non-interest bearing deposits. At December 31, 1996, the Company's cash and cash equivalents were $15.6 million or 17.1% of total deposits and 94.5% of non-interest bearing deposits.

     In 1997, the Company's principal source of liquidity was repayment of loans, loan participations and sales, maturity or sale of investment securities, new core deposits, earnings, other borrowings and to a lesser extent new capital from the issuance of capital stock. The Bank's access to some of these sources of liquidity may be limited for various reasons including some contractual maturities of more than two years, the inability of borrowers to repay loans according to the contractual terms, and limited collateral available to pledge under other borrowing arrangements.

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

     Investment securities held-to-maturity may include United States Treasury and Federal agency securities, investments in certificates of deposit, and mortgage-backed securities. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of 31 and 43 months at December 31, 1997 and 1996, respectively, and are carried at amortized cost. At December 31, 1997 and 1996, the investment securities held-to-maturity portfolio includes $5.9 million and $6.9 million, respectively, in fixed rate balloon mortgage-backed security investments.

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

If the security is sold any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed.
At December 31, 1997 and 1996, the Bank held
$32.7 million and $28.3 million as investments available-for-sale, respectively. At December 31, 1997 and 1996,
$16,000 and $77,000 was charged against equity, respectively, to reflect the net market value adjustment to the securities available-for-sale.

     The tables below sets forth certain information regarding the carrying value and the weighted average yields of the Bank's investment securities portfolio by maturity at December 31, 1997:

                           Available for Sale
                                                                  Total
                           With in    One to      Mortgage-  Investment
                           One Year  Five Years   backed     Securities
(Dollars in Thousands)
U.S. Treasury                  $97         --           --          $97

   Average yield               5.3%        --           --          5.3%

Agency securities           $7,480    $17,969           --      $25,449
  Average yield                6.0%       6.2%          --          6.1%

Mortgage-backed securities      --         --       $7,123       $7,123
  Average yield                 --         --          6.7%         6.7%
Total                        $7,577   $17,969       $7,123      $32,669
  Average yield                 6.0%      6.2%         6.7%         6.3%


                               Held to Maturity
                                                                   Total
                                       One to                 Investment
                                      Five Years              Securities
(Dollars in Thousands)
Mortgage-backed securities             $5,864                    $5,864
  Average yield                           6.1%                      6.1%

     As of December 31, 1997 and 1996, the Bank held 14,986 and
6,698 shares, respectively of stock in the Federal Home Loan Bank of San Francisco (the "FHLB") as a membership requirement with a carrying and market value of $1.5 million and $670,000, respectively. The FHLB stock has no term to maturity. As of December 31, 1997 and 1996, the Company and the Bank had no derivative financial instruments. The Bank held $4.7 million in adjustable rate mortgage-backed securities that had a final maturity of more than five years as of December 31, 1996.

  Loans

     The Bank's primary lending activities are in commercial and financial loans made primarily to individuals and businesses in the nine counties surrounding the San Francisco bay area and, to some extent, in the Sacramento metropolitan area. The Bank purchases whole loans and enters into loan participation agreements with other banks in Northern California. The Bank also extends credit under a program of lending pursuant to the Small Business Administration's 504 Certified Development Company Program (the "SBA 504 Program"). The Bank may provide financing to qualifying borrowers for the sale of other real estate owned. The Bank also provides financing for the exercise of employee stock options. The Bank offers credit ranging from $25,000 to $4.0 million depending on loan characteristics such as type, collateral, and terms.

     At December 31, 1997 and 1996, the Bank had net loans outstanding of $48.7 million and $37.9 million, respectively, which represented approximately 56.3% and 41.6% of the Bank's total deposits at those dates and approximately 41.8% and 36.4% of the total assets of the Company.

During 1997, the Bank originated, purchased and participated in $24.9 million of loans, compared with $22.0 million during 1996. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity, market interest rates, funds availability, and governmental regulations, and have been subject to competitive pressures. Approximately 57% of the Bank's loans have interest rates that either adjust quarterly, or more frequently, based on the Bank's prime rate, the eleventh district cost of funds, or the one-year treasury constant maturity, or mature within 90 days.

     At December 31, 1997, the Bank had no direct loans to foreign borrowers. Based on the best information available at this time, management does not believe that the uncertainties and volatility in the Asian financial markets will have a direct negative impact on the credit quality of the Bank's assets.

     Real Estate Secured Loans The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more.
Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition or re-financing of real property securing the loan. The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrowers' cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. The Bank's real estate secured loans typically bear a floating rate of interest based on either the prime rate, eleventh district cost of funds, or the a treasury constant maturity index.
The Bank will continue to consider and has made fixed rate loans.


     Included in real estate secured loans are the SBA 504 Program loans. Generally, the SBA 504 Program provides an SBA-backed debenture for long-term (up to 20 years), permanent, fixed-rate financing for real estate acquisition and development with a maximum project cost of $2.5 million. The financing of an SBA 504 Program project includes a private-sector senior loan for up to 50% of the value of the project, a junior lien to a maximum of 40% of the value of the project which is guaranteed by the SBA, and the borrower providing 10% equity. The
Bank's SBA 504 Program loans include construction and permanent financing. The Bank provides the financing during the construction of the project where the borrower has qualified for permanent financing under the SBA 504
Program. The Bank provides the permanent financing when construction is complete by providing the private-sector senior loan for up to 50% of the value of the project.

     Loans collateralized by real estate represent the Bank's largest loan concentration. As of December 31, 1997 and 1996, approximately 72.8% and 64.0%, respectively, of the Bank's total outstanding loan portfolio was secured by real estate. The Bank mitigates concentration risk by diversifying the type of real estate and the geographic location of the collateral. The largest concentration of real estate loans is collateralized by commercial real estate which is 53.4% of total outstanding loans. The largest concentration of commercial real estate loans by type of underlying collateral is commercial office properties which total $8.1 million or 6.9% of total assets. The largest geographic concentration in San Francisco totals $14.3 million, or 12.2% of total assets. The largest real estate secured loan was approximately 3.4% of total assets as of December 31, 1997. As of December 31, 1997, the Bank's real estate loan portfolio consists primarily of loans with principal amounts of between $100,000 and $4.0 million and generally have terms of maturity of between one and ten years.

     Secured Commercial and Financial Loans The Bank offers a variety of commercial and financial lending services including revolving lines of credit, working capital loans, homeowners' association loans, and letters of credit. In addition, the Bank may purchase participations in agricultural and other types of loans. These loans are typically secured by cash deposits, accounts receivable, homeowners' association due assessments, equipment, inventories, agricultural crop production, investments, and securities. In underwriting commercial and financial loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower or borrowers and the value of the collateral. The Bank's commercial and financial loans typically have a floating rate of interest based on the prime rate. The Bank's commercial and financial loans are primarily in principal amounts of at least
$100,000 and generally have terms of one year or less.

     As of December 31, 1997 and 1996, the Bank had secured commercial and financial loans outstanding of $4.9 million and $6.2 million constituting approximately 9.5% and 14.2% of the Bank's total outstanding loan portfolio, respectively. As of December 31, 1997, approximately 45% of the Bank's gross secured commercial and financial loan commitments were scheduled to mature within one year. As of December 31, 1997, the largest secured commercial and financial loan commitment accounted for less than 1% of the Bank's total assets.

     Unsecured Loans The Bank offers a variety of unsecured loans including commercial and financial loans and loans to individuals. The purpose of unsecured loans includes revolving lines of credit for personal investing or cash flow management, home or business improvements, working capital loans, and letters of credit. In underwriting unsecured loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower.
The Bank's unsecured loans typically have a floating rate of interest based on the prime rate. The Bank's unsecured loans are primarily in principal amounts of at least $100,000 and generally have terms of one year or less. In addition, the Bank will extend unsecured credit under a credit card arrangement as an accommodation for qualifying borrowers. As of December 31, 1997, the Bank had credit card commitments totaling $92,000 with outstanding balances of $34,000.

     As of December 31, 1997 and 1996, the Bank's unsecured loan commitments totaled $15.6 million and
$12.4 million and had outstanding balances totaling $8.6 million and $7.8 million and were 16.6% and 17.8%, respectively, of the Bank's total outstanding loan portfolio.
The Bank's largest unsecured loan accounted for approximately 2% of total assets as of December 31, 1997.

     Other Loans The Bank offers a variety of other loans a majority of which are stock option loans. These loans typically have a floating rate of interest based on the prime rate and have a term of less than 30 days. See
"-- Stock Option Services." As of December 31, 1997 and 1996, the Bank's other loans totaled $553,000 and $1.7 million and were 1.0% and 3.9%, respectively, of the Bank's total loan portfolio.

     Lending Policies and Procedures The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan, Investment and Special Assets
Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital and reserves on secured loans and to 15% of capital and reserves on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. Of the $30.1 million in loan commitments added in 1997, a total of $10.1 million were to borrowers that each have loan commitments from the Bank of $1.0 million or more. Generally, any new or renewing loan where the Bank's total borrower credit exposure is over $1.0 million requires the approval of the Loan, Investment and Special Assets Committee of the
Board. All other loans where the total borrower exposure is $1.0 million and less can be approved by senior management.

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

  Composition of Loan Portfolio The composition of the Bank's loan portfolio at December 31 is summarized as follows:

                                        At December 31,

(Dollars in Thousands)            1997    1996     1995      1994      1993

Real estate mortgage           $37,826 $28,022  $37,049  $ 71,153   $96,426
Secured commercial and financial 4,912   6,229    7,379    20,906    31,457
Unsecured                        8,633   7,800    7,604    12,052    20,109
Other                              553   1,711    1,176     2,341     1,749
                                51,924  43,762   53,208   106,452   149,741
Deferred fees and discounts, net   (61)   (190)    (180)     (388)     (550)
Allowance for possible
   loan losses                  (3,200) (5,663)  (5,912)   (6,576)   (8,050)
Total loans, net               $48,663 $37,909  $47,116   $99,488  $141,141

     The following table presents the loan portfolio at December
31, 1997 based upon various contractually scheduled principal payments allocated into maturity categories.
This table does not reflect anticipated prepayment of loans.

                                             One to     After
                                  Within       Five      Five
(Dollars in Thousands)          One Year      Years     Years     Total

Real estate mortgage              $3,611    $20,296   $13,919   $37,826
Secured commercial and financial   1,916      2,948        48     4,912
Unsecured                          7,844        789        --     8,633
Other                                553         --        --       553


  Total loans                    $13,924    $24,033   $13,967   $51,924

     Adjustable rate loans total $40.1 million including $25.8 million with rates that adjust immediately based on prime rate. Fixed rate loans and loans with next adjustment dates beyond two years total $11.8 million, or 23% of the Bank's total loan portfolio, have a weighted average yield of 9.08% and an average final maturity date of within 7.6 years. As of December 31, 1997, fixed rate loans with pre-payment penalties totaled $3.9 million.
Generally, the prepayment penalty provisions are effective for the first one to three years from the date of origination.

     There were $8.9 million in loans, or 17% of total loans, that adjust at least annually based on the FHLB eleventh district cost of funds index ("Cofi") which have a weighted average yield of 8.22% and a weighted average term to final maturity of approximately 8 years, as of December 31, 1997. Generally, these loans have a weighted average annual interest rate change limit of 2.00% and a life-time interest rate floor and cap of 6.46% and 14.38%, respectively. The Bank also held $5.5 million in loans, or 11% of total loans, that have an initial fixed term of two years and then adjust quarterly based on the one-year treasury constant maturity index for the remaining term of the loan. As of December 31, 1997, the yield on these loans was 8.95% and the average term to final maturity was approximately 10 years.

  Problem Assets   The Bank monitors the credit quality of its
assets by periodically reviewing market conditions, reviewing borrower performance trends, obtaining updated financial and appraisal information, and by inspecting the collateral, if any, using defined grading standards. The Bank categorizes the assets into credit quality grades based on risk characteristics resulting in certain assets receiving adverse grades. Assets that are assigned a grade or rating of "substandard" or "doubtful" are identified as Problem Assets. Assets assigned a grade or rating of "Loss" are immediately charged or written off. Problem Assets include non-performing assets such as non-accrual loans, other real estate owned (the "OREO"), and performing loans that exhibit certain credit quality weaknesses.

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

At December 31, 1997 and 1996, the Company measured the impairment of all impaired loans, totaling $171,000 and $3.4 million, respectively, using the collateral value method. For the year ended December 31, 1997 and 1996, the weighted average impaired loans outstanding was $924,000 and $3.7 million, respectively. Total interest recognized on impaired loans during 1997 was $13,000 and the related allowance for loan losses totaled $26,000 at December 31, 1997.

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

     In 1997, the Bank reduced its non-performing asset portfolio by $7.9 million, from $8.5 million as of December 31, 1996 to $581,000 as of December 31, 1997, through resolutions, asset sales, charge offs and improvements in loan quality. Of the $581,000 of non-performing assets in the Bank's portfolio at December 31, 1997, properties classified by the Bank as OREO comprised 70% of the total value of the non-performing asset portfolio and 30% was held on a non-accrual basis. Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses that might result from the Bank's current strategies to resolve the non-performing assets.

  The table below outlines the Bank's classified assets as of December 31:


(Dollars in Thousands)           1997     1996     1995      1994     1993

Non-accrual loans                $171   $3,400   $7,511    $9,377  $11,086
Other real estate owned, net      410    5,133    7,514    10,021   32,372
Real estate investment, net        --       --      236       682    1,468
  Total non-performing assets     581    8,533   15,261    20,080   44,926

Loans - performing              1,393   10,391   17,800    15,580   11,847
  Total classified assets      $1,974  $18,924  $33,061   $35,660  $56,773

Non-performing assets as a percentage
  of total loans, OREO
     outstanding                  1.1%    17.4%    24.7%     16.7%    23.9%

Loans past due 90 days or
     more and accrual              --       --       --    $  940       --

Loans restructured and in compliance
  with modified terms              --    4,109    4,126     6,317    1,967

     The Bank had $171,000 in loans on December 31, 1997 that were between 31 and 89 days delinquent and are included above as non-accrual loans. For the years ended December 31, 1997, 1996, and 1995, interest income foregone on restructured loans was zero, zero, and $24,000, respectively. The amount of gross interest income that would have been collected for non-accrual loans if all such loans had been performing in accordance with their original terms was $2,000, $29,000, and $177,000, in 1997, 1996 and 1995, respectively.

     Allowance for Loan Losses Generally, the Bank's method of analyzing the adequacy of its allowance for loan losses is based on the evaluation of fair value of the underlying collateral, known risks, trends, and other factors. The fair value of the underlying collateral is based on current market conditions, appraisals, and estimated sales values of similar properties, less an estimated discount for selling and other expenses. In addition, the Bank establishes a specific loss allowance based on the asset classification and credit quality grade. This specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" allowance for loan losses to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The Bank continues to refine the allowance methodology to ensure that all known risks, trends, and facts are utilized in determining the adequacy of the allowance for loan losses.

     Generally, the Bank charges current earnings with provisions for estimated losses on loans receivable and other real estate owned. The Bank will provide a negative provision if the total allowance for loan losses exceeds the amount of estimated loan losses. The provisions take into consideration the adequacy of the total allowance for loan losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors.

The following table summarizes the loan loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)            1997     1996     1995     1994      1993

Balance of allowance for loan
  losses at beginning of period $5,663   $5,912   $6,576   $8,050    $8,400

Loans charged off:
  Commercial, financial and
       unsecured                    (5)      (4)    (427)  (3,888)   (2,407)
  Real estate                      (35)    (642)  (2,444)  (2,732)   (1,254)
  Sale of loans                     --       --       --       --      (402)
Subtotal                           (40)    (646)  (2,871)  (6,620)   (4,063)
Recoveries of previous losses:
  Commercial and financial         320      397    1,565    1,181       148
  Real estate                       77       --      142      166         6
  Net lease financing               --       --       --       --         5
  Subtotal                         397      397    1,707    1,347       159
Net loans recovery/(charged off)   357     (249)  (1,164)  (5,273)   (3,904)

Provision for loan losses       (2,820)      --      500    3,799     3,554
Balance of allowance for loan
  losses at end of period       $3,200   $5,663   $5,912   $6,576    $8,050

Ratio of the allowance to
    total loans                    6.2%    12.9%    11.1%     6.2%      5.4%

Ratio of the allowance to
    non-accrual loans          1,871.3    166.6     78.7     70.1      72.6

Ratio of net (recoveries)/
  charge-offs to average loans    (0.8)     0.6      1.4      4.4       2.0

     Allocation of the allowance for loan losses by collateral type at December 31 are as follows:

                        1997              1996               1995
(Dollars in Thousands)
               Balance  Percent(1)  Balance  Percent(1)  Balance  Percent(1)

Real estate
 mortgage       $1,460     72.8%     $2,456    64.0%      $1,613     69.6%
Secured commercial
and financial       97      9.6         250    14.2        1,207     13.9
Unsecured          214     16.6         483    17.8        1,872     14.3
Other                2      1.0          36     4.0           --      2.2
Unallocated      1,427       --       2,438      --        1,220       --
  Total         $3,200    100.0%     $5,663   100.0%      $5,912   100.00%

                                    1994                     1993
                                    Balance  Percent(1)  Balance   Percent(1)

Real estate mortgage                 $2,322      66.9%    $2,707      64.4%
Secured commercial and financial      1,522      19.6        999      21.0
Unsecured                             2,359      11.3      1,549      13.4
Other                                    --       2.2         --       1.2
Unallocated                             373        --      2,795        --
  Total                              $6,576     100.0%    $8,050     100.0%

(1) Percent refers to the percent of loans in each category to total loans.

  Deposits

     The Bank had total deposits of $86.5 million and $91.2 million at December 31, 1997 and 1996, respectively. As of December 31, 1997, deposits consisted of demand deposits totaling $19.7 million, money market and savings accounts totaling $16.0 million, NOW accounts totaling $16.0 million and time deposits totaling
$34.8 million. As of December 31, 1997, the Bank had a total of 2,164 deposit accounts consisting of 540 demand deposit accounts with an average balance of approximately $36,000 each, 468 savings and money market accounts with an average balance of approximately $34,000 each, approximately 728 NOW accounts with an average balance of approximately $22,000 each and 428 time accounts with an average balance of approximately $82,000. The
Bank's deposits and, correspondingly, its liquidity, are largely dependent upon four sources of funds: deposits acquired through its ABS function, Private and Business Banking, Escrow Services, and deposits solicited through the Bank's money desk. These sources of deposits comprised 90.5% of the Bank's total deposits at December 31, 1997.

     Certificates of deposit having a balance of at least $100,000 represented approximately 18% of the Bank's total deposits as of December 31, 1997 compared to 9.4% as of December 31, 1996. As of December 31, 1997,
$10.0 million of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less and $4.9 million mature between 91 days and one year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was three months as of December 31, 1997, and the aggregate amount of all such certificates of deposit as of December 31, 1997 was $15.6 million with a weighted average stated rate of 5.2%.

     The Bank solicits money desk deposits principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1997 and 1996, the Bank had outstanding money desk deposits of $11.7 million or 13.5% of total Bank's total deposits and $21.0 million or 23.1% of Bank's total deposits, respectively. During 1997, the money desk deposits averaged $17.4 million, with a high balance of $21.8 million.
As of December 31, 1997, money desk deposits had a remaining weighted average maturity of approximately six months. Management believes that the Bank can continue to reduce total money desk and volatile liabilities through local deposit marketing efforts. No assurance can be given that the Bank will be able to successfully implement its plans to increase core deposits.

     The following table sets forth the maturities, as of December 31, 1997, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                    Over 3        Over    More Than
                         3 Months  Months to    6 Months  1 Year to
(Dollars in Thousands)    or Less   6 Months    to 1 Year 5 Years    Total

Interest-bearing liabilities:
  Money market and
    savings accounts      $16,040        --          --       --    $16,040
  NOW accounts             15,986        --          --       --     15,986
  Time deposits            15,371    $8,565      $8,691   $2,175     34,802
  Total interest-bearing
      liabilities         $47,397    $8,565      $8,691   $2,175    $66,828


  Other Borrowings

     The Bank has other borrowing facilities which include advances from the FHLB and access to the discount window at the FRB. During 1997, the Bank borrowed $10.0 million from the FHLB under this borrowing facility.
The following table sets forth the maturities, as of December 31, 1997, of the borrowings:

                                          Over      More Than
                                        1 Year      4 Years to
(Dollars in Thousands)              to 3 Years      5 Years       Total


  Fixed rate borrowing                  $3,000        $5,000    $ 8,000
  Adjustable rate borrowing              2,000            --      2,000
  Total interest-bearing
      liabilities                       $5,000        $5,000    $10,000

     No other borrowings were outstanding at December 31, 1996.

     The Bank's short term line of credit with the FRB of up to $1.7 million is available upon the pledge of securities. The long-term borrowing from the FHLB of $10.0 million is secured by pledged securities and loans totaling $14.8 million. As of December 31, 1997, the Bank had $13.3 million available under its line of credit with the FHLB. During 1997 and 1996, the Bank did not borrow at the discount window at the Federal Reserve Bank.
In the second and third quarters of 1996, the Bank activated its FHLB borrowing which were repaid in the third and fourth quarters of 1996.

  Market Risk Management

     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. The Company's primary market rate risk is interest rate risk. The Company does not have any significant direct risks related to foreign currency exchange rates, commodity prices, equity prices, or other market changes that affect market sensitive instruments.

     Generally, interest rate risk occurs as a result of interest sensitive assets and liabilities not repricing at the same time and by the same amount. The Company's interest rate risk is a combination of several risk factors including interest, liquidity, price, and compliance. These risk factors are influenced by many circumstances including changes in the economic environment and competitive pressures.

     The oversight responsibilities for the Company's interest rate risk management is performed by the Bank's
Asset Liability Committee (the "ALCO"). The interest rate risk management policies are approved by the Board of Directors. The Company's approach to managing interest rate risk is to periodically measure the amount of interest rate risk based on estimated cashflows assuming multiple interest rate scenarios. The results of the measurement are evaluated and alternate strategies, if needed, are implemented to reduce the interest rate risk exposure. The strategies the Company uses to manage interest rate risk include adjustments to the composition of the investment securities portfolio, and new loan and deposit product terms. The Company's policies permit the use of off-balance sheet derivative instruments to control interest rate risk. However, as of December 31, 1997, no such instruments were outstanding.

     Using a simulation model, the Company measures interest rate sensitivity on a quarterly basis. The simulation model takes into consideration the potential volatility in projected results that can occur as the interest rate environment changes over time. This provides a dynamic assessment of interest rate sensitivity. For example, callable agency securities have a final maturity but also have a call feature that would result in the possibility of a security being repaid in a declining rate environment, and/or, in a declining rate environment, yields on loans might declined but due to competitive pressures a reduction in interest rates on deposits may not be possible without increasing liquidity risk resulting in a decline in asset yields without a corresponding decline in liability costs. These and other factors may increase or decrease the amount of volatility in projected results.

     A simplified method of measuring interest rate sensitivity is a "gap" analysis. A gap analysis assesses the difference between the amount of assets and the amount of liabilities which are subject to interest rate repricing at a set intervals as of a specific date. If more assets than liabilities are interest rate sensitive at a given time in a rising interest rate environment, net interest income increases. In a declining interest rate environment with the same "gap", net interest income decreases. If more liabilities change rates than assets, the same scenarios produce the opposite effects. Gap analysis only partially depicts the Company's sensitivity to interest rate changes at a specific date. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the asset and liability mix.

     The following table illustrates the repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997:

(Dollars in Thousands)     Over 3       Over  More Than  No stated
               3 Months  Months to   6 Months 1 Year to  and/or Over
               or Less   6 Months  to 1 Year5  Years     5 Years     Total

Interest-Earning Assets:
  Investment securities and
    certain cash equivalents
               $19,414     $7,505    $11,622   $14,172     $1,499    $54,212
 Loans (1)      29,518      4,595        546    14,621      2,644     51,924
 Total interest
 earning assets 48,932     12,100     12,168    28,793      4,143    106,136

 Liabilities and Equity:
  Interest-bearing deposits
                48,031      9,053      9,648        96         --     66,828
  Other borrowings
                 2,000         --         --     8,000         --     10,000
  Portion of non-interest
   bearing liabilities and equity
                    --         --         --        --     29,308     29,308
  Portion of liabilities
      and equity
                50,031      9,053      9,648     8,096     29,308    106,136

Interest bearing assets over (under)
  liabilities and equity
               $(1,099)    $3,047     $2,520   $20,697   $(25,165)        --

Cumulative primary gap
              $ (1,099)   $ 1,948    $ 4,468  $ 25,165         --

Gap as a percentage of total
   interest-earning assets
                  (1.0)%      1.8%       4.2%     23.7%       0.0%

(1) Excludes non-accrual loans.

     The Company's simulation model estimates the changes in earnings as a result of changes in interest rate sensitive assets and liabilities which would occur as a result of an instantaneous and sustained increase or decrease in interest rates of 200 basis points, and the resulting effect on the Company's net interest margin, net income and capital over a one and two year period. The Company has established policy guidelines regarding maximum negative variances in net interest margin of 10%, in net income of 50%, and in capital of 10% in the event of an instantaneous and sustained increase or decrease in market rates of 200 basis points. As of December 31, 1997, the Company's sensitivity to changes on interest rates was within policy guidelines.

     The following table presents the Company's hypothetical changes in the Company's net interest income, net income and capital, measured for the one-year period beginning January 1, 1998, based on the December 31,
1997 beginning balance sheet.

     Change in                           Estimated Increase/(Decrease) in
     Interest Rates       Net interest income     Net income     Capital
     (basis points)        Amount Percent      Amount Percent  Amount Percent
     + 200                 $(83)    (1.5)%      $(81)  (3.8)%  $(705)  (3.6)%
     no change                -        -           -      -        -      -
     - 200                $(521)    (9.1)%     $(391) (18.2)%  $(358)  (1.8)%


     The table above illustrates that in an increasing interest rate environment, the Company's earnings and capital would be expected to decline slightly due to the cost of interest bearing deposits rising faster than the increase in yield on loans and investments. In a declining interest rate environment, the Company's earnings and capital would be expected to decline primarily as a result of the reinvestment of cashflow from accelerated maturity of certain fixed rate callable securities and prepayment of fixed rate loans in lower yielding investments and loans, and the lag in the decline of the cost of interest bearing deposits.

     The simulation model includes key assumptions regarding cashflows including projections of new and renewing loans and deposits, prepayment assumptions for certain investment securities and loans, and reinvestment of cashflows and assumptions regarding estimated competitive pressures regarding pricing of loan and deposit products given the present economic climate.

     The simulation model does not contemplate all interest rate scenarios or all the actions the Company may undertake in response to changes in market interest rates. Also, the model does not capture the change in value for certain balance sheet assets, which may reduce the effect of changes in interest rates. For example, in a 2% falling rate scenario, the model will not reflect additional interest income on certain loans that have reached annual or life-time floors and/or have pre-payment penalties; however, those floors and/or prepayment penalties may result in a significant increase in value.

     The projections provided herein contain estimates that are based on certain assumption that may or may not occur, are subject to uncertainties that could cause actual results to differ materially, and any method of analyzing interest rate risk has certain inherent shortcomings. For example, although certain assets and liabilities have similar repricing characteristics, they may react in different degrees to changes in market interest rates, certain categories of assets and/or liabilities may precede, or lag behind, changes in market interest rates, and the shift in the slope of the yield curve could result in different estimates.

Also, actual rates of prepayments on loans and investments could vary significantly from the estimates used in the projections. Accordingly, results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates and are not intended to represent, and should not be construed to represent, the underlying value of the Company.

  Capital

     Shareholders' equity totaled $17.6 million at December 31, 1997, an increase of $6.5 million from $11.1 million at December 31, 1996. During 1997, the Company issued
2,941,176 shares of Class A Common Stock in exchange for $1.0 million in capital.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital and the Bank is under specific capital requirements as a result of the MOU. The Company is also subject to a Letter Agreement dated April 21, 1989, with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%. As of December 31, 1997, the Company was in compliance with all minimum capital requirements and the Bank was in compliance with all minimum capital ratio requirements including the minimum leverage ratio of 7.0% required by the MOU.

     The following table reflects both the Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1997.

                                                   Minimum
                                                   Capital
                             Company      Bank     Requirement    MOU

Leverage ratio                 14.6%      14.4%      4.0%         7.0%
Tier 1 risk-based capital      20.1       19.8       4.0          N/A
Total risk-based capital       21.9       21.6       8.0          N/A


  Year 2000

     The Company has adopted a plan to identify, assess, and address issues related to the Year 2000 problem
(the "Y2K Plan"). The Year 2000 problem is a computer programming issue that has occurred as a result of many computer systems being programmed to use a two digit code to identify the year. For example, the year 1997 would be signified by "97", and, therefore, the year 2000 may be mis-recognized as the year 1900. This could result in the miscalculation of financial data and/or result in processing errors of transactions or functions that are date sensitive.

     The purpose of the Y2K Plan is to manage the business risks associated with the Year 2000 problem. The
Y2K Plan is a five-step process ranging from identifying the business risks to implementing and testing any necessary corrective measures. Generally, the Bank's business risks come from internal sources such as the Bank's own computer systems or from external sources such as borrowers whose businesses might be adversely impacted by the Year 2000 issue, deposit customers whose transactions are transmitted electronically, and other institutions and governmental agencies whose computer systems may have a direct or indirect adverse impact on the Bank or the Bank's customers.

     The Bank is in the process of upgrading all of its core banking hardware and software. The upgrades are projected to be operational by December 31, 1998 and testing is expected to continue throughout 1999. The Bank maintains much of its computer hardware on the premises of third party vendors, uses software under licensing agreements with vendors, and has outsourced its data processing requirements to outside vendors. As a result, the Bank is highly reliant on vendors to upgrade many of the Bank's systems to be Year 2000 compliant. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank Audit and Regulatory Committee of the Board.
The Bank is requesting certification of compliance from all vendors and intends to test the compliance of all major systems. Notification has been sent to all loan and deposit customers apprising them of the potential problems and requesting that they assess the compliance of their computer systems. The Bank's lending policies have been revised to require an assessment of a borrower's risks to the Year 2000 problem, and the assessment has been incorporated into the credit review process. Nevertheless, the inability of vendors, borrowers, deposit customers, other institutions and/or governmental agencies to implement all of the required modifications could have a significant adverse impact on the Company and the Bank.

     The costs associated with executing the Y2K Plan and completing the Year 2000 modifications are estimated to be approximately $250,000 including approximately $160,000 for the purchase of new hardware which will be amortized over the useful life of the equipment. There can be no guarantee that this estimate will be achieved, will require revision at a later time, or that all business risks and related exposure have been identified.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Accountants. . . . . . . . . . . . . . . .. . . . 28


Consolidated Statements of Financial Condition,
  December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .. . . . 29


Consolidated Statements of Operations, . . . . . . . . . . . . .. . . . 30
  Years ended December 31, 1997, 1996 and 1995


Consolidated Statements of Changes in Shareholders' Equity,. . .. . . . 31
  Years ended December 31, 1997, 1996 and 1995


Consolidated Statements of Cash Flows, . . . . . . . . . . . . .. . . . 32
  Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements . . . . . . . . . . .. . . . 34

                     REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The San Francisco Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




February 12, 1998
San Francisco, California

                         The San Francisco Company
              Consolidated Statements of Financial Condition
                        December 31, 1997 and 1996

(Dollars in Thousands Except Per Share Data)     Notes     1997       1996

Assets:
Cash and due from banks                                 $ 2,837    $ 3,701
Federal funds sold                                       14,150     11,925
  Cash and cash equivalents                              16,987     15,626

Investment securities held-to-maturity
 (Market value: 1997 - $5,822 and 1996 - $6,848)    3     5,864      6,943
Investment securities available-for-sale            3    32,669     28,348
Federal Home Loan Bank stock, at par                3     1,499        670

Loans                                               4    51,924     43,762
Deferred loan fees                                  4       (61)      (190)
Allowance for loan losses                           5    (3,200)    (5,663)
  Loans, net                                             48,663     37,909

Other real estate owned                             6       410      5,133
Premises and equipment, net                         7     7,791      8,059
Interest receivable                                         720        758
Other assets                                              2,014        555
     Total assets                                      $116,617   $104,001


Liabilities and Shareholders' Equity:
Non-interest bearing deposits                           $19,691   $ 16,505
Interest bearing deposits                                66,828     74,661
  Total deposits                                    8    86,519     91,166

Other borrowings                                    9    10,000         --
Other liabilities and interest payable                    2,528      1,771
  Total liabilities                                      99,047     92,937

Commitments and contingencies                      15

Shareholders' Equity:                              11
Convertible preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1997 - 15,869 and
       1996 - 15,869 shares                                 111        111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding - 1997 - 31,723,782 and 1996 -
28,775,995 shares                                           317        288
Additional paid in capital                               78,814     77,841
Retained deficit                                        (61,656)   (67,099)
Unrealized loss on securities available-for-sale            (16)       (77)
  Total shareholders' equity                             17,570     11,064
     Total liabilities and shareholders' equity        $116,617   $104,001


The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                   Consolidated Statements of Operations
               Years Ended December 31, 1997, 1996 and 1995


(Dollars in Thousands Except Per Share Data)
                                   Notes        1997        1996        1995

Interest income:
  Loans                                       $4,567      $4,242      $8,452
  Fed funds sold                               1,103       1,248       1,771
  Investments                                  2,311       1,714         423
  Dividends                                       45          38          45
   Total interest income                       8,026       7,242      10,691

Interest expense:
  Deposits                             8       2,798       3,124       4,244
  Other borrowings                                92           3         171
   Total interest expense                      2,890       3,127       4,415

Net interest income                            5,136       4,115       6,276
Provision (recovery) for loan losses   5      (2,820)         --         500
Net interest income after provision
    (recovery) for loan losses                 7,956       4,115       5,776

Non-interest income:
  Stock option commissions and brokerage fees  1,416       1,201       1,486
  Real estate rental income                      896       1,028         435
  Service charges and fees                       603         444         629
  Other income                                   116          14         223
  Loss on sale of investment securities, net      (6)         --          --
  Gain on sale of other assets, net              477         640       2,241
   Total non-interest income                   3,502       3,327       5,014

Non-interest expense:
  Salaries and related benefits                4,203       3,252       4,279
  Occupancy expense                     7      1,192       1,165       1,635
  Professional fees                              530         629         974
  Data processing                                431         304         526
  Insurance premiums                             228         319         374
  Equipment expense                              198         345         417
  FDIC insurance premiums                         98         204         457
  Other operating expenses                       629         780       1,639
   Total non-interest expense                  7,509       6,998      10,301
Income before income taxes                     3,949         444         489
Provision (benefit) for income taxes   10     (1,494)       (258)        153
   Net Income                                 $5,443        $702        $336

Income per share:
  Basic:  Weighted average
          shares outstanding              30,393,679    5,829,035  5,765,985
          Net income                           $0.18        $0.12      $0.05
  Diluted:Weighted average
          shares outstanding              30,644,487   23,773,101  9,411,046
          Net income                           $0.17        $0.03      $0.03

The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
        Consolidated Statements of Changes in Shareholders' Equity
               Years Ended December 31, 1997, 1996 and 1995

                                                         Unrealized
                                                Employee      Gain/
(Dollars in Thousands)                          Purchase   (Loss)on    Total
                            Additional               and Securities   Share-
         Preferred  Common  Paid-in    Retained   Option Available-  Holders
             Stock   Stock  Capital    Deficit     Plans for-Sale    Equity

Balances at January 1, 1995
              $114     $58     $70,168 $(68,137)   $(70)    $ (4)      $2,129
  Net change in employee stock
    ownership plan
                --      --          --       --      70       --           70
  Net proceeds from sale of stock
             4,300      --          --       --      --       --        4,300
  Unrealized appreciation on securities
    available-for-sale
                --      --          --       --      --       45           45
  Net income    --      --          --      336      --       --          336

Balances at December 31, 1995
             4,414      58      70,168  (67,801)     --       41        6,880

  Net proceeds from sale of stock
             3,500      --          --       --      --       --        3,500
  Conversion of preferred stock
    to common stock
            (7,803)    230       7,573       --      --       --           --
  Other         --      --         100       --      --       --          100
  Unrealized depreciation on securities
    available-for-sale
                --      --          --       --      --     (118)        (118)
Net income      --      --          --      702      --       --          702

Balances at December 31, 1996
               111     288      77,841  (67,099)     --      (77)      11,064

  Net proceeds from sale of stock
                --      29         971       --      --       --        1,000
  Net proceed from the exercise of
    of stock options
                --      --           2       --      --        --           2


  Unrealized appreciation on securities
    available-for-sale
                --      --          --       --      --        61          61
  Net income    --      --          --    5,443      --        --       5,443

Balances at December 31, 1997
              $111    $317     $78,814 $(61,656)     --      $(16)    $17,570




The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1997, 1996 and 1995


(Dollars in Thousands)                               1997     1996     1995

Cash Flows from Operating Activities:
Net income                                         $5,443     $702     $336
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision (recovery) for loan losses             (2,820)      --      500
  Deferred income tax benefit                      (1,500)      --       --
  Depreciation and amortization expense               535      671      581
  Net gain on sale of real estate owned and
      other assets                                   (477)    (643)   (2,058)
  Provision for other real estate owned and
      real estate investment                          182       --       506
  Loss on sale of investment securities
      available for sale                                6       --        --
  Decrease in interest receivable and other assets     79       12       532
  Increase (decrease) in other liabilities and
      interest payable                                757     (438)   (1,055)
  (Decrease) increase in deferred loan fees          (129)      10      (208)
Net cash flows provided by (used in)
     operating activities                           2,076      314      (866)

Cash Flows from Investing Activities:
  (Purchase) redemption of
     Federal Home Loan Bank stock, net               (829)      --       705
  Proceeds from maturities of investment
      securities held-to-maturity                   1,079      865     7,859
  Purchase of investment securities held-to-maturity   --   (7,846)       --
  Proceeds from sales of investment securities
     available-for sale                             9,120        --       --
  Purchase of investment securities
     available-for-sale                           (18,600)  (29,321)  (8,414)
  Proceeds from maturities of
      investment securities available-for-sale      5,214     7,390    4,134
  Capital expenditures for real estate owned           28        --     (855)
  Net (increase) decrease in loans                 (8,162)    7,422   49,132
  Recoveries of loans previously charged off          397       397    1,707
  Acquisition of leasehold interest -- BSFBC           --        --   (4,471)
  Purchases of premises and equipment                (267)      (41)    (120)
  Proceeds from sales of real estate
       owned and investment, and other assets       4,952     4,639    6,601
Net cash (used in) provided by
       investing activities                        (7,068)  (16,495)  56,278

Cash Flows from Financing Activities:
  Net decrease in deposits                         (4,647)  (14,507) (41,475)
  Net increase (decrease) in other borrowings      10,000        --   (4,070)
  Net proceeds from sale of stock                   1,000     3,500    4,300
Net cash provided by (used in) financing activities 6,353   (11,007) (41,245)

Increase (decrease) in cash and cash equivalents    1,361   (27,188)  14,167
Cash and cash equivalents at beginning of year     15,626    42,814   28,647
Cash and cash equivalents at end of year          $16,987   $15,626  $42,814


The accompanying notes are an integral part of the consolidated financial statements.(continued)

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1997, 1996 and 1995
                                (continued)


(Dollars in Thousands)                                 1997    1996    1995

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                             $2,811  $3,167  $4,450
Income taxes                                              6       5     153


Supplemental Schedule of Noncash Investing and Financing
Activities:

Net transfer of loans to other real estate owned         --   1,378   1,197


The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                Notes to Consolidated Financial Statements
                        December 31, 1997 and 1996


Note 1:  Statement of Accounting Policies

      The accounting and reporting policies of The San Francisco
Company (the "Company") and its subsidiaries are in accordance with generally accepted accounting principles and practices within the banking industry.

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

Principles of Consolidation

      The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, BSFRI. BSFRI is no longer active in real estate investment activities. All material intercompany transactions have been eliminated in consolidation.


      During 1995, the Bank acquired controlling interest in BSFBC. Prior to the acquisition, the Company accounted for its investment in BSFBC using the equity method.
BSFBC was dissolved effective January 1, 1997 and all of its assets and liabilities were assumed by the Bank.

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

      The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1997 and 1996, the average reserve balances outstanding were $1.0 million for each period. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

      The Company classifies its investment securities into one of two categories: held-to-maturity or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and losses included as a separate component of shareholders' equity.

      Investment securities include debt securities and Federal Home Loan Bank (the "FHLB") Stock. Any discounts or premiums are accreted or amortized to income over the expected term of the investment considering prepayment assumptions, if applicable. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on quoted market prices and/or third party dealer quotes.

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

Allowance for Loan Losses

      The Company records an adjustment to the allowance for loan losses based on estimated losses on loans receivable considering both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. At December 31, 1997, the Company reduced the allowance for loan losses to a level that management believes adequately reflects the credit risks in the loan portfolio. See additional discussion under "Note
19: Quarterly Information (Unaudited)".

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

Premises and Equipment

      Premises and equipment are stated at historical cost less accumulated depreciation and amortization.
Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease, including lease extensions, or their estimated useful lives, whichever is shorter.

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

      As of December 31, 1997, the Company determined that no events or changes occurred during 1997 that would indicate that the carrying value of any long-lived assets may not be recoverable. Adoption of this statement did not have any impact on the Company's financial position, results of operations or liquidity.

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

Stock-based Compensation

      Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based
Compensation." SFAS No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation (stock options) or the current Accounting Principles Board (the "APB") Opinion
No. 25 intrinsic value based method of accounting for its
stock-based compensation.   SFAS No. 123 requires pro-
forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow APB No. 25. The Company has elected to use the current APB No. 25 intrinsic value based method of accounting for its stock-based compensation and to disclose its stock-based compensation in accordance with SFAS No. 123.

Non-Interest Income

      Fees for other customer services represent fees earned for the brokerage of certificates of deposit and escrow services, and commissions earned in connection with the Bank's stock option lending program and other banking services. Fees for services are recorded as income when the services are performed.

Earnings per Share (the "EPS")

      The Company has adopted FASB No. 128, "Earnings Per Share," effective with these financial statements and has applied it to all prior periods. FASB No. 128 establishes simplified standards for computing and presenting EPS, and replaces the presentation of primary EPS with "basic EPS" and modifies the fully diluted EPS calculation which is designated diluted EPS. It also requires a dual presentation of basic EPS and diluted EPS on the face of the income statement, and requires disclosure of the calculation of basic EPS compared to diluted EPS in the footnotes to the financial statements.

      Basic EPS is calculated dividing net income by the weighted average number of common shares outstanding. The dilutive EPS is calculated giving effect to all potentially dilutive common shares, such as certain stock options, that were outstanding during the period.

      The following tables present a reconciliation of the amounts used in calculating basic and diluted EPS for each of the periods shown.

      (dollars in thousands except Per-share amounts)
                                                 Per-share
      1997                                Income        Shares     amount
      Basic EPS                           $5,443    30,393,679      $0.18

      Effect of dilutive securities:
         Series B Preferred Stock             58           793
         Stock options                        --       250,015
      Diluted EPS                         $5,501    30,644,487      $0.17

                                                 Per-share
      1996                                Income        Shares     amount
      Basic EPS                             $702     5,829,035      $0.12
      Effect of dilutive securities:
         Series D Preferred Stock             --    17,944,066
         Stock options                        --            --
      Diluted EPS                           $702    23,773,101      $0.03

                                                 Per-share
      1995                                Income        Shares     amount
      Basic EPS                             $336     5,765,985      $0.05
      Effect of dilutive securities:
         Series D Preferred Stock             --     3,645,061
         Stock options                        --            --
      Diluted EPS                           $336     9,411,046      $0.03

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

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting
Comprehensive Income" which provides standards for required reporting and displaying comprehensive income and its components in the financial statements. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid in capital in the equity section of the Statement of Financial Condition, but no specific format is required. This statement is effective with the year-end 1998 financial statements including interim financial statements. Reclassification of financial statements for earlier periods is required. The Bank is in the process of determining its format for reporting comprehensive income.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related
Information", which requires that a public company report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for year-end 1998 financial statements.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishing of Liabilities" which provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective January 1997 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain
Provisions of SFAS No. 125", which defers certain provisions of SFAS No. 125 for one year. Management does not expect that the adoption of SFAS No. 125 or No. 127 will have a material impact on the Company's financial condition.

Reclassifications

      Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.


Note 2:  Regulatory Directives

   The Company

      On December 16, 1994, the Company and the Federal Reserve Bank of San Francisco (the "FRB") entered into a Written Agreement (the "Agreement"). The Agreement prohibits the Company, without prior approval of the FRB, from: (a) paying any cash dividends to its shareholders; (b) directly or indirectly, acquiring or selling any interest in any entity, line of business, problem or other assets; (c) executing any new employment, service, or severance contracts, or renewing or modifying any existing contracts with any executive officer; (d) engaging in any transactions with the Bank that exceed an aggregate of $20,000 per month; (e) engaging in any cash expenditures with any individual or entity that exceed $25,000 per month; (f) increasing fees paid to any directors for attendance at board or committee meetings, or paying any bonuses to any executive officers; (g) incurring any new debt or increasing existing debt; and (h) repurchasing any outstanding stock of the Company. The Company is required to submit a progress report to the FRB on a quarterly basis.

      The Company was also required to submit to the FRB an acceptable written plan to improve and maintain adequate capital position, a comprehensive business plan concerning current and proposed business activities, a comprehensive operating budget at the Bank and the consolidated organization, and an acceptable written plan designed to enhance Board supervision of the operations and management of the consolidated organization. The
Company has filed all of the required submissions with the FRB in
accordance with the Agreement.   The FRB
confirmed the Company's full compliance with the Agreement at its 1997 examination.

   The Bank

   Memorandum of Understanding

      On May 27, 1997, the FDIC and the California Department of Financial Institutions (formerly the State
Banking Department) (the "DFI") terminated the Bank's Cease and Desist Orders and in lieu thereof entered into a Memorandum of Understanding (the "MOU") with the Bank. The MOU provides, among other things, that the
Bank: (a) have and retain management acceptable to the Regional Director of the FDIC (the "Regional Director") and the Commissioner of the DFI (the "Commissioner"); (b) increase its capital by not less than $1.0 million by June 30, 1997; (c) maintain a 7% Leverage Capital ratio; (d) reduce assets classified "Substandard" as of September
30, 1996 to no more than $12.0 million by June 30, 1997, to no more than $10.0 million as of September 30, 1997, and to no more than $8.0 million by December 31, 1997; (f) develop and implement written policy recommendations outlined in the Report of Examination; (g) implement a policy which establishes a range for the Bank's volatile liabilities dependency ratio, and which ratio shall not be more than 15%; (h) submit a strategic plan covering the period 1997 - 2002; (i) not pay cash dividends without prior written consent from the Regional Director and the Commissioner; and (j) report to the Regional Director and the Commissioner on a quarterly basis the form and manner of any actions taken to secure compliance with the MOU.

      The Bank has filed all of the required submissions with the FDIC and the DFI in accordance with the MOU, and management believes that, as of December 31, 1997, the Bank is in full compliance with the requirements of the MOU.


Note 3:  Investment Securities

      The amortized cost and estimated market values of investment securities held-to-maturity at December 31 are as follows:


                                    Amortized Unrealized Unrealized  Market
(Dollars in Thousands)                   Cost      Gains     Losses   Value

1997:
  Mortgage-backed securities           $5,864         --      $(42)  $5,822
  Total                                $5,864         --      $(42)  $5,822

1996:
  Mortgage-backed securities           $6,943         --      $(95)  $6,848
  Total                                $6,943         --      $(95)  $6,848



     The amortized cost and estimated market values of investment securities available-for-sale at December 31 are as follows:


                                    Amortized Unrealized Unrealized  Market
(Dollars in Thousands)                   Cost      Gains     Losses   Value
1997:
  Fixed rate mortgage-backed securities $7,133        $7      $(17)  $7,123
  U.S. Treasury and agency securities   25,552        26       (32)  25,546
  Total                                $32,685       $33      $(49) $32,669

1996:
  Adjustable rate mortgage-
         backed securities              $4,746       $24         --  $4,770
  U.S. Treasury and agency securities   23,679        --       $101  23,578
  Total                                $28,425       $24       $101 $28,348


     For 1997 and 1996, the Company included a net unrealized loss of $16,000 and $77,000, respectively, as a separate component of stockholders' equity. The Company recorded a loss of $6,000 on sale of securities in 1997 and no gains or losses on sale of investment securities during 1996.

     As of December 31, 1997 and 1996, the Bank's investment in
FHLB stock totaled $1.5 million and
$670,000 and is stated at par.

     The amortized cost and estimated market value of securities at December 31, 1997 by contractual maturity,
are shown below:
                         Securities Available          Securities
                               for Sale             Held to Maturity
                      Amortized    Estimated    Amortized    Estimated
(Dollars in Thousands)    Cost   Market Value        Cost  Market Value

  1 year or less         $7,563       $7,577           --            --
  1 to 5 years           17,989       17,969           --            --


    subtotal             25,552       25,546           --            --
  Mortgage-backed
     securities           7,133        7,123       $5,864        $5,822
  Total                 $32,685      $32,669       $5,864        $5,822


     The average yield on investments securities was 6.1% and 6.0% during 1997 and 1996, respectively. The
U.S. Treasury and agency securities held by the Company had effective maturities of less than three years.
Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Factors such as prepayments and interest rates may affect the yield and carrying value of mortgage-backed and callable agency securities. As of December 31, 1997 and 1996, the Company had no derivative financial instruments.

     At December 31, 1997 and 1996, $1.6 million and $810,000,
respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1997, $12.4 million of investment securities and $2.4 million of loans were pledged as collateral for the $10.0 million
FHLB borrowing. At December 31, 1997 and 1996, the Company had no securities sold under agreements to repurchase.

     At December 31, 1997, the Bank had a $250,000 letter of credit from an independent third party bank for the purpose of issuing international trade finance letters of credit on behalf of the Bank's clients.


Note 4:  Loans

     The Bank's loan portfolio at December 31 is summarized as follows:

(Dollars in Thousands)                                1997      1996

Real estate mortgage                               $37,826   $28,022
Secured commercial and financial                     4,912     6,229
Unsecured                                            8,633     7,800
Other                                                  553     1,711
  Total loans                                       51,924    43,762
Deferred fees                                          (61)     (190)
Allowance for loan losses                           (3,200)   (5,663)
  Total loans, net                                 $48,663   $37,909

     At December 31, 1997 and 1996, non-accrual loans totaled $171,000 and $3.4 million, respectively, and there were no loans past due 90 days or more and still accruing. For the years ended December 31, 1997, 1996 and 1995 interest income foregone on non-accrual loans was $2,000, $29,000, and $177,000, respectively.
Restructured loans totaled zero and $4.1 million at December 31, 1997 and 1996, respectively. For the years ended
December 31, 1997, 1996 and 1995, interest income foregone on restructured loans were zero, zero and $24,000, respectively.

     Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". In accordance with SFAS No. 114, a loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1997 and 1996, the Company measured the impairment of all impaired loans, totaling $171,000 and $3.4 million, respectively, using the collateral value method. For the year ended December 31, 1997 and 1996, the weighted average impaired loans outstanding was $924,000 and $3.7 million, respectively. Total interest income recognized on impaired loans during 1997 and 1996 was $13,000 and $170,000, respectively. At December 31, 1997 and 1996, the portion of the allowance for loan losses assigned to impaired loans totaled $26,000 and $717,000, respectively.

     The Company's business activities are with clients in Northern California primarily the greater San
Francisco Bay Area. As of December 31, 1997, the Company had $37.8 million in loans secured by real estate located in Northern California including 38% located in San Francisco. The primary source of repayment of real estate loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral. As of December 31, 1997, the Company had $16.1 million in commitments on unsecured loans of which 52% were outstanding. The primary source of repayment on the unsecured loans is the borrowers net worth and cash flow.


Note 5. Allowance for Loan Losses

     Changes in the Company's allowance for loan losses for the years ended December 31 were as follows:

(Dollars in Thousands)                               1997    1996    1995

Balances at beginning of the year                  $5,663  $5,912  $6,576
  Provision for loan losses                        (2,820)     --     500
  Loans charged off                                   (40)   (646) (2,871)
  Recoveries of loans charged off                     397     397   1,707
Balances at end of the year                        $3,200  $5,663  $5,912


Note 6:  Other Real Estate Owned

     Other real estate owned at December 31 consist of the following:

(Dollars in Thousands)                               1997    1996

Real Estate:
  Residential development                          $3,652  $2,313
  Commercial development                               --   1,758
  Raw land                                             --  10,173
  Subtotal                                          3,652  14,244
Allowance for losses                               (3,242) (9,111)
  Total                                              $410  $5,133

     In 1997, the Company sold OREO that had an original book value of $10.6 million and a net book value, at December 31, 1996, totaling $4.9 million. In 1997, the
Company recorded a net gain on sale totaling $460,000.

     The following table summarizes the changes in the allowance for losses related to OREO for the periods shown:

(Dollars in Thousands)                          1997     1996     1995

Balance of allowance for losses - beginning   $9,111  $11,991  $19,404
  Charge-offs                                 (6,051)  (2,880)  (7,500)
  Provision                                      182       --       87
Balance of allowance for losses - ending      $3,242   $9,111  $11,991

     Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses that might result from the Bank's strategy to divest the OREO.


Note 7:  Premises and Equipment, net

     Premises and equipment, net, at December 31 consist of the following:

(Dollars in Thousands)                                     1997    1996

Leasehold                                                $3,701  $3,701
Leasehold improvements                                    8,646   8,503
Furniture and equipment                                   1,541   1,534
  Subtotal                                               13,888  13,738
Less:  Accumulated depreciation and amortization         (6,097) (5,679)
  Total                                                  $7,791  $8,059

     The amount of depreciation and amortization included in non-interest expense was $535,000, $671,000, and $581,000 in 1997, 1996 and 1995, respectively. Total rental and other occupancy expenses net of sublease income for the Company's premises were $326,000, $288,000 and $1.2 million in 1996, 1995 and 1994.

     At December 31, 1997, the approximate future minimum rental payments under a non-cancelable operating lease, with a remaining term of thirteen years, for the Company's premise are as follows:

(Dollars in Thousands)                                   Amount

1998                                                       $134
1999                                                        134
2000                                                        134
2001                                                        134
2002                                                        134
Thereafter                                                1,050
  Total                                                  $1,720

     The lease payment is fixed until the expiration of the lease on October 31, 2010. During 1997, 1996 and
1995, the Company received $864,000, $877,000 and $435,000 of sublease income, respectively. The total future minimum rent payments to be received under noncancellable operating subleases over the next five years aggregate
$4.3 million. None of the noncancellable operating subleases have a remaining term of more than five years. These payments are not reflected in the above table.

Note 8:  Deposits

     Deposit balances and average interest rates paid by the Bank at December 31 are as follows:

                                              1997              1996


                                                  Average            Average
(Dollars in Thousands)                     Balance   Rate   Balance     Rate

Demand deposit accounts                    $19,691    0.0%  $16,505      0.0%
Money market and savings accounts           16,040    2.0    18,719      2.1
NOW accounts                                15,986    2.3    18,295      2.1
Time accounts                               34,802    5.4    37,647      5.8
  Total                                    $86,519    2.9%  $91,166      3.2%

     Total deposit balances averaged $95.0 million and $98.1 million during 1997 and 1996, respectively, with average interest rates of 2.9% and 3.2%, respectively. The weighted average stated rates on deposits as of December 31, 1997 and 1996 were 2.9% and 3.2%, respectively.

     Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                                     1997   1996

Three months or less                                    $10,026 $4,490
Three months to six months                                2,925  2,699
Six months to one year                                    2,062    904
Between one and two years                                   605    400
  Total                                                 $15,618 $8,493

     Interest expense on time deposits in amounts of $100,000 or more was $589,000, $304,000 and $353,000 in 1997, 1996, and 1995, respectively. Time deposit accounts in amounts of $100,000 or more averaged $12.1 million and $5.8 million during 1997 and 1996, respectively, with weighted average rates of 4.9% and 5.3%, respectively. The weighted average stated interest rate on such deposits at December 31, 1997 and 1996 was 5.2% and 5.1%, respectively.

     The Company had no brokered deposits as of December 31, 1997 and 1996, and money desk deposits totaled $11.7 million and $21.0 million at December 31, 1997 and 1996, respectively.


Note 9:  Other Borrowings

     Other borrowings at December 31 are as follows:

                                                                     Maximum
                                  Balance Stated Average Average     Balance
(Dollars in Thousands)        Outstanding   Rate Balance    Rate Outstanding

1997:
  Other borrowings -
     FHLB long-term              $10,000    6.0%    $575    6.0%    $10,000
  Total                          $10,000    6.0%    $575    6.0%    $10,000

1996:
  Other borrowings -
     FHLB line of credit              --     --      $38    6.3%     $2,000
  Total                               --     --      $38    6.3%     $2,000

     The following table sets forth the maturities, as of December 31, 1997, of the borrowings:

                                         Over        More Than
                                       1 Year       4 Years to
(Dollars in Thousands)             to 3 Years          5 Years    Total


  Fixed rate borrowing                 $3,000           $5,000  $ 8,000
  Adjustable rate borrowing             2,000               --    2,000
  Total interest-bearing
      liabilities                      $5,000           $5,000  $10,000

     No other borrowings were outstanding at December 31, 1996.

     The Bank has a credit facility available with the FHLB for up to 20% to total assets, or $23.3 million as of December 31, 1997. At December 31, 1997 and 1996, $14.8
million and $8.5 million of loans and securities were pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its membership in the FHLB.

     The Bank has access to the discount window at the FRB for a total borrowing facility of $1.7 million upon the pledge of securities. At December 31, 1997, no securities are pledged as collateral for the FRB facility.


Note 10:  Income Taxes

     The (benefit) provision for state franchise taxes consists of:

(Dollars in Thousands)                             1997  1996  1995

Current:
  Federal                                            --    --    --
  State                                              $6 $(258) $153
  Total current                                       6  (258)  153

Deferred:
  Federal                                        (1,065)   --    --
  State                                            (435)   --    --
  Total deferred                                 (1,500)   --    --
  Total (benefit) provision for income taxes    $(1,494)$(258) $153

     The provision for income taxes for 1997 consists of minimum amounts due and recognition of the tax benefit of certain deferred tax assets including temporary differences and net operating loss carryforwards, and the 1996 and 1995 provisions for income taxes consists of the minimum amount of franchise taxes due net of refunds.
In 1996, the Company received a refund for prior years' Delaware franchise tax.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

(Dollars in Thousands)                                1997      1996
Deferred Tax Assets:
  Book loan loss reserve in excess of tax             $711    $1,898
  Other provisions                                     167       156
  Provision for losses for real estate               1,334     3,777
  Net operating losses                              17,546    16,563
  Tax credits                                          489       489
  Net tax value of premises in excess of book          127       120
  Other                                                395       403
  Total deferred tax assets                         20,769    23,406
Valuation allowance                                (18,864)  (23,006)
  Total deferred tax assets, net                     1,905       400

Deferred Tax Liabilities:
  Loan origination costs                               (54)      (33)
  Taxable income in excess of book for
       rehabilitation credit                          (351)     (367)
  Total deferred tax liabilities                      (405)     (400)
Net deferred taxes                                 $(1,500)       --

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During
1997, and adjustment of $1.5 million to the valuation allowance was recorded to recognize the estimated benefits from net operating loss carryforwards. The resulting adjustment to the deferred tax asset valuation allowance occurred based on a determination that the Company may be able to utilize net operating loss carryforward benefits that had previously been reserved. The consistent financial results in the preceding three years including the strong results in 1997 coupled with the apparent improvement in the Company's credit quality indicate that the Company might be able to utilize some of the net operating loss carryforward benefits to reduce pre-tax income generated in future years. The utilization of the net operating loss carryforwards and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

     The total tax provision (benefit) differs from the statutory
Federal rates for the reasons shown in the following table:

                                                    1997    1996   1995

Tax expense at the statutory federal rate           34.0%   34.0%  34.0%
Utilization of prior year taxable losses           (34.0)  (34.2) (34.6)
State income taxes (refund), net of
    federal tax benefit                              0.2   (58.1)  31.3
Non-deductible expenditures and non-taxable income   0.0     0.2    0.6
Change in valuation allowance                      (38.0)    0.0    0.0
  Total effective tax (benefit) provision rate     (37.8)% (58.1)% 31.3%

     Because the Company has utilized most of its ability to carryback net operating losses, the tax losses incurred from 1992 to 1997 must be carried forward to offset future tax net operating income, if any. In addition, the actual benefit rate may be less than the current statutory rate due to tax differentials and the alternative minimum tax. As of December 31, 1997, the Company has net operating loss carryforwards for federal tax purposes of approximately $46.8 million which begin expiring in 2007, and for California tax purposes of approximately $22.8 million, which begin expiring in 1998. As of December 31, 1997, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and minimum tax credits of approximately $276,000 which have no expiration.

Note 11:  Shareholders' Equity

     The capital contributions in 1997, 1996, and 1995 were $1.0 million, $3.5 million, and $4.3 million, respectively. The capital in 1997 was raised by the issuance of 2,947,787 shares of Class A Common Stock at
$0.34 per share. The capital in 1996 was raised by the issuance of 175,000 shares of Series D Preferred Stock at
$20.00 per share. The capital in 1995 was raised by the issuance of 215,000 shares of Series D Preferred Stock at $20.00 per share. The Series D Preferred Shares were converted into Common Shares in 1996.

Description of Capital Stock

     The authorized capital stock of the Company consists of 100,000,000 Common Shares, par value $0.01 per share and 5,000,000 shares of preferred stock, par value
$0.01 per share, of which 437,500 are designated as Series B Preferred Shares. The remainder are not designated.

     In accordance with the Agreement and the MOU, the Company and the Bank are prohibited from paying dividends without the prior written consent or approval of the FDIC, the Commissioner of the Department of Financial Institutions and the Federal Reserve Bank of San
Francisco.

Description of Common Stock

     As of December 31, 1997, there were 31,723,782 Common Shares outstanding out of a total of 100,000,000 shares authorized. The Series B Preferred Shares, which were convertible into shares of the Class B
Common Stock at the option of the holders thereof are now convertible to Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred shares.

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

Description of Preferred Stock

     The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. As of December 31, 1997, the Board of Directors authorized only the issuance of the Series B Preferred Shares. The Company's Certificate of Incorporation provides that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

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

Description of Series B Preferred Stock

     The Company issued the Series B Preferred Shares during
1988.  As of December 31, 1997, there were
15,869 Series B Preferred Shares outstanding.

  Dividends

     Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of 8% per annum or Fifty-Six Cents ($0.56) per share, payable quarterly in January, April, July and October of each year.
Dividends on the Series B Preferred Shares are cumulative. Cumulative unpaid dividends on the Series B
Preferred Stock at December 31, 1997 total approximately
$57,800.

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

Note 12: Stock Option Plan

     During 1996, the Company's stockholders approved the Amended and Restated 1993 Stock Option Plan
(the "Plan"). Pursuant to the Plan, options may be granted to directors and key employees of the Company and its subsidiaries. The shares of Common Stock reserved for the Plan total 9,000,000 shares. The number of shares granted may be subject to adjustment as determined by a Committee of the Board of Directors. The exercise price of options must be at least the fair market value of the shares of the Company's Common Stock as of the date the option is granted. The expiration date of the options is ten years from the effective date that the options were granted. During 1997, 6,611 of the options granted have been exercised. The agreements for certain executive officers and former executive officers provide that options shall be granted to acquire shares of Common Stock under the Plan equal to 9% of the fully-diluted shares of the Company's Common Stock, with additional shares to be issued in the future to maintain the 9% ratio.

     The weighted-average fair value of stock options granted and vested during 1997 and 1996 were $88,000 and $163,000, respectively on the date of grant using the Black
Scholes option-pricing model with the following weighted-average assumptions:

                                             1997   1996
  Expected dividend yield                     0.0%   0.0%
  Risk-free interest rate                    5.35%  6.17%
  Expected life                           2.75 yrs  5 yrs
  Volatility factor                          0.253   0.01
  Fair value of options granted              $0.08  $0.09

  The Company has not recognized any compensation costs for the stock options in the financial statements.
The proforma net income reflects only options granted and vested in 1997 and 1996.  Had the Company determined
compensation cost based on fair value at the date of grant for its stock options, the Company's net income would
have been the proforma amounts indicated below:
                                                      1997    1996    1995
    Net income - as reported (dollars in thousands) $5,443    $702    $336
                      proforma                       5,360     539     336

    Earnings per share - basic                       $0.18   $0.12   $0.05
                       Diluted                        0.17    0.03    0.03

    Proforma per share - basic                       $0.18   $0.09   $0.05
                       Diluted                        0.17    0.02    0.03

  The following table provides the stock option activity for each period presented:

                  December 31, 1997  December 31, 1996    December 31, 1995
                  Weighted Average   Weighted Average     Weighted Average
                Number of  Exercise Number of Exercise   Number of Exercise
                   Shares    Price   Shares    Price      Shares    Price
Balance at
beginning
of year         3,029,500    $1.24    509,322   $5.68      511,822   $5.68
   Granted        668,971     0.34  2,522,678    0.35           --      --
   Exercised        6,611     0.34         --      --           --      --
   Expired         19,827     0.34      2,500    5.68        2,500    5.68
Balance at
end of year     3,672,033    $1.08  3,029,500   $1.24      509,322   $5.68

      At December 31, 1997, the range of exercise prices and remaining contractual life of outstanding options was $0.34 and $5.68 and six (6) years and ten (10) years, respectively. The following table provides stock option information as of December 31, 1997:

                     Options Outstanding           Options Exercisable
                         Weighted-average
Range of Number    Remaining
Exercise Out-      Contractual Weighted-average Number      Weighted-average
price    standing  life        Exercise Price   Exercisable Exercise Price
$0.34 -
$0.45   3,161,540  8.90 years            $0.34  2,768,448        $0.34
$4.50 -
$5.68     510,493  6.75 years            $5.68    484,970        $5.68


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

     The Bank is also subject to the MOU. The MOU provides that the Bank must maintain a minimum leverage ratio of 7%. See Note 2: Regulatory Directives for more information regarding capital requirements.

     The Company is also subject to a Letter Agreement dated
April 21, 1989 with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the highest capital category, a bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth below and must not be subject to any certain regulatory orders, agreements or directives.

     The following table sets forth the Bank's capital amounts and ratios as of December 31, for each of the periods shown:

                                                           To be Well
(dollars in thousands)                                     Capitalized Under
                                         For Capital       Prompt Corrective
                          Actual         Adequacy purposes Action Provisions
                       Amount    Ratio    Amount  Ratio    Amount   Ratio

1997:
Total risk-
  based capital       $16,877     21.6%    $6,24 2  8.0%    7,803   10.0%
Tier 1 capital         15,875     19.8      3,209   4.0     4,814    6.0
Leverage capital       15,875     14.4      4,417   4.0     5,521    5.0

1996:
Total risk-
  based capital       $11,777     17.8%    $5,293   8.0%   $6,616   10.0%
Tier 1 capital         10,890     15.3      2,838   4.0     4,270    6.0
Leverage capital       10,890     10.3      4,242   4.0     5,302    5.0


       The following table sets forth the Company's and Bank's capital ratios compared to minimum capital ratio requirements as of December 31, 1997 and the requirements contained in the MOU:

                                                     Minimum
                                                     Capital
                              Company      Bank  Requirement   MOU

Total risk-based capital         21.9      21.6          8.0   N/A
Tier 1 capital                   20.1      19.8          4.0   N/A
Leverage capital                 14.6%     14.4%         4.0%  7.0%


Note 14:  Employee Benefit Plans

  Employee 401K Plan

     The Company provides a 401k plan for its employees.  The
Company provides matching contributions up to 2% of the employees qualifying earnings. During 1997, 1996, and 1995, the Company contributed $41,000, $31,000 and $40,000, respectively, to the 401k Plan.

  Employee Stock Ownership Plan

     The Company terminated its Employee Stock Ownership Plan
(the "ESOP") on December 1, 1995.  During
1995, the Company made contributions to the ESOP of $77,000.


Note 15:  Commitments and Contingencies

  Lending and Letter of Credit Commitments

     In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans.
At December 31, 1997 and 1996, the Bank had outstanding loan commitments, which had primarily adjustable rates, totaling approximately $10.7 million and $9.6 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $9.8 million and $9.6 million at December 31, 1997 and 1996, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

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


Note 16:  Related Party Transactions

  Loans

     In the ordinary course of business, the Bank may extend credit to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. As of December
31, 1997 and 1996, there were no loans outstanding to such individuals.

  Bank of San Francisco Building Company (the "BSFBC")

     During the third quarter of 1995, the Bank acquired all of the outside limited partnership interests in BSFBC for a total of $3.3 million. The purchase price of those interests in excess of book value was $525,000 and is being amortized over the life of the underlying lease, including extensions, through 2035 using the straight line method.

     The acquisition was accounted for by the purchase method. The consolidated financial statements include the accounts of BSFBC. The Company's consolidated operating results include the operations of BSFBC beginning
July 1, 1995. As of the acquisition date, the assets included leasehold improvements and leasehold interests totaling
$5.5 million and cash equivalents and investment securities totaling $1.3 million. The liabilities included other borrowings which were used to finance the acquisition of the leasehold interest in 1986. The borrowings were repaid on October 31, 1995.

     As of December 31, 1997, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $5.2 million, leasehold interests totaling $1.7 million, premium paid to acquire BSFBC totaling $472,000, and furniture and equipment totaling $419,000. Leasehold improvements including the premium paid to acquire BSFBC are amortized over the term of the applicable lease, including lease extensions, or their estimated useful lives, whichever is shorter.

     Prior to the acquisition, the Company accounted for its investment in BSFBC using the equity method.
The Bank's equity in the operating results of BSFBC in 1995 were earnings of $48,000. Such income was included in the Bank's other income in the Company's Consolidated
Financial Statements.


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

     The carrying amount and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                1997                     1996


                              Carrying   Fair           Carrying   Fair
(Dollars in Thousands)          Amount   Value           Amount    Value

Financial Assets:
  Cash and cash equivalents    $16,987 $16,987           $15,626  $15,626
  Investment securities         40,032  39,990            35,961   35,866
  Loans, net                    48,663  50,151            37,909   40,030

Financial Liabilities:
  Deposits                      86,519  86,519            91,116   91,166
  Other borrowings              10,000  10,000                --       --

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1997 and 1996:

Cash and Cash Equivalents: Current carrying amounts approximate estimated fair value. Due to the short term nature of time deposits with other financial institutions
(original maturities of 90 days or less), current carrying amounts approximate market.

Investment Securities Held-to-Maturity and Available-for-Sale:
For securities held-to-maturity and available-for-sale, quoted market prices and/or third party dealer quotes were used to determine fair value. FHLB stock is included at par value which is fair value.

Loans Receivable: The carrying amount of loans is net of unearned fee income and allowance for loan losses.
The fair value of loans was calculated by discounting cash flows expected to be received through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The credit and interest rate risk inherent in the loans, was estimated by segmenting the portfolio into categories based on collateral type, fixed or adjustable interest rate, maturity, estimated credit risk, and accrual status. The estimate of maturity is based on final maturity for each loan classification, modified, as required, by an estimate of the effect of amortization, and estimated prepayment based on current economic and lending factors.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of each period end. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings: The fair value of other borrowings are determined based on the actual cost of funds compared to the market rate of similar borrowings published daily by the FHLB.

Off Balance Sheet Instruments: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the face value of commitment fees collected.

Note 18:  The San Francisco Company

     Condensed statements of financial condition and operations of the Company at December 31 are as follows:

Condensed Statements of Financial Condition

(Dollars in Thousands)                                    1997     1996

Assets:
  Cash and short term investments                         $307     $304
  Investment in subsidiary                              17,359   10,813
  Other assets                                              --        2
  Total assets                                         $17,666  $11,119

Liabilities:
  Other liabilities                                        $96      $55
  Total liabilities                                         96       55

Stockholders' equity                                    17,570   11,064
  Total liabilities and shareholders' equity           $17,666  $11,119


Condensed Statements of Operations

(Dollars in Thousands)                            1997    1996     1995

Income:
  Interest earned                                   $6      $4       $9
  Other income                                      24      --        1
  Total income                                      30       4       10
Expense:
  Other expense                                     67       6       69
  Total expense                                     67       6       69
Franchise taxes (benefit)                            3    (258)     153
(Loss) income before equity in undistributed
 net income of subsidiary                          (40)    256     (212)
Equity in undistributed net income of subsidiary 5,483     446      548
  Net income                                    $5,443    $702     $336

Condensed Statements of Cash Flows

(Dollars in Thousands)                            1997    1996      1995

Cash Flows from Operating Activities:
  Net income                                    $5,443    $702      $336
Adjustments to reconcile net income to
   net cash provided
  by (used in) operating activities:
  Equity in undistributed net
     income of subsidiary                       (5,483)   (446)     (548)
Net cash flows provided by (used in)
     operating activities                          (40)    256      (212)

Cash Flows used in investing activities:
  Investment in Bank                            (1,000) (3,500)   (4,700)
  Proceeds from sale of other real estate owned     --      --        85
  Net decrease in other assets                       2      68        61
Net cash used in investing activities             (998) (3,432)   (4,554)

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock             --   3,500     4,300
  Proceeds from sale of Common Stock             1,000      --        --
  Net decrease in other liabilities                 41    (177)      (33)
Net cash provided by financing activities        1,041   3,323     4,267

Increase (decrease) in cash and cash equivalents     3     147      (499)
Cash and cash equivalents at beginning of year     304     157       656
Cash and cash equivalents at end of year          $307    $304      $157


Note 19:  Quarterly Information (Unaudited)

     The following table sets forth the condensed operating results of the Company for each quarter of the two year periods ending December 31, 1997, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

(Dollars in Thousands Except Per Share data)

                                        1997 Quarters Ended
                               March 31  June 30   Sept. 30    Dec. 31

Interest income                  $1,881   $1,939     $2,197     $2,009
Interest expense                    697      662        755        776
Net interest income               1,184    1,277      1,442      1,233

Provision (recovery) for
    loan losses                      --       --         --     (2,820)
Non-interest income                 741      886        888        987
Non-interest expense              1,782    1,930      1,975      1,822
Income before income taxes          143      233        355      3,218
Provision (benefit) for taxes         5        2         (3)    (1,498)
  Net income                       $138     $231       $358     $4,716

Earnings per common share:
  Basic                           $0.01    $0.01      $0.01      $0.15
  Diluted                          0.01     0.01       0.01       0.14

     During the fourth quarter of 1997, the Bank provided a negative provision of $2.8 million to its allowance for loan losses. Based on the significant reduction in problem assets, management determined that a reduction of total allowance for loan losses as a percent of total loans to 6.2% at the end of 1997 from 12.9% at the end of 1996 as appropriate. The decline in the required allowance for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors that are discussed under "Note 1: Statement of Accounting Policies -- Allowance for Loan Losses".

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During
1997, an adjustment of $1.5 million to the valuation allowance was recorded to recognize the estimated benefits from net operating loss carryforwards. The resulting adjustment to the deferred tax asset valuation allowance occurred based on a determination that the Company may be able to utilize net operating loss carryforward benefits that had previously been reserved. The consistent financial results in the preceding three years including the strong results in 1997 coupled with the apparent improvement in the Company's credit quality indicate that the Company might be able to utilize some of the net operating loss carryforward benefits to reduce pre-tax income generated in future years. See additional discussion under "Note 10: Income Taxes".

(Dollars in Thousands Except Per Share data)

                                      1996 Quarters Ended
                               March 31  June 30   Sept. 30   Dec. 31

Interest income                  $1,853   $1,820     $1,759    $1,809
Interest expense                    865      782        748       732
Net interest income                 988    1,038      1,011     1,077

Non-interest income                 963      871        787       706
Non-interest expense              1,839    1,707      1,767     1,685
Income before income taxes          112      202         31        98
Provision (benefit) for taxes         4        6       (272)        3
  Net income                       $108     $196       $303       $95

Earnings per common share:
  Basic                           $0.02    $0.03      $0.05     $0.02
  Diluted                          0.01     0.01       0.01      0.00

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

JAMES E. GILLERAN. . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Gilleran has served as the Chairman and Chief Executive
Officer of the Company and the Bank since
  October 1994. He served as Superintendent of Banks for the state of California from 1989 to 1994. At
  December 31, 1997, Mr. Gilleran was 64 years of age and he had been serving as a director of the Company and the Bank since 1994.

JOHN McGRATH . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. McGrath has served as President, Chief Operating Officer and Chief Credit Officer of the Bank since
  November 1995 and as President of the Company since January 1997. He served as President and Chief
  Executive Officer of Sacramento First National Bank from 1982 to 1995. At December 31, 1997, Mr.
  McGrath was 55 years of age and had been serving as a director and officer of the Bank since 1995 and as a director of the Company since January 1997.

PAUL ERICKSON  . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Erickson has operated his own business consulting practice, Erickson Strategic Consulting Services, since
  1989 where he advises small to medium size businesses on strategic business issues. At December 31, 1997,
  Mr. Erickson was 62 years of age and he had been serving as a director of the Company and the Bank since
  November 1997.

PETER FOO. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Foo has been the President of Peninsula Holdings Inc. since
1993.  He was co-owner of Ampac Trading
  (USA) Co. from 1980 to 1993.  At December 31, 1997, Mr. Foo was
50 years of age and he had been serving
  as a director of the Company since August 1996 and the Bank since February 1996.

KENT D. PRICE. . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Price has served as Executive Vice President of IBM since September 1994. Mr. Price was the Chairman and Chief Executive Officer of the Company and the Bank from September 1993 to August 1994. He served as Executive Vice President, Private Banking and Corporate Development of Bank of America from 1991 to
  1993; and Chief Financial Officer and Executive Vice President of Bank of New England Corporation from
  1990 to 1991. At December 31, 1997, Mr. Price was 54 years of age and he had been serving as a director of the Company since 1993. Mr. Price was also a director of the Bank from 1993 to 1994.

WILLARD D. SHARPE. . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Sharpe is a retired economist who, at the time of his retirement in 1987, served as a Vice President of
  Chase Manhattan Bank and as that bank's chief economist for Asia. In addition, since 1993, Mr. Sharpe has been a Vice President of two privately held companies involved in efforts to explore prospects for investment in Vietnam. At December 31, 1997, Mr. Sharpe was 74 years of age and he had been serving as a director of the Company and the Bank since 1993.

GORDON B. SWANSON  . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Swanson has been the Chief Executive Officer of Cran Chile since October 1997. Cran Chile is a major grower and processor of cranberries into concentrate located in southern Chile. Mr. Swanson also provides real estate consulting services to Levi Strauss & Company. Mr. Swanson served as Vice President of Global
  Real Estate with Levi Strauss & Company from 1993 to 1997. He served as President of G. B. Swanson &
  Co., a real estate advisory firm from 1991 to 1992. At December 31, 1997, Mr. Swanson was 53 years of age and he had been serving as a director of the Company since 1985. He also has served as a director of the
  Bank from 1985 to 1997.

NICHOLAS UNKOVIC . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Unkovic has been a partner of the law firm of Graham &
James LLP for more than five years.  At
  December 31, 1997, Mr. Unkovic was 46 years of age and he had been serving as a director of the Company since 1994 and as a director of the Bank since May 1996.

GARY WILLIAMS. . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Mr. Williams has served as the Dean of the McLaren School of Business at the University of San Francisco
  since 1986. At December 31, 1997, Mr. Williams was 65 years of age and he had served as a director of the
  Company since April 1996 and the Bank since March 1996.

Committees of the Board of Directors

     Audit Committee  The Audit Committee is chaired by Mr.
Sharpe. Messrs. Erickson, Foo, and Unkovic are Audit Committee members. The Audit Committee's primary duties are to oversee the annual examination and audit performed by a qualified firm of Certified Public Accounts.

The Audit Committee also oversees regulatory compliance matters.

     Personnel and Compensation Committee  The Personnel and
Compensation Committee is chaired by Mr.
Williams. The outside directors on the Personnel and Compensation Committee are Messrs. Erickson, Sharpe, and
Unkovic.  Messrs. Gilleran and McGrath and Ms. Haakinson are also
Personnel and Compensation Committee
members. The Personnel and Compensation Committees duties are to oversee and make recommendations to the Board regarding personnel and compensation matters.

Executive Officers and Other Significant Officers (the "Named
Executives")

  Each executive officer is selected annually by the Board of Directors pursuant to provisions of the bylaws of the Company and the Bank. In addition, the Company and the Bank periodically enter into employment agreements with certain executive officers. See "Employment and Separation Agreement" below. The following are all of the executive officers of the Company and/or the Bank (the "Named Executives"), their occupations for the previous five years, ages and the lengths of service as an officer.

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

JOANNE HAAKINSON . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Ms. Haakinson (formerly Greenwood) has served as Executive Vice
President and Chief Administrative Officer
  of the Bank, and Secretary of the Bank and the Company since
March 1996.  She served as Executive Vice
  President and Chief Financial Officer of Sacramento First
National Bank from 1982 to 1995.  At December
  31, 1997, Ms. Haakinson was 56 years of age.

KEARY COLWELL. . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .

  Ms. Colwell has served as Executive Vice President and Chief Financial Officer of the Bank since April 1996 and of the Company since January 1997. Ms. Colwell had held other senior positions with the Company and the Bank since 1992. Prior to joining the Company and the Bank, she served as Vice President at First
  Nationwide Bank from 1988 to 1992. At December 31, 1997, Ms. Colwell was 38 years of age.

Compliance with Reporting Requirements of Section 16

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers and any persons holding ten percent (10%) or more of the Company's Common Stock are required to report their ownership of any class of stock and any changes in that ownership to the Securities and Exchange Commission (the
"SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established, and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during and with respect to the fiscal year ended
December 31, 1997, all reporting persons filed reports on a timely basis, except for a Form 3, Initial Report of Beneficial Ownership of Securities, Forms 4, Changes in Beneficial Ownership, and Forms 5, Annual Statement of Change in Beneficial Ownership, from PT Gunung Agung, which holds a beneficial interest in a majority of the Common Stock, with respect to acquiring the beneficial ownership of 16,600,845 shares of Common Stock, and Forms 4 and Forms 5, for Mr. Masagung, the holder of record of a majority of the Common Stock, with respect to the beneficial ownership of 16,600,845 shares of Common Stock beneficially owned by PT Gunung Agung.


ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

     Decisions on the compensation of the Company's and the Bank's executives are generally made by the four-member Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are members of the Board of Directors of the Company and/or Executive Officers. All decisions by the
Personnel/Compensation Committee relating to the compensation of the Company's and the Bank's executive officers are reviewed by the Company's and the Bank's full Boards of Directors, except for decisions about awards under certain of the Company's stock-based compensation plans, which are made solely by the Committee in order for the grants or awards under such plans to satisfy Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
Set forth below is a report of the Personnel/Compensation Committee addressing the Company's compensation policies for 1997 as they affected the Named Executives of the Company and the Bank serving at the end of 1996, whose compensation in 1997 is shown in the "Executive Compensation Tables" below.

Compensation Committee Interlocks and Insider Participation

     The voting members of the Company's Personnel/Compensation
Committee, which during 1997 consisted
of Mr. Schultz, a former director, Mr. Erickson who joined the Board in November 1997, Mr. Unkovic, Mr.
Williams, and Mr. Sharpe, make decisions with respect to the compensation of the Named Executives. There are no director interlocks.

Board of Directors' Compensation

     The Company and the Bank pay director fees to each non-employee Director for attendance at Board meetings and Committee meetings which are held monthly. The combined fee for attendance at a Board meeting of the Company and the Bank is $750 per meeting. The Chairman of each committee receives $300 and each member receives $200 for each committee meeting attended. The Company's committees are the Personnel and Compensation Committee, and the Audit Committee. The Bank's committees are the Loan, Investment, and Special
Assets Committee, the Audit and Regulatory Committee, and the Personnel and Compensation Committee.

Personnel and Compensation Committee's Report on Executive
Compensation

     The calendar year 1997 was a transition year for the Company. From 1991 to 1994, the Company experienced significant financial losses. In 1995 and 1996, the Company's financial condition was stabilized, and, in 1997, the Company experienced significant improvements in core operating results and asset quality. The
Company's compensation philosophy during most of this period was dictated by the compensation necessary to attract and retain executive management with the talent and experience necessary to restore the Company's profitability and by the requirements of certain regulatory orders which were lifted in 1997.

     Recently, the Company's compensation philosophy began to return to a focus on the more traditional corporate performance measures such as earnings per share and increases in book value. The Company's compensation philosophy is to pay for performance as an important way to encourage the actions necessary to achieve the Company's strategic objectives of increasing profitability and maximizing shareholder value.

     The Company's compensation philosophy is implemented through its compensation program which is structured to:
     .  promote the Company's annual operating objectives,

     .  promote the Company's long-term strategic plans,

     .  ensure continuity of management,

     .  recognize the level of management expertise,

     .  be competitive within the industry and community, and

     .  provide internal equity.

     The Company's compensation program includes base salary, annual bonus and special incentives, a stock option plan, a severance and retention plan, and other benefits. Presently, all monetary compensation of the Named
Executives is being paid by the Bank. The Company and the Bank have agreed in principle to enter into contracts or revise existing contracts with the Named Executives, subject to regulatory approval on the terms described below.
Many of the specific terms of the individual executive's compensation were negotiated and nondisapproved by the regulators prior to the Company's turnaround. See "Employment and Separation Agreements" below for additional discussion on employment contracts.

  Base Salary
     Generally, the Company targets base salary at median to high competitive levels. The competitive levels are based on comparable positions in other banks. In addition, the Company takes other factors into consideration including an individual's specialized expertise, level of experience, broad range of expertise allowing the executive to assume multiple responsibilities, historical performance and salary requirements, leadership in the Company and the community, and contract terms.

  Annual Bonus and Special Incentive
     The purpose of the annual bonus is to provide incentive for achieving defined target performance levels based on the Company's annual business and profit plan. The annual goals typically include objectives regarding asset quality, earnings, regulatory examinations, operating
efficiency, and business development.   The CEO and
President are eligible earn up to 100% of annual base salary.
The other Named Executives are eligible to earn up to 50% of annual base salary. Annual bonus awards are determined based on the Company's performance and the performance of the individual executive.

     Based on the Company's extraordinary performance in 1997, annual bonuses totaling $360,000 were awarded to the Named Executives. The 1997 annual bonus awards averaged 51% of annual base salary and ranged between 33% and 67% of annual base salary.

     In addition, Mr. Gilleran's contract includes the payment of a one-time Special Incentive payment at such time subsequent to a regulatory examination that the Board of Directors of the Company and the Bank determine that the financial condition is satisfactory.

  Stock Option Plan
     The purpose of the stock option plan is to serve as a long-term incentive program by directly tying rewards to the long-term success of the Company and increases in stockholder value. Many of the options granted to the executive officers were granted as an inducement to attract and retain executives with the required talent and experience to manage the Company through its financial difficulties. Future awards may be granted based on the long-term goals of the Company.

  Severance and Retention Plan
     The purpose of the severance and retention plan is to promote continuity of management and provide for a performance incentive with regard to a potential change-in-control. Each executive is eligible for severance equal to one year of annual base salary and a retention payment equal to a maximum of one year of annual base salary.

  Other Benefits
     The executive officers are entitled to participate in all employee benefit plans including the Company's vacation, 401K, and welfare and benefit plans. Each executive is entitled to four weeks of annual vacation. The welfare and benefits plans include workers' compensation benefits, medical and dental, life insurance, and long-term disability. The life insurance plans for the CEO and President provide for coverage of four (4) times the executives salary. In addition, Mr. McGrath has been granted reimbursement of certain living expenses.

     The Personnel/Compensation Committee believes that the base compensation of the Named Executives is competitive with companies of similar size and with comparable operating history in the commercial banking industry.

  CEO's Compensation
     The base salary of the Company's CEO was determined primarily on the terms of his employment agreement as more fully discussed below. The agreement set Mr. Gilleran's base salary at $300,000 and provides for a discretionary annual bonus based upon many factors including asset quality, business development, pre-tax earnings, and oversight of the management of the Company and the Bank. In addition, the CEO's compensation for 1997 was based in part on his progress in achieving certain additional criteria. These criteria included the lifting of certain regulatory orders, development of the long-term strategic business and profit plan, and his leadership abilities. Based on the foregoing, in 1997 Mr. Gilleran received a base salary of $279,170 and was awarded a bonus of $200,000 which was paid in 1998.

Dated: March 26, 1998                    Committee Members

                                   Gary Williams, Chairman
                                   Paul Erickson
                                   Willard Sharpe
                                   Nicholas Unkovic

Executive Compensation Tables

     Summary of 1995-1997 Compensation. The following table sets forth the annual compensation, long-term compensation and other compensation paid to each of the Named
Executives. Compensation is listed as of December 31, 1997, 1996 and 1995.

                          SUMMARY COMPENSATION TABLE

                   Annual compensation       Long term compensation
                                                   Awards
                                    Other                             All
                                    Annual   Restricted               other
Name and                            Compen-  Stock                    compen
principal         Salary    Bonus   sation   award(s)    Options/     -sation
position     Year    ($)     ($)    ($)(1)   ($)         SARs(#)(2)   ($)
(a)           (b)    (c)     (d)      (e)      (f)         (g)          (i)

Chairman/
CEO          1997  279,170  200,000       0       0       179,185        0
James E.     1996  235,425   40,000       0       0     1,276,637        0
Gilleran     1995  262,507        0       0       0             0        0

President/
COO/CCO -    1997  170,000  80,000        0       0        35,837        0
Bank         1996  169,209  30,000   14,756       0       318,055        0
John McGrath 1995        0       0   11,308       0             0        0

EVP/CAO      1997  120,000  40,000        0       0        90,000        0
Joanne       1996   90,000  20,000   29,078       0             0        0
Haakinson    1995        0       0        0       0             0        0

EVP/CFO      1997  120,000  40,000        0       0        90,000        0
Keary        1996  115,000  20,000        0       0             0        0
Colwell      1995  100,000  12,000        0       0             0        0


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

Employment and Separation Agreements

          Employment Agreement of Mr. Gilleran. The Company and the Bank entered into an employment agreement with Mr. Gilleran dated October 1, 1994 which provided, among other things, for Mr. Gilleran to receive an annual salary of at least $250,000 per year, payable in accordance with the Bank's usual payment practices. Mr. Gilleran's annual base salary was increased to $300,000 in accordance with the terms of the contract. In addition, the employment agreement provides for an annual cash performance bonus of between 0% and 100% of base salary, and a one-time special incentive bonus of $150,000 at such time as the condition of the Company and the Bank are deemed satisfactory. The expiration of the employment contract has been extended from September 30, 1998 such that, until a new contract is put in place, the remaining term of the contract will always be twelve months.

          The agreement provides that the Board of Directors shall grant Mr. Gilleran options under the Amended and Restated 1993 Stock Option Plan (formerly the 1993 Executive Stock Option Plan) to acquire shares of the Company's Class A Common Stock (the "Common Stock") equal to 5% of the fully-diluted shares of the Common
Stock, with additional anti-dilution options to be granted in the future as necessary to maintain the 5% interest until after the next public offering of the Company's Common Stock.
The exercise price of subsequent anti-dilution options is at the then-current fair market value per share of the Common Stock or the price per share for the Common
Stock issued to others in a public offering of the Company's
Common Stock.

          As of December 31, 1997, Mr. Gilleran holds options to purchase 313,639 shares of the Common Stock with an exercise price of $5.68 per share, options to purchase 184 shares of the Common Stock with an exercise price of $4.50 per share, and options to purchase 1,455,638 shares of the Common Stock with an exercise price of $0.34 per share. Except for certain anti-dilution options, the options granted to Mr. Gilleran, vest over a three-year period, with one-third vesting on each anniversary date of the employment agreement except that if the Company closes a public offering of Common Stock all options will vest. As of December 31, 1997, his options are 100% vested.

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

          Employment Agreement of Mr. McGrath. The Bank entered into an employment agreement with
Mr. McGrath dated November 27, 1995 which provides, among other things, for Mr. McGrath to receive an annual salary of at least $170,000 per year, payable in accordance with the Bank's usual payment practices. In addition, the employment agreement provides for an annual cash performance bonus of between 0% and 50% of base salary.
The expiration of the employment contract has been extended from November 28, 1998 such that, until a new contract is put in place, the remaining term of the contract will always be twelve months.

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

          As of December 31, 1997, Mr. McGrath holds options to purchase 353,892 shares of the Common Stock with an exercise price of $0.34 per share. Except for certain anti-dilution options, the options granted to Mr.
McGrath, vest over a three-year period, with one-third vesting on each anniversary date of the employment agreement except that if the Company closes a public offering of Common Stock all options will vest. As of December 31, 1997, two-thirds of his options are vested.

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

Other Employee Benefit Plans

          401(k) Profit Sharing Plan. In 1986, the Company established a 401(k) Profit Sharing Plan (the "Plan") which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Plan permits each participating employee with six months of service to contribute to the Plan through payroll deductions (the "salary deferral contributions") of from 2% to 16% of the participant's eligible compensation from the Company and its subsidiaries, thereby deferring taxes on all or a portion of these amounts. Under the Plan, the Company currently will match a participant's tax deferred contributions by an amount equal to 100% of such contribution for each year subject to a limitation of 2% of the participant's eligible compensation for that year.

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

          Amended and Restated 1993 Stock Option Plan. Awards under the Amended and Restated 1993 Stock
Option Plan are made to both directors and officers. The awards for officers are discretionary and based on the performance of the Company, the officer's job performance, the importance of his or her position, and his or her contribution to the organization's goals for the award period. In 1997 and 1996, grants totaling 668,971 and 2,522,689 were made, respectively. No grants were made in 1995.

          The following table shows grants under the Amended and Restated 1993 Stock Option Plan for the individuals and groups set forth below:




Name and Position                                      Number of Shares of
                                                       the Common Stock
                                                       Underlying Options
                                                       Granted Through
                                                       December 31, 1997


James E. Gilleran - Director of the Company and
                    the Bank (1)                       1,769,461


John McGrath - Director of the Company and
               the Bank (1)                              353,892


Kent D. Price - Director of the Company (1)              353,892


Peter Foo - Director of the Company and Bank (2)          26,438


Nicholas Unkovic - Director of the Company and Bank (2)   27,315


Willard D. Sharpe - Director of the Company and Bank (2)  30,138


Gordon B. Swanson - Director of the Company (2)           30,138


Paul Erickson - Director of the Company and Bank (3)      26,438


Gary G. Williams - Director of the Company and Bank (2)   26,438


Named Executives Group (four persons)                  2,303,353


Outside Director Group (seven persons)                   484,960

_____________________
(1)       The stock options have anti-dilution provisions.
(2) Each outside director not covered by an existing contract has been granted options to acquire 26,438 shares of the Common Stock at a price of $0.34 effective October 1, 1996. These options will vest over three years based on seniority with Messrs. Swanson and Sharpe being fully vested, Mr. Unkovic 75% vested and Messrs. Foo, Schultz and Williams 25% vested.
(3) Mr. Erickson has been granted options to acquire 26,438 of the Common Stock at a price of $0.45 effective November 21, 1997. The options vest rateably over three years with 25% vesting
          immediately.      The following table sets forth the
options granted to the Named Executives during 1997:

            Number of     % of Total
            Securities    Options/SARs
Name and    Underlying    Granted to    Exercise or              Grant Date
Principal   Options/SARs  Employees in  Base Price   Expiration  Present
Position    Granted(#)    Fiscal Year   ($/Share)    Date        Value ($)(1)
   (a)          (b)            (c)          (d)         (e)          (f)


Chairman/
CEO James       17,582           2.1        0.34     10/1/2006        1,407
E. Gilleran    161,603          19.1        0.34     6/13/2007       12,928

President/
COO/CCO          3,516           0.4        0.34     10/1/2006          281
John McGrath    32,321           3.8        0.34     6/13/2007        2,586

EVP/CAO
Joanne
Haakinson       90,000          10.6        0.34     10/1/2006        8,100

EVP/CFO
Keary Colwell   90,000          10.6        0.34     10/1/2006        8,100





           (1) The Company used the Black-Scholes option pricing model assuming a risk free interest rate of 5.35%, an expected life of approximately three (3) years, no expected dividend yield and a volatility factor of less than one.

          The following table sets forth the unexercised options held as of December 31, 1997 and options exercised during 1997 by the Named Executives:



                                         Number of
                                         Securities       Value of
                                         Underlying       Unexercised In-
                                         Unexercised      the-Money
                Shares                   Options/SARs at  Options/SARs at
Name and        on                       Fiscal Year end  Fiscal Year end($)
principal       Acquired     Value       (Exercisable/Un- (Exercisable/Un-
Position        Exercise (#) Realized($) exercisable)(#)  exercisable)($)
   (a)              (b)          (c)           (d)               (e)

Chairman/CEO
James E.                --           --      1,586,189/        $272,557/
Gilleran                                       183,272           33,127

President/COO/
CCO                     --           --        234,219/         $49,186
John McGrath                                   119,673           25,131

EVP/CAO                 --           --         45,000/          $9,000/
Joanne Haakinson                                45,000            9,000

EVP/CFO                 --           --         90,000/         $18,000/
Keary Colwell                                        0                0


Common Stock Performance Graph

          The following Common Stock Performance chart compares the annual percentage change, on a dividend reinvested basis, in the cumulative total stockholder return on the Common Stock with the cumulative total return of the Standards & Poor's 500 Stock Index (the "S&P") and for the five year period commencing January 1, 1993, and an index on the Company's peers selected in good faith. The peer group index selected is the Dow Jones Banks
- Western U.S.

          The comparison assumes $100 was invested on December
31, 1992 in the Company's Common Stock in each of the foregoing indices and the reinvestment of dividends.
The stock price performance depicted in the Performance Graph is not necessarily indicative of future price performance.


Index                         1992    1993     1994    1995    1996    1997
The San Francisco Company     $100  $90.00   $26.00   $1.00   $1.36   $2.40
S&P 500 Total Return Index     100  110.08   111.53  153.45  188.68  251.64
Dow Jones Western Bank Index   100  130.44   138.40  239.09  314.88  456.90

        In 1994, the Company's Common Stock was suspended from trading on the American Stock Exchange and in 1995 the Company's Common Stock was delisted. Since 1996, Van
Kasper and Company has been making a
market in the Company's Common Stock. The Company's Common Stock is thinly traded with less than 2.2% held by minority Stockholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        Mr. Putra Masagung, the record holder of 97.8% of the Company's Common Stock, advised the Company that a majority ownership of the Company's Common Stock was beneficially acquired by PT Gunung Agung, an Indonesian company, in a series of transactions from 1992 to 1995. This acquisition of majority ownership occurred without the required prior approval of the state and federal regulatory authorities. Without such regulatory approval, PT Gunung Agung will be prevented from exercising certain rights as a shareholder. The Company advised the appropriate regulatory authorities of these events. Representatives of both Mr. Masagung and PT Gunung Agung have been in discussions with the regulatory agencies to determine the appropriate steps to be taken under the circumstances. The regulatory agencies have to date discussed with Mr. Masagung and PT Gunung Agung an arrangement whereby they would transfer their voting rights and ultimately sell their shares, but no agreement has been reached with respect to these matters.

        Based on the facts known at this time, management of the Company does not believe this development will have a material impact on the operations or the current financial condition of the Company or the Bank. This development has not materially reduced the net operating loss carryforwards that the Company may utilize to reduce future income tax liability. However, the future change in control referred to above would materially reduce the net present value of net operating loss carryforwards.

        The following sets forth information regarding the beneficial ownership of the Common Stock by PT
Gunung Agung and Mr. Putra Masagung, as provided by Mr. Masagung,
PT Gunung Agung, the executive officers
and directors, and by all other shareholders as of December 31, 1997. The address of PT Gunung Agung is 55 MH
Thamrin, Jakarta, Indonesia, and Mr. Putra Masagung's address for the purpose of his ownership is the principal executive office of the Company.

                                                 Directors and
                       PT Gunung   Mr. Putra         Executive       All
                         Agung     Masagung        Officers(1)    Others
Common Shares         16,600,845  14,426,457             2,938    693,542

Percentage ownership       52.3%       45.5%              0.0%       2.2%

      (1) Does not include options granted pursuant to the Amended and Restated 1993 Stock Option Plan (see
      "Item 11 - Executive Compensation - Other Employee
Benefits").  If all such options were exercised, the
      shares held by such directors and executive officers would represent 9.5% of the outstanding shares of
      Common Stock.

      The following sets forth information regarding the beneficial ownership of the Series B Preferred Stock as December 31, 1997.
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

      The Bank has had and expects to continue to have banking transactions with many of the directors and executive officers of the Company and the Bank (and their associates). Loans by the Bank to any director or executive officer of the Company or any of its subsidiaries (or any associate of such persons) have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and should not involve more than the normal risk of collection or present other unfavorable features. Loans by the Bank to any director, executive officer or principal stockholder of the Company or any of its subsidiaries (as such persons are defined by regulation) are subject to limitations under California and federal law. Among other things, a loan by the Bank to a director, executive officer, or principal stockholder of the Company or any of its subsidiaries must be on non-preferential terms and, if all loans to a given person exceed $25,000, such loans must be approved in advance by the Bank's
Board of Directors. The Bank had no such loans outstanding as of December 31, 1997.

      The Company and the Bank have engaged the law firm of Graham & James LLP to perform the function of General Counsel. Mr. Unkovic, a director of the Company and the Bank, is a partner with Graham & James
LLP.

      The Company entered into an indemnification agreement with Mr. Unkovic and Graham & James LLP dated
December 16, 1994. The indemnification agreement provides that Mr. Unkovic is indemnified from and against any and all liabilities or expenses arising with respect to any action or inaction taken in the course of his duties as a director of the Company, and that Graham & James LLP is indemnified against any and all liabilities and expenses against Graham & James LLP arising by reason of Mr. Unkovic serving as a director of the Company. The indemnification does not include legal services Mr. Unkovic or Graham & James LLP may render to the Company or its subsidiaries, affiliates, directors, officers or stockholders.

      Under their employment agreements, Messrs. Gilleran and McGrath would be indemnified by the Company and/or the Bank from any liability or expense arising as a result of actions taken by the Company or the Bank, or events relating to the business of the Company or the Bank, occurring prior to the execution of the employment agreements. See Item 11 - "Executive Compensation -- Employment and Separation Agreements" for additional information on indemnification agreements.

      During the first quarter of 1998, the Company and the Bank agreed in principle to entering into supplemental indemnification agreements with each Named Executive and each outside director.

      In 1993, the Bank entered into an indemnification agreement with Mr. Thayer Prentice, former Chairman of the Board, President and Chief Executive Officer of the Company and the Bank. The indemnification agreement expired August 31, 1997.

                                  PART IV

ITEM 14 -                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                                REPORTS ON FORM 8-K

(a)   1.                        All financial statements.

                                See Index to Financial Statements on page 26.

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

      10.7                      Letter Agreement with the Board
                                of Governors of the Federal Reserve Board,
                                dated April 21, 1989 (1)
      10.9                      Bank of San Francisco Company
                                Holding Company 401(k) Profit Sharing Plan
                                (3)
      10.18                     Employment Agreements dated
                                October 1, 1994 between Mr. Gilleran and The
                                San Francisco Company and the
                                Bank of San Francisco. (5)
      10.19                     Employment Agreements dated
                                November 27, 1995 between Mr. John McGrath
                                and the Bank of San Francisco(6)
      10.20                     Subscription Agreement dated as
                                of February 26, 1996 between The San
                                Francisco Company and Putra Masagung (6)
      10.21                     Amended and Restated 1993 Stock
                                Option Plan (7)
      11.1                      Computation of Earnings Per Share
      21                        Subsidiaries of registrant (3)
      23.1                      Consent of independent auditors
___________________________
      Footnotes to List of Exhibits:
      *Indicates filed herewith.
      (1)                       Incorporated by reference from
                                the Form S-2 (Registration No. 33-34985).
      (2)                       Incorporated by reference from
                                the Form 10-K for the year ended December 31, 1986.
      (3)                       Incorporated by reference from
                                Form 10-K for the year ended December 31, 1990.
      (4)                       Incorporated by reference from
                                Proxy Statement for the Special Meeting of
                                Stockholders' held on May 23, 1994.
      (5)                       Incorporated by reference from
                                Form 10-K for the year ended December 31, 1994.
      (6)                       Incorporated by reference from
                                Form 10-K for the year ended December 31, 1995.
      (7)                       Incorporated by reference from
                                Proxy Statement of the 1996 Annual Meeting of
                                Stockholders' held on December 18, 1996.

(b)   Reports on Form 8-K filed in the fourth quarter of 1997:

      None

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          The San Francisco Company


 /s/ James E. Gilleran      Chairman of the Board and      March 27, 1998
James E. Gilleran            Chief Executive Officer
                            (Principal Executive Officer)


 /s/ Keary L. Colwell       Executive Vice President       March 27, 1998
Keary L. Colwell             Chief Financial Officer
                            (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  Signature                 Title                           Date


 /s/ James E. Gilleran      Chairman of the Board and       March 27, 1998
James E. Gilleran           Chief Executive Officer
                            (Principal Executive Officer)


 /s/ John McGrath           President and                   March 27, 1998
John McGrath                 Director


 /s/ Willard D. Sharpe      Director                        March 27, 1998
Willard D. Sharpe


 /s/ Gordon B. Swanson      Director                        March 27, 1998
Gordon B. Swanson


 /s/ Kent D. Price          Director                        March 27, 1998
Kent D. Price


 /s/ Nicholas C. Unkovic    Director                        March 27, 1998
Nicholas C. Unkovic


 /s/ Paul Erickson          Director                        March 27, 1998
Paul Erickson


/s/ Gary Williams           Director                        March 27, 1998
Gary Williams


/s/ Peter Foo               Director                        March 27, 1998
Peter Foo

                                  EXHIBIT 11.1

Computation of Earnings Per Share

        The following table provides the earnings per share calculations for the years ended December 31, for each of the periods shown:

                                      1997         1996         1995

Basic earnings per share:
Net income (in thousands)          $ 5,443        $ 702         $336

Weighted average Common Stock
  outstanding                   30,393,679    5,829,035    5,765,985

Net income per Common Stock
  and Common Stock equivalent        $0.18        $0.12        $0.05


Diluted earnings per share:
Net income (in thousands)          $ 5,501        $ 702        $ 336

Weighted average:
 Common Stock outstanding       30,393,679    5,829,035    5,765,985

 Common stock equivalents -
    dilutive                       250,808   17,944,066    3,645,061

  Total weighted average
    Common Stock and
   Common Stock equivalent      30,644,487   23,773,101    9,411,046



Net income per Common Stock
  and Common Stock equivalent        $0.17        $0.03        $0.03

                                 EXHIBIT 23.1



                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
The San Francisco Company


We consent to the incorporation by reference in the registration statement on Form S-8 (pertaining to The San Francisco Company Amended and Restated 1993 Stock Option Plan) dated April 1, 1997 of The San Francisco Company and subsidiaries (the "Company") of our report dated February 12, 1998, relating to the Consolidated Statements of Financial Condition of The San Francisco Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated Statements of Operations, Changes in Shareholders' equity, and Cash Flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 Form 10K of The San Francisco Company.




San Francisco, California
March 30, 1998