Form 10-Q
period 1998-03-31
SAN FRANCISCO CO
filed 1998-05-11
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998

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

                    Yes  X               No

The Registrant had 31,723,782 shares of Class A Common Stock outstanding on May 1, 1998.

page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                            Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At March 31, 1998 and December 31, 1997 . . . . . . 1

          Consolidated Statements of Operations
           For the Three Months Ended March 31, 1998 and 1997. 2

          Consolidated Statements of Changes in Shareholders'
Equity
           For the Three Months Ended March 31, 1998 and 1997. 4

          Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1998 and 1997. 5

          Notes to Consolidated Financial Statements . . . . . 6

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

Item 4.   Submission of Matters to a Vote of Security Holders.13

Item 5.   Other Information. . . . . . . . . . . . . . . . . .13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .13


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .14


page


Item. 1 - Consolidated Financial Statements

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                   March 31, 1998 and December 31, 1997

                                                (Unaudited)
                                                 March 31,      December 31,
(Dollars in Thousands Except Per Share Data)         1998              1997

Assets:
Cash and due from banks                         $   2,699          $  2,837
Federal funds sold                                 20,305            14,150
  Cash and cash equivalents                        23,004            16,987
Investment securities held-to-maturity
 (Market: 1998 $5,414; 1997 $6,567)                 5,458             5,864
Investment securities available-for-sale           29,920            32,669
Federal Home Loan Bank stock, at par                1,521             1,499

Loans                                              51,702            51,924
Deferred loan fees                                    (24)              (61)
Allowance for loan losses                          (3,116)           (3,200)
  Loans, net                                       48,562            48,663
Other real estate owned                               362               410
Premises and equipment, net                         7,792             7,791
Interest receivable                                   534               720
Other assets                                        1,941             2,014
  Total Assets                                   $119,094          $116,617

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                    $ 19,714          $ 19,691
Interest bearing deposits                          69,327            66,828
  Total deposits                                   89,041            86,519
Other borrowings                                   10,000            10,000
Other liabilities and interest payable              2,189             2,528
  Total liabilities                               101,230            99,047

Shareholders' Equity:
Preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1998 and 1997-15,869       111               111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding-1998 and 1997-31,723,782     317               317
Additional paid-in capital                         78,814            78,814
Retained deficit                                  (61,354)          (61,656)
Accumulated other comprehensive loss                  (24)              (16)
  Total shareholders' equity                       17,864            17,570
  Total Liabilities and Shareholders' Equity     $119,094          $116,617

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
                Three Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                                             March 31,
(Dollars in Thousands Except Per Share Data)             1998         1997
Interest income:
  Loans                                               $ 1,211       $1,123
  Investments                                             826          746
  Dividends                                                23           12
  Total interest income                                 2,060        1,881
Interest expense:
  Deposits                                                653          697
  Other borrowing s                                       150           --
  Total interest expense                                  803          697

Net interest income                                     1,257        1,184
Provision (adjustment) for loan losses                    (94)          --
Net interest income after provision for loan losses     1,351        1,184

Non-interest income:
  Stock brokerage commissions and fees                    257          354
  Real estate rental income                               257          244
  Service charges and fees                                146           99
  Gain on sale of other assets                             --           22
  Other income                                             37           22
  Total non-interest income                               697          741

Non-interest expense:
  Salaries and related benefits                           973          908
  Occupancy expense                                       292          304
  Professional fees                                       126          100
  Data processing                                         111          115
  Corporate insurance premiums                             56           61
  Equipment expense                                        39           61
  Property taxes                                           --           40
  FDIC insurance premiums                                  10           39
  Other operating expenses                                139          154
  Total non-interest expense                            1,746        1,782
Income before income taxes                                302          143
Provision for income taxes                                 --            5
  Net Income                                          $   302      $   138

Income per common share:
  Basic:      Net income                               $ 0.01       $ 0.01
              Weighted average shares outstanding  31,723,782   28,775,995

  Diluted:    Net income                               $ 0.01        $0.01
              Weighted average shares outstanding  33,089,892   28,776,788

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Comprehensive Income
                Three Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                                              March 31,
(Dollars in Thousands Except Per Share Data)             1998         1997

Net Income                                            $   302      $   138
  Other comprehensive income (loss), net of tax:
  Unrealized holding losses arising during period, net     (8)        (227)
  Other comprehensive income (loss)                        (8)        (227)
Comprehensive income (loss)                           $   294      $   (89)


See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                            Accu-
(Dollars in Thousands)                                      mulated
                                                            Other     Total
                             Additional Compre-  Retained   Compre-   Share-
            Preferred Common  Paid-in   hensive  Earnings   hensive   holders'
                Stock  Stock   Capital  Income   (Deficit)   Income   Equity


Balances at
January 1, 1997  $111   $288   $77,841           $(67,099)    $(77)   $11,064
 Other comprehensive
   income (loss),
    net of tax
 Unrealized losses
on securities, net        --        --    (227)        --     (227)      (227)
 Other comprehensive
      income       --     --        --    (227)        --       --         --
   Net income
 (three months)    --     --        --     138        138       --        138
 Comprehensive loss                        (89)

Balances at
March 31, 1997    111    288    77,841            (66,961)    (304)    10,975

  Net proceeds
from sale of stock --     29       971                 --       --      1,000
  Net proceeds
from the exercise
of stock options   --     --         2                 --       --          2
Other comprehensive
 income, net of tax
  Unrealized gain
on securities, net --     --        --     288         --      288        288
 Other comprehensive
    income                                 288
    Net income
   (nine months)   --     --        --   5,305      5,305       --      5,305
  Comprehensive income                   5,593

Balances at
December 31,1997  111    317    78,814            (61,656)     (16)    17,570
Other comprehensive
income, net of tax
 Unrealized loss
on securities, net --     --        --      (8)        --       (8)        (8)
Other comprehensive
    income                                  (8)
  Net income
(three months)     --     --        --     302        302       --        302
Comprehensive income                       294

Balances at
March 31, 1998   $111   $317   $77,814           $(61,354)    $(24)   $17,864


See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)


(Dollars in Thousands)                                      1998        1997

Cash Flows from Operating Activities:
Net income                                                 $ 302        $138
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Adjustment for loan losses                                 (94)         --
  Depreciation and amortization expense                      124         138
  Net gain on other real estate owned and
       real estate investment                                 --         (22)
  Decrease in interest receivable and other assets           259         364
  (Decrease) increase in interest payable and
         other liabilities                                  (339)        116
  (Decrease) increase in deferred loan fees                  (37)         68
Net cash flows provided by operating activities              215         802

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
    securities held-to-maturity                              406         221
  Proceeds from maturities of investment
    securities available-for-sale                          8,024       1,604
  Purchase of investment securities available-for-sale    (5,305)         --
  Net decrease in loans                                      222       2,363
  Recoveries of loans previously charged off                  10         261
  Purchases of premises and equipment                       (125)        (76)
  Proceeds form the sale of other real estate owned           48       1,385
Net cash provided by investing activities                  3,280       5,758

Cash Flows from Financing Activities:
  Net increase in deposits                                 2,522       1,171
Net cash provided by financing activities                  2,522       1,171

Increase in cash and cash equivalents                      6,017       7,731
Cash and cash equivalents at beginning of period          16,987      15,626
Cash and cash equivalents at end of period              $ 23,004    $ 23,357


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                   $ 538       $ 724
Income taxes                                                  12           3

Supplemental Schedule of Noncash
 Investing and Financing Activities:
Net transfer of loans to other real estate owned              --          --

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

     The data as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year of 1998. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Earnings Per Share (the "EPS")

     The Company adopted Statement of Financial Accounting Standards (the "SFAS") no. 128, Earnings Per Share." SFAS No. 128, dual presentation of basic EPS and diluted EPS on the face of the income statement, and requires disclosure of the calculation of basic EPS compared to diluted EPS in the footnotes to the financial statements.

     Basic EPS is calculated by dividing net income by the weighted average number of Class A Common Shares (the "Common Stock"). The dilutive EPS is calculated giving effect to all potentially dilutive Common Shares, such as certain stock options, that were outstanding during the period. The following tables present a reconciliation of the amounts used in calculating basic and diluted EPS for each of the periods shown.

     (dollars in thousands except per-share amounts)
                                                                Per-share
     1998                          Income         Shares           amount
     Basic EPS                    $   302       31,723,782          $0.01
     Effect of dilutive securities:
          Series B Preferred Stock      2              793
          Stock Options                --        1,365,317
     Diluted EPS                  $   304       33,089,892          $0.01

                                                                Per-share
     1997                          Income         Shares           amount
     Basic EPS                    $   138       28,775,995          $0.01
     Effect of dilutive securities:
          Series B Preferred Stock      2              793
          Stock Options                --               --
     Diluted EPS                  $   140       28,776,788          $0.01


Note 4 - Dividend Restrictions

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of, and a Written Agreement dated December 14, 1994 (the "Agreement") with, the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. Subject to regulatory approval, it is the present intention of the Board of Directors to pay dividends in arrears on the Series B Preferred Stock totaling $60,000 later this year, and thereafter to pay ongoing dividends on the Series B Preferred Stock pursuant to their terms.


Note 5 - Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (the "SFAS") Number 130, "Reporting Comprehensive Income" which provides standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective with the year-end 1998 financial statements including interim financial statements. Reclassification of financial statements for earlier periods is required. The Company has included comprehensive income in its financial statements as required by SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires that a public company report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for year-end 1998 financial statements. The Company is in the process of determining its format for reporting segment information.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and

Bank's ability to implement their respective long-term business plan, the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the continued services of the Company's and Bank's key executives and managers, the real estate market in California and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the SEC.

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

     The Company's Common Stock is not listed on any exchange. Van Kasper & Company of San Francisco California is the sole market maker in the Company's Common Stock. On May 1, 1998 Van Kasper & Company quoted a bid price of $0.60.

     The Company recorded net income of $302,000 for the three months ended March 31, 1998, compared to a net income of $138,000 for the same period in 1997. The increase in the Company's net income of $164,000 was primarily from an increase in net interest income and reductions in non-interest expenses partially offset by lower brokerage fees in first quarter 1998 compared to the same period in 1997.

     At March 31, 1998, total assets were $119.1 million, an increase of $2.5 million, or 2.1% from $116.6 million at December 31, 1997. As of March 31, 1998, total loans were $51.7 million compared to $51.9 million at December 31, 1997. Total deposits were $89.0 million at March 31, 1998, an increase of $2.5 million, or 2.9%, compared to $86.5 million at December 31, 1997.


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

     Management was notified by the FRB at its 1997 examination that the Company was in full compliance with the Agreement, and management believes the Company continues to be in full compliance.

     Memorandum of Understanding

     On May 27, 1997, the Federal Deposit Insurance Corporation (the "FDIC") and the Department of Financial Institutions (the "DFI") terminated the Bank's Cease and Desist Orders and in lieu thereof entered into a Memorandum of Understanding (the "MOU") with the Bank. The MOU provides, among other things,that the Bank: (a) have and retain management acceptable to the Regional Director of the FDIC (the "Regional Director") and the Commissioner of the DFI (the "Commissioner"); (b) increase its capital by not less than $1.0 million by June 30, 1997, (c) maintain a 7% Leverage Capital ratio;
(d) reduce assets classified "Substandard" as of September 30, 1996 to no more than $12.0 million as of June 30, 1997, $10.0 million as of September 30, 1997, and $8.0 million as of December 31, 1997; (e) develop and implement written policy recommendations outlined in the Report of Examination; (f) implement a police which establishes a range for the Bank's volatile liability dependency ratio, and which ratio shall not be more than 15%; (g) submit a strategic plan covering the period 1997 - 2002; (h) no pay cash dividends without prior written consent from the Regional Director and the Commissioner; and (i) report to the Regional Director and the Commissioner on a quarterly basis the form and manner of any actions taken to secure compliance with the MOU.

     As of March 31, 1998, the Bank has filed all of the required submissions with the FDIC and DFI in accordance with the MOU, and management believes that the Bank is full compliance with the requirements of the MOU.


Results of Operations

Net Interest Income

     The Company's net interest income was $1.3 million in the quarter ended March 31, 1998 compared to $1.2 million for the same period in 1997, or an increase of 6%. The increase was primarily the result of an increase in earning assets.

Provision (Adjustment) for Loan Losses

     The Company recorded an adjustment for loan losses of $94,000 for the first quarter of 1998 compared to none in the same period in 1997. The adjustment for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors that are more fully discussed under "Loans - Allowance for Loan Losses".

Non-Interest Income

     Non-interest income was $697,000 at March 31, 1998 compared to $741,000 at March 31, 1997. The decline in non-interest income of $44,000 was primarily the result of the reduction in stock option and brokerage commission income in 1998 compared to 1997.

Non-Interest Expense

     The Company's non-interest expenses declined slightly to $1.7 million from $1.8 million for the three month period ended March 31, 1998 and 1997, respectively.

Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $23.0 million, or 19.3% of total assets, at March 31, 1998, an increase of $6.0 million, from $17.0 million, or 14.6% of total assets, at December 31, 1997. The increase in liquidity was the result of an increase in core deposits of $2.5 million and a decrease in investment securities totaling $3.1 million.

     As of March 31, 1998, the Bank had pledged securities totaling $11.5 million pledged to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings. As of March 31, 1998, the Bank has the ability to borrow up to 20% of total assets or $23.8 million from the FHLB upon the pledge of sufficient collateral.In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of March 31, 1998, the Bank had other securities totaling $1.6 million pledged as collateral for public funds, trust, and a letter of credit facility with another Bank.

     The Bank has access to the discount window at the FRB for a total borrowing facility of $1.7 million upon the pledge of securities. At March 31, 1998 and December 31, 1997, no securities were pledged as collateral for the FRB facility.

     Capital

     At March 31, 1998, shareholders' equity was $17.9 million compared to $17.6 million at December 31, 1997.
     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital, and the Bank is under specific capital requirements as a result of the MOU. As of March 31, 1998, the Company and the Bank are in compliance with the all minimum capital ratio requirements including the minimum Leverage ratio of 7% mandated by the MOU.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1998:

                                                          Minimum
                                                          Capital
                                  Company   Bank       Requirement    MOU

Leverage ratio                      14.0%   13.8%             4.0%    7.0%
Tier 1 risk-based capital           20.7    20.5              4.0     N/A
Total risk-based capital            22.6    22.4              8.0     N/A


Investment Activities

     At March 31, 1998, the Company's investment securities, including Fed funds sold, totaled $54.4 million, or 48.0% of total assets, compared to $54.2 million, or 46.5% of total assets, at December 31, 1997. The decrease in investment securities resulted primarily from principal amortization on mortgage related securities and the maturity and call of certain agency securities. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At March 31, 1998, investment securities held-to-maturity totaled $5.5 million, compared to $5.9 million at December 31, 1997, and are carried at amortized cost. At March 31, 1998, the Company held $29.9 million in securities available-for-sale, compared to $32.7 million at December 31, 1997. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of March 31, 1998, the investment securities available-for-sale have an unrealized loss of $24,000 that was included as a separate component of shareholder's equity to reflect the current market value of these securities.


Loans

     During the first quarter of 1998, total loans decreased slightly, from $51.9 million at December 31, 1997 to $51.7 million at March 31, 1998. The reduction resulted primarily from lower outstanding unsecured loans. The composition of the Bank's loan portfolio at March 31, 1998 and December 31, 1997 is summarized as follows:

                                            March 31,  December 31,
(Dollars in Thousands)                          1998          1997

Real estate mortgage                        $ 38,399      $ 37,826
Secured commercial and financial               5,536         4,912
Unsecured                                      7,130         8,633
Other                                            637           553
                                              51,702        51,924
Deferred fees and discounts, net                 (24)          (61)
Allowance for possible loan losses            (3,116)       (3,200)
  Total loans, net                          $ 48,562      $ 48,663


     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, other real estate owned (the "OREO"), and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at March 31, 1998 and December 31, 1997:

                                            March 31,  December 31,
(Dollars in Thousands)                          1998          1997

Loans - performing                           $ 4,672       $ 1,393
Non-accrual loans                                 --           171
OREO                                             362           410
  Total classified assets                    $ 5,034       $ 1,974

     On March 31, 1998, the Bank had one loan totaling $101,000 secured by cash collateral and in the process of collection that was 90 days past due and still accruing, and there were no loans past due between 31 and 89 days. Classified assets increased by 155% to $5.0 million as of March 31, 1998 compared to $2.0 million at December 31, 1997. The net increase was the result of the downgrade of one loan. The loan that was downgraded was originated in 1992 as a loan to facilitate the sale of OREO and the borrower has performed and continues to perform in accordance with the terms of the loan. As of March 31, 1998 and December 31, 1997, all OREO properties were classified.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No.114").

As of March 31, 1998 and December 31, 1997, the Company had impaired loans totaling zero and $171,000, respectively. The impairment was measured using the collateral value method. Total interest income recognized on impaired loans during the first quarter of 1998 and 1997 was $4,000 and $31,000.

     There can be no assurance that the Bank will not experience increases in the amount of classified assets or not experience losses in attempting to collect or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition.


     Allowance for Loan Losses

     Generally, the Bank charges current earnings with a provision for estimated losses on loans receivable. The Bank will provide an adjustment if the total allowance for loan losses exceeds the amount of estimated loan losses. The provisions or adjustments take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on the asset classification and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of March 31, 1998, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114. In addition, the Bank carries an "unallocated" loan loss allowance to provide for losses that may occur in the future in loans that are or are not presently classified, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the quarter ended March 31, 1998:

                                                                    March 31,
(Dollars in Thousands)                                                 1998

Beginning balance of allowance for loan losses at December 31, 1997  $ 3,200
  Charge-offs                                                             --
  Recoveries                                                              10
  Provision (adjustment)                                                 (94)
Ending balance of allowance for loan losses                          $ 3,116

     For the quarter ended March 31, 1998, the unallocated portion of the allowance for loan loss totaled $1.5 million compared to $1.4 million at December 31, 1997.

Deposits

     The Bank had total deposits of $89.0 million at March 31, 1998 compared to $86.5 million at December 31, 1997, an increase of $2.5 million or 2.9%. The increase was attributed to escrow related customer's deposits of $6.9 million partially offset by a decrease in Stock Option lending related deposits of approximately $3.1 million and volatile deposits of $900,000. A summary of deposits at March 31, 1998 and December 31, 1997 is as follows:

                                            March 31,  December 31,
(Dollars in Thousands)                          1998          1997

Demand deposits                            $  19,714     $  19,691
NOW                                           15,729        15,986
Money market and savings                      18,932        16,040
  Total deposits with no stated maturity      54,375        51,717
Time deposits:
  Less than $100,000                          19,650        19,184
  $100,000 and greater                        15,016        15,618
  Total time deposits                         34,666        34,802

  Total deposits                            $ 89,041      $ 86,519

     The Bank's deposits from private and business banking customers totaled $34.4 million, or 38.6% of total deposits, at March 31, 1998, compared to $34.7 million, or 40.1% of total deposits, at December 31, 1997. Deposits from Association Bank Services customers totaled $17.1 million, or 19.2% of total deposits at March 31, 1998, compared to $17.2 million, or 19.9% of total deposits at December 31, 1997. Deposits acquired through the money desk operations totaled $10.8 million, or 12.1% of total deposits at March 31, 1998, compared to $11.7 million, or 13.5% of total deposits at December 31, 1997. The Bank expects to decrease money desk deposits during the remainder of the year with the intention of replacing these deposits with core deposits.

     Concentrations of deposits acquired through the money desk operations have been classified by bank regulators as volatile liabilities associated with certain risks, including the risks of reduced liquidity if a bank is unable to retain such deposits and reduced margins if its interest costs are increased by a bank in order to retain such deposits. As a result of the MOU, the Bank is required to maintain a volatile liability dependency ratio of not more than 15%. The Bank's volatile dependency ratio at March 31, 1998 was below the 15.0% requirement.


Other Borrowings

     As of March 31, 1998, the Bank had long-term FHLB borrowings outstanding totaling $10.0 million secured by pledged securities totaling $11.5 million. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.


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

     None


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Indemnification Agreements dated March 18, 1998 between each director and executive officer of the Company and the Bank.

     (b)  Report on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           The San Francisco Company
                                  (Registrant)



Date:  May 8, 1998                                /s/ James E. Gilleran
                                                  James E. Gilleran
                                                  Chairman of the Board and
                                                  Chief Executive Officer



Date:  May 8, 1998                                /s/ Keary L. Colwell
                                                  Keary L. Colwell
                                                  Chief Financial Officer and
                                                  Executive Vice President

                            INDEMNIFICATION AGREEMENT

          This Indemnification Agreement ("Agreement") is made as of March 18, 1998, between The San Francisco Company, a Delaware corporation (the "Corporation"), and ________________, an individual (the "Director").

RECITALS

          A. The Director is a member of the Corporation's Board of Directors and the Corporation desires that the Director continue to serve in such capacity. The Director is willing to continue to serve on the Corporation's Board of Directors if the Director receives the protection provided by this Agreement.

          B. The Corporation maintains directors and officers liability insurance ("D&O Insurance") and intends to continue to maintain such D&O Insurance in accordance with the provisions of this Agreement.

          C. The Corporation believes that (1) it is increasingly difficult to attract and keep qualified directors because of potential liabilities; (2) it is important for a director to have assurance that indemnification will be available to the fullest extent permitted by law; and (3) it is in the best interests of the Corporation and its shareholders for the Corporation to contractually obligate itself to indemnify the Director and to set forth the details of the indemnification process.

          Therefore, in consideration of the premises and the mutual promises herein contained, the Corporation and the Director agree as follows:

          1. Agreement to Serve. The Director will continue to serve as a member of the Board of Directors of the Corporation so long as the Director is duly elected and qualified to so serve or until the Director resigns or is removed from the Corporation's Board of Directors.

          2.   Indemnification.

               (a) The Corporation shall indemnify and hold harmless the Director to the fullest extent permitted under applicable law (including without limitation Section 28(k) of the Federal Deposit Insurance Act and
Part 359 of the Rules and regulations of the Federal Deposit Insurance Commission (the "FDIC Rules")) if the Director was or is a party or threatened to be made a party to any threatened, pending or completed action, suit, arbitration (or other alternative dispute resolution mechanism), or proceeding of any kind, wherever brought, whether civil, criminal, administrative or investigative and whether formal or informal (including actions by or in the right of the Corporation and any preliminary inquiry or claim by any person or authority), by reason of or associated with the fact that the Director is or was a director, officer, partner, trustee, employee, consultant or agent of the Corporation or is or was serving at the Corporation's request, or for the convenience of or otherwise to benefit or represent the interests of the Corporation or a subsidiary of the Corporation, as a director, officer, employee or agent of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise (collectively, an "Affiliate"), whether or not for profit, or by reason of anything done or not done by the Director in any such capacity (collectively, "Covered Matters"). Such indemnification will cover all Expenses (as defined below), liabilities, judgments (including punitive and exemplary damages), penalties, fines (including excise taxes relating to employee benefit plans and civil penalties) and amounts paid or to be paid in settlement which are incurred by or imposed upon the Director in connection with a Covered Matter, including all interest assessments on any of the foregoing (collectively, "Indemnified Amounts"). "Expenses" means all direct or indirect costs and expenses (including, without limitation, attorneys' fees, retainers, transcripts, witness fees, expert fees, other professional fees, court costs and travel costs) incurred by the Director in connection with a Covered Matter, together with interest thereon commencing 30 days after incurrence, other than liabilities, judgments, penalties, fines and settlement amounts.

               (b) The Director will be so indemnified for all Indemnified Amounts and the Corporation will defend the Director against claims (including threatened claims and investigations) which are covered matters, including claims brought by or on behalf of the Corporation or any Affiliate, except if it is finally determined by the court of last resort (or by a lower court if not timely appealed) that the payment is prohibited by applicable law.

               (c) If the Director is entitled under this Agreement to indemnification for less than all of the amounts incurred by the Director in connection with a Covered Matter, the Corporation will indemnify the Director for the indemnifiable amount.

          3. Claims for Indemnification. The Director will give the Corporation written notice of any claim for indemnification under this Agreement, but failure to do so shall not affect the Director's rights hereunder. Payment requests will include a schedule setting forth in reasonable detail the amount requested and will be accompanied (or, if necessary, followed) by copies of the relevant invoices or other documentation. The Corporation will pay Indemnified Amounts directly without requiring the Director to make any prior payment.

          4.   Determination of Right to Indemnification.

               (a) The Director will be presumed to be entitled to indemnification under this Agreement and will receive such indemnification, subject to paragraph 4(b) below, irrespective of whether the Covered Matter involves allegations of gross negligence or intentional misconduct, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (including Rule 10b-5 thereunder), alleged breach of the Director's fiduciary duties (including duties of loyalty or care) or any other claim.

               (b) The Director shall be conclusively presumed to have met any required standard of conduct established by applicable law, unless a determination is made in the written opinion of independent counsel to the Corporation, applicable law (including the FDIC Rules) permits indemnification in a Covered Matter only as authorized in the specific case upon a determination that indemnification is proper in the circumstances because the Director has met the required standard of conduct. In such event:

                    (1) The Corporation will immediately give the Director notice, with a copy of counsel's opinion, that an evaluation and determination will be made under this paragraph 4(b).

                    (2) Such evaluation and determination will be made, as promptly as possible and in good faith, by a majority vote of the members of the Corporation's Board of Directors who are not parties or threatened to be made parties to the Covered Matter in question or, if so requested by the Director, in a written opinion by independent counsel to the Corporation (who shall not be the same as the counsel referred to above), or by such other procedure as the Corporation and the Director agree.

                    (3) The Director will be entitled to present information, and to be represented by counsel, in connection with such evaluation and determination.

                    (4) The Director will be presumed to have met the required standard of conduct unless it is conclusively demonstrated to the determining firm or body that the Director has not met the required standard of conduct. If the Director is successful (which includes a settlement without admission of liability) on the merits or otherwise or in the defense of any claim, issue or matter therein, he shall be conclusively presumed to have met the required standard of conduct.

                    (5) The cost of any evaluation and determination under this paragraph 4(b) (including attorneys' fees and other expenses incurred by the Director) will be borne by the Corporation.

                    (6) If the requested indemnification falls within the scope of the FDIC Rules, the FDIC Rules will also be observed.

                    (7) The termination of any proceeding by judgment, order, settlement, arbitration award or conviction, or upon a plea of nolo contendere or its equivalent shall not affect this presumption or, except as determined by a judgment or other final adjudication adverse to the Director, establish a presumption with regard to any factual matter relevant to determining the Director's rights to indemnification hereunder.


               (c) Determination of the Director's entitlement to indemnification shall be made not later than thirty (30) days after the Corporation's receipt of his written request for such indemnification. If the person or persons so empowered to make a determination pursuant to paragraph 4 hereof shall have failed to make the requested determination within thirty (30) days after any judgment, order, settlement, dismissal, arbitration award, conviction, acceptance of a plea of nolo contendere or its equivalent, or other disposition or partial disposition of any proceeding or any other event which could enable the Corporation to determine the Director's entitlement to indemnification, the requisite determination that the Director is entitled to indemnification shall be deemed to have been made.

          5.   Advance of Expenses.

               (a)  Subject to paragraphs 5(b) and (c), and notwithstanding
Section 4(b), before final adjudication of a Covered Matter, upon the Director's request pursuant to paragraph 3 above, the Corporation will promptly advance Expenses directly; provided, however, if the Director has already paid any Expenses, the Corporation will promptly reimburse the Director for all such Expenses.

               (b) If, in the opinion of counsel to the Corporation, the FDIC Rules permit advancement of Expenses with respect to a federal banking agency proceeding or action only as authorized upon a determination that the Director has met a standard of conduct established by the FDIC Rules, the determination will be made in accordance with paragraph 4(b) above to the extent not inconsistent with FDIC Rules.

               (c) The Director will repay any Expenses that are advanced under this paragraph 5 if so required by the FDIC Rules or if it is ultimately determined, in a final, nonappealable judgment rendered by the court of last resort (or by a lower court if not timely appealed), that the Director is not entitled to be indemnified against such Expenses and requires repayment.

               (d) The Corporation shall use its best efforts to provide the Director on or before the time of any Change of Control security and liquidity for the obligations of the Corporation to indemnify and advance Expenses to the Director pursuant to this Agreement (whether by letter of credit, the posting of assets as security, or other means).

          6.   Defense of Claim.

               (a) The Corporation, jointly with any other indemnifying party, will be entitled to assume the defense of any Covered Matter as to which the Director requests indemnification, provided, however, the Corporation shall not be entitled to assume the defense if there has been a Change of Control or the Director is entitled to employ the Director's own counsel under paragraph 6(c) below, in which case both parties shall be entitled to participate in the defense.

               (b) Counsel selected by the Corporation to defend any Covered Matter will be subject to the Director's advance written approval.

               (c) The Director may employ the Director's own counsel in a Covered Matter and will be fully reimbursed therefor if (1) the Corporation approves, in writing, the employment of such counsel or (2) either (A) the Director has reasonably concluded that there may be a conflict of interest between the Corporation and the Director or between the Director and other parties represented by counsel employed by the Corporation to represent the Director in such action or (B) the Corporation has not employed counsel reasonably satisfactory to the Director to assume the defense of such Covered Matter promptly after the Director's request.

               (d) Neither the Corporation nor the Director will settle any Covered Matter without the other's written consent, which will not be unreasonably withheld.

               (e) If the Director is required to testify (in court proceedings, depositions, informal interviews or otherwise), consult with counsel, furnish documents or take any other reasonable action in connection with a Covered Matter, the Corporation will reimburse the Director's reasonable expenses in connection therewith and also pay the Director reasonable compensation for time spent by the Director for which the Director is otherwise not compensated by the Corporation.

          7.   Disputes; Enforcement.

               (a) If there is a dispute relating to the validity or enforceability of this Agreement or a denial of indemnification, advance of Expenses or payment of any other amounts due under this Agreement or the Corporation's Certificate of Incorporation or Bylaws, the Corporation will provide such indemnification, advance of Expenses or other payment until a final, nonappealable judgment that the Director is not entitled to such indemnification, advance of Expenses or other payment has been rendered by the court of last resort (or by a lower court if not timely appealed). The Director will repay such amounts if such final, nonappealable judgment so requires.

               (b)  In the event that (i) a determination pursuant to
Section 4(b) hereof is made that the Director is not entitled to indemnification, (ii) advances of Expenses are not made pursuant to this Agreement, (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to this Agreement, or (iv) the Director otherwise seeks enforcement of this Agreement, the Director shall be entitled to a final adjudication in the Court of Chancery of the State of Delaware of the remedy sought. Alternatively, unless court approval is required by law for the indemnification sought by the Director, the Director at his option may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association now in effect, which award is to be made within ninety (90) days following the filing of the demand for arbitration. The Corporation shall not oppose the Director's right to seek any such adjudication or arbitration award. In any such proceeding or arbitration the Director shall be presumed to be entitled to indemnification and advancement of Expenses under this Agreement and the Corporation shall have the burden of proof to overcome that presumption. In the event that a determination that Director is not entitled to indemnification, in whole or in part, has been made pursuant to Section 4(b) hereof, the decision in the judicial proceeding or arbitration provided in this Section 7 shall be made de novo and the Director shall not be prejudiced by reason of a determination that he is not entitled to indemnification. If a determination that the Director is entitled to indemnification has been made pursuant to Section 4(b) hereof, or is deemed to have been made pursuant to Section 4 hereof or otherwise pursuant to the terms of this Agreement, the Corporation shall be bound by such determination in the absence of a misrepresentation of a material fact by the Director in connection with such determination. The Corporation shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Corporation shall stipulate in any such court or arbitration that the Corporation is bound by all the provisions of this Agreement and is precluded from making any assertion to the contrary.

               (c) The Corporation will reimburse all of the Director's reasonable expenses (including attorneys' fees) in pursuing an action to enforce the Director's rights under this Agreement unless a final, nonappealable judgment against the Director has been rendered in such action by the court of last resort (or by a lower court if not timely appealed) or unless the FDIC Rules otherwise require to the same effect as set forth in Section 5(c). At the Director's request, such expenses will be advanced by the Corporation to the Director as incurred before final resolution of such action by the court of last resort; such expenses will be repaid by the Director if a final, nonappealable judgment in the Corporation's favor is rendered in such action by the court of last resort (or by a lower court if not timely appealed) to the same effect as set forth in Section 5(c).

          8.   Insurance.

               (a) The Corporation hereby covenants and agrees that, as long as the Director continues to serve as a director of the Corporation and thereafter as long as the Director may be subject to any possible Covered Matter, the Corporation, subject to paragraph 8(c) below, shall maintain in full force and effect D&O Insurance from established and reputable insurers in amounts not less than, and with coverage comparable to, those in effect as of the date of this Agreement.

               (b) In all D&O Insurance policies, the Director shall be named as an insured in such a manner as to provide the Director the same rights and benefits as are accorded the most favorably insured of the Company's directors.

               (c) The Corporation will not be required to maintain D&O Insurance if the Board of Directors of the Corporation determines, after diligent inquiry, that (1) such insurance is not available; (2) the premiums for available insurance are disproportionate to the amount of coverage and to the premiums paid by other corporations similarly situated; or (3) the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit. The Board of Directors of the Corporation will, from time to time, in good faith review any decision not to maintain D&O Insurance and will purchase such insurance at any time that the conditions of this paragraph 8(c) cease to apply.

               (d) The parties will cooperate to obtain advances of Expenses, indemnification payments and consents from D&O Insurance carriers in any Covered Matter to the full extent of applicable D&O Insurance. The existence of D&O Insurance coverage will not diminish or limit the Corporation's obligation to make indemnification payments to the Director. Amounts paid directly to the Director with respect to a Covered Matter by the Corporation's D&O Insurance carriers will be credited to the amounts payable by the Corporation to the Director under this Agreement.

               (e) Payments under any D&O Insurance policies shall be subject to the FDIC Rules.

          9.   Limitations of Actions; Limitation of Indemnity.

               (a) No action will be brought by or on behalf of the Corporation against the Director or the Director's heirs or personal representatives relating to the Director's service as a director, after the expiration of one year from the date the Director ceases (for any reason) to serve as a director of the Corporation, and any claim or cause of action of the Corporation will be extinguished and deemed released unless asserted by the filing of a legal action before the expiration of such period.

               (b) Notwithstanding the provisions hereof, the Corporation shall not be obligated pursuant to the terms of this Agreement:

                    (1) Claims Initiated by the Director. To indemnify or advance expenses to the Director with respect to proceedings or claims initiated or brought voluntarily by the Director and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under Section 145 of the Delaware General Corporation Law, but such indemnification or advancement of expenses may be provided by the Corporation in specific cases if the Board of Directors has approved the initiation or bringing of such suit;

                    (2) Lack of Good Faith. To indemnify the Director for any expenses incurred by the Director with respect to any proceeding instituted by the Director to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Director in such proceeding was not made in good faith or was frivolous;

                    (3) Insured Claims. To indemnify the Director for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) which have been paid directly to the Director by an insurance carrier under D&O Insurance maintained by the Corporation; or

                    (4) FDIC Rules. To make any indemnification payment contrary to the FDIC Rules.

                    (5) Short Swing Profits. To indemnify the Director for expenses or liabilities incurred by the Director under Section 16 of the Securities and Exchange Act of 1934.

          10. Rights Not Exclusive; Benefit of Amendments to Law. The indemnification provided to the Director under this Agreement will be in addition to any indemnification provided to the Director by any law, agreement, Board resolution, provision of the Certificate of Incorporation or Bylaws of the Corporation or otherwise (including, but not limited to, under that certain Indemnification Agreement (the "Bank Agreement") made as of March 18, 1998, between The Bank of San Francisco, a California corporation (the "Bank") and the Director). If applicable laws, rules or regulations are amended after the date of this Agreement to permit indemnification of a type or to an extent beyond or greater than that provided by this Agreement, the Director shall be entitled to indemnification hereunder of such further types or to such further extent as is then permitted; provided, however, that no such amendment shall in any way restrict or limit the rights of the Director hereunder and the term "applicable law" shall refer only to the same as amended to the extent such amendment permits the Corporation to provide such greater indemnification. The Corporation and the Director agree that the Director may pursue his remedies under both this Agreement and the Bank Agreement, under only this Agreement, or under only the Bank Agreement, and that the manner in which the Director chooses to pursue (or not to pursue) his remedies under this Agreement and/or under the Bank Agreement shall not in any way restrict or limit the rights of the Director under this Agreement.

          11. Change in Control. "Change in Control" shall mean the occurrence of any of the following after January 1, 1998:

               (a) Both (1) any "person" (as defined below) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing at least 15% of the total voting power represented by the Corporation's then outstanding voting securities; and (2) the beneficial ownership by such person of securities representing such percentage has not been approved by a majority of the "continuing directors" (as defined below); or

               (b) Any "person" (as defined below) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing at least 50% of the total voting power represented by the Corporation's then outstanding voting securities; or

               (c) A change in the composition of the Board occurs, as a result of which fewer than two-thirds of the incumbent directors are directors who either (1) had been directors of the Corporation on January 1, 1998 (the "Original Directors") or (2) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority in the aggregate of the Original Directors who were still in office at the time of the election or nomination and directors whose election or nomination was previously so approved (the "continuing directors"); or

               (d) The stockholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, if such merger or consolidation would result in the voting securities of the Corporation outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving entity) 50% or less of the total voting power represented by the voting securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation; or

               (e) The stockholders of the Corporation approve (1) a plan of complete liquidation of the Corporation or (2) an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

     For purposes of Subsection (a) above, the term "person" shall have the same meaning as when used in sections 13(d) and 14(d) of the Exchange Act, but shall exclude (x) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or of a parent or subsidiary of the Corporation or (y) a corporation owned directly or indirectly by the stockholders of the Corporation in substantially the same proportions as their ownership of the common stock of the Corporation.

     Any other provisions of this Section 11 notwithstanding, the term "Change in Control" shall not include (1) a transaction, if undertaken at the election of the Corporation, the result of which is to sell all or substantially all of the assets of the Corporation to another corporation (the "surviving corporation"); provided that the surviving corporation is owned directly or indirectly by the stockholders of the Corporation immediately following such transaction in substantially the same proportions as their ownership of the Corporation's common stock immediately preceding such transaction; and provided, further that the surviving corporation expressly assumes this Agreement; or (2) an acquisition of voting and other rights on outstanding shares by a voting trustee who is approved (and the agreement under which he acts is approved) by the continuing directors, but not any subsequent Change of Control effected by the voting trustee or his successor.

          12. Subrogation. Upon payment of any Indemnified Amount under this Agreement, the Corporation will be subrogated to the extent of such payment to all of the Director's rights of recovery therefor and the Director will take all reasonable actions requested by the Corporation (at no cost or penalty to the Director) to secure the Corporation's rights under this paragraph 11 including executing documents.

          13. Continuation of Indemnity. All of the Corporation's obligations under this Agreement will continue as long as the Director is subject to any actual or possible Covered Matter, notwithstanding the Director's termination of service as a director, and in any event for at least five (5) years subsequent to the date when the Director ceases to be a director of the Corporation. The right to indemnification conferred herein shall be presumed to have been relied upon by the Director in serving or continuing to serve as a director of the Corporation or in any capacity with any Affiliate and shall be enforceable as a contract right.

          14. Amendments. Neither the Corporation's Certificate of Incorporation nor its Bylaws will be changed to increase liability of directors or to limit the Director's indemnification. Any repeal or modification of the Corporation's Certificate of Incorporation or Bylaws or any repeal or modification of the relevant provisions of any applicable law, rules or regulations will not in any way diminish any of the Director's rights or the Corporation's obligations under this Agreement. This Agreement cannot be amended except with the written consent of the Corporation and the Director.

          15. Governing Law. This Agreement will be governed by Delaware law without regard to such state's conflicts of laws principles.

          16.  Successors.

               (a) This Agreement will be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives and assigns.

               (b) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Corporation to assume all of the Corporation's obligations under this Agreement. Such assumption will not release the Corporation from its obligations under this Agreement.

          17. Severability. The provisions of this Agreement will be deemed severable, and if any part of any provision is held illegal, void or invalid under applicable law, such provision may be changed to the extent reasonably necessary to make the provision, as so changed, legal, valid and binding. If any provision of this Agreement is held illegal, void or invalid in its entirety, the remaining provisions of this Agreement will not in any way be affected or impaired but will remain binding in accordance with their terms.

          18. Notices. All notices given under this Agreement will be in writing and delivered either personally, by registered or certified mail (return receipt requested, postage prepaid), by recognized overnight courier or by telecopy (if promptly followed by a copy delivered personally, by registered or certified mail or overnight courier), as follows:

          If to the Director:      _______________________
                                   _______________________
                                   _______________________

If to the Corporation:        The San Francisco Company
                              550 Montgomery Street
                              San Francisco CA 94111
                              Attn.: Chief Executive Officer


or to such other address as either party furnishes to the other in writing.

          19.  Counterparts.  This Agreement may be signed in counterparts.

          IN WITNESS WHEREOF, the parties have executed this Agreement on the date first written above.

                              THE SAN FRANCISCO COMPANY


                              ______________________________
                              By: __________________________
                              Its:___________________________



                              DIRECTOR


                              ______________________________

                          INDEMNIFICATION AGREEMENT

          This Indemnification Agreement ("Agreement") is made as of March 18, 1998, between The San Francisco Company, a Delaware corporation (the "Corporation"), and ________________, an individual (the "Officer").

RECITALS

          A. The Officer is a member of the Corporation's Executive Management Committee and the Corporation desires that the Officer continue to serve in such capacity. The Officer is willing to continue to serve on the Corporation's Executive Management Committee if the Officer receives the protection provided by this Agreement.

          B. The Corporation maintains directors and officers liability insurance ("D&O Insurance") and intends to continue to maintain such D&O Insurance in accordance with the provisions of this Agreement.

          C. The Corporation believes that (1) it is increasingly difficult to attract and keep qualified senior officers because of potential liabilities; (2) it is important for a senior officer to have assurance that indemnification will be available to the fullest extent permitted by law; and (3) it is in the best interests of the Corporation and its shareholders for the Corporation to contractually obligate itself to indemnify the Officer and to set forth the details of the indemnification process.

          Therefore, in consideration of the premises and the mutual promises herein contained, the Corporation and the Officer agree as follows:

          1. Agreement to Serve. The Officer will continue to serve as a member of the Executive Management Committee of the Corporation at the pleasure of the Corporation's Board of Directors.

          2.   Indemnification.

               (a) The Corporation shall indemnify and hold harmless the Officer to the fullest extent permitted under applicable law (including without limitation Section 28(k) of the Federal Deposit Insurance Act and
Part 359 of the Rules and regulations of the Federal Deposit Insurance Commission (the "FDIC Rules")) if the Officer was or is a party or threatened to be made a party to any threatened, pending or completed action, suit, arbitration (or other alternative dispute resolution mechanism), or proceeding of any kind, wherever brought, whether civil, criminal, administrative or investigative and whether formal or informal (including actions by or in the right of the Corporation and any preliminary inquiry or claim by any person or authority), by reason of or associated with the fact that the Officer is or was a director, officer, partner, trustee, employee, consultant or agent of the Corporation or is or was serving at the Corporation's request, or for the convenience of or otherwise to benefit or represent the interests of the Corporation or a subsidiary of the Corporation, as a director, officer, employee or agent of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise (collectively, an "Affiliate"), whether or not for profit, or by reason of anything done or not done by the Officer in any such capacity (collectively, "Covered Matters").

Such indemnification will cover all Expenses (as defined below), liabilities, judgments (including punitive and exemplary damages), penalties, fines (including excise taxes relating to employee benefit plans and civil penalties) and amounts paid or to be paid in settlement which are incurred by or imposed upon the Officer in connection with a Covered Matter, including all interest assessments on any of the foregoing (collectively, "Indemnified Amounts"). "Expenses" means all direct or indirect costs and expenses (including, without limitation, attorneys' fees, retainers, transcripts, witness fees, expert fees, other professional fees, court costs and travel costs) incurred by the Officer in connection with a Covered Matter, together with interest thereon commencing 30 days after incurrence, other than liabilities, judgments, penalties, fines and settlement amounts.

               (b) The Officer will be so indemnified for all Indemnified Amounts and the Corporation will defend the Officer against claims (including threatened claims and investigations) which are covered matters, including claims brought by or on behalf of the Corporation or any Affiliate, except if it is finally determined by the court of last resort (or by a lower court if not timely appealed) that the payment is prohibited by applicable law.

               (c) If the Officer is entitled under this Agreement to indemnification for less than all of the amounts incurred by the Officer in connection with a Covered Matter, the Corporation will indemnify the Officer for the indemnifiable amount.

          3. Claims for Indemnification. The Officer will give the Corporation written notice of any claim for indemnification under this Agreement, but failure to do so shall not affect the Officer's rights hereunder. Payment requests will include a schedule setting forth in reasonable detail the amount requested and will be accompanied (or, if necessary, followed) by copies of the relevant invoices or other documentation. The Corporation will pay Indemnified Amounts directly without requiring the Officer to make any prior payment.

          4.   Determination of Right to Indemnification.

               (a) The Officer will be presumed to be entitled to indemnification under this Agreement and will receive such indemnification, subject to paragraph 4(b) below, irrespective of whether the Covered Matter involves allegations of gross negligence or intentional misconduct, alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (including Rule 10b-5 thereunder), alleged breach of the Officer's fiduciary duties (including duties of loyalty or care) or any other claim.

               (b) The Officer shall be conclusively presumed to have met any required standard of conduct established by applicable law, unless a determination is made in the written opinion of independent counsel to the Corporation, applicable law (including the FDIC Rules) permits indemnification in a Covered Matter only as authorized in the specific case upon a determination that indemnification is proper in the circumstances because the Officer has met the required standard of conduct. In such event:

                    (1) The Corporation will immediately give the Officer notice, with a copy of counsel's opinion, that an evaluation and determination will be made under this paragraph 4(b).

                    (2) Such evaluation and determination will be made, as promptly as possible and in good faith, by a majority vote of the members of the Corporation's Board of Directors who are not parties or threatened to be made parties to the Covered Matter in question or, if so requested by the Officer, in a written opinion by independent counsel to the Corporation (who shall not be the same as the counsel referred to above), or by such other procedure as the Corporation and the Officer agree.

                    (3)  The Officer will be entitled to present
information, and to be represented by counsel, in connection with such evaluation and determination.

                    (4) The Officer will be presumed to have met the required standard of conduct unless it is conclusively demonstrated to the determining firm or body that the Officer has not met the required standard of conduct. If the Officer is successful (which includes a settlement without admission of liability) on the merits or otherwise or in the defense of any claim, issue or matter therein, he shall be conclusively presumed to have met the required standard of conduct.

                    (5) The cost of any evaluation and determination under this paragraph 4(b) (including attorneys' fees and other expenses incurred by the Officer) will be borne by the Corporation.

                    (6) If the requested indemnification falls within the scope of the FDIC Rules, the FDIC Rules will also be observed.

                    (7) The termination of any proceeding by judgment, order, settlement, arbitration award or conviction, or upon a plea of nolo contendere or its equivalent shall not affect this presumption or, except as determined by a judgment or other final adjudication adverse to the Officer, establish a presumption with regard to any factual matter relevant to determining the Officer's rights to indemnification hereunder.

               (c) Determination of the Officer's entitlement to indemnification shall be made not later than thirty (30) days after the Corporation's receipt of his written request for such indemnification. If the person or persons so empowered to make a determination pursuant to paragraph 4 hereof shall have failed to make the requested determination within thirty (30) days after any judgment, order, settlement, dismissal, arbitration award, conviction, acceptance of a plea of nolo contendere or its equivalent, or other disposition or partial disposition of any proceeding or any other event which could enable the Corporation to determine the Officer's entitlement to indemnification, the requisite determination that the Officer is entitled to indemnification shall be deemed to have been made.

          5.   Advance of Expenses.

               (a)  Subject to paragraphs 5(b) and (c), and notwithstanding
Section 4(b), before final adjudication of a Covered Matter, upon the Officer's request pursuant to paragraph 3 above, the Corporation will promptly advance Expenses directly; provided, however, if the Officer has already paid any Expenses, the Corporation will promptly reimburse the Officer for all such Expenses.

               (b) If, in the opinion of counsel to the Corporation, the FDIC Rules permit advancement of Expenses with respect to a federal banking agency proceeding or action only as authorized upon a determination that the Officer has met a standard of conduct established by the FDIC Rules, the determination will be made in accordance with paragraph 4(b) above to the extent not inconsistent with FDIC Rules.

               (c) The Officer will repay any Expenses that are advanced under this paragraph 5 if so required by the FDIC Rules or if it is ultimately determined, in a final, nonappealable judgment rendered by the court of last resort (or by a lower court if not timely appealed), that the Officer is not entitled to be indemnified against such Expenses and requires repayment.

               (d) The Corporation shall use its best efforts to provide the Officer on or before the time of any Change of Control security and liquidity for the obligations of the Corporation to indemnify and advance Expenses to the Officer pursuant to this Agreement (whether by letter of credit, the posting of assets as security, or other means).

          6.   Defense of Claim.

               (a) The Corporation, jointly with any other indemnifying party, will be entitled to assume the defense of any Covered Matter as to which the Officer requests indemnification, provided, however, the Corporation shall not be entitled to assume the defense if there has been a Change of Control or the Officer is entitled to employ the Officer's own counsel under paragraph 6(c) below, in which case both parties shall be entitled to participate in the defense.

               (b) Counsel selected by the Corporation to defend any Covered Matter will be subject to the Officer's advance written approval.

               (c) The Officer may employ the Officer's own counsel in a Covered Matter and will be fully reimbursed therefor if (1) the Corporation approves, in writing, the employment of such counsel or (2) either (A) the Officer has reasonably concluded that there may be a conflict of interest between the Corporation and the Officer or between the Officer and other parties represented by counsel employed by the Corporation to represent the Officer in such action or (B) the Corporation has not employed counsel reasonably satisfactory to the Officer to assume the defense of such Covered Matter promptly after the Officer's request.

               (d) Neither the Corporation nor the Officer will settle any Covered Matter without the other's written consent, which will not be unreasonably withheld.

               (e) If the Officer is required to testify (in court proceedings, depositions, informal interviews or otherwise), consult with counsel, furnish documents or take any other reasonable action in connection with a Covered Matter, the Corporation will reimburse the Officer's reasonable expenses in connection therewith and also pay the Officer reasonable compensation for time spent by the Officer for which the Officer is otherwise not compensated by the Corporation.

          7.   Disputes; Enforcement.

               (a) If there is a dispute relating to the validity or enforceability of this Agreement or a denial of indemnification, advance of Expenses or payment of any other amounts due under this Agreement or the Corporation's Certificate of Incorporation or Bylaws, the Corporation will provide such indemnification, advance of Expenses or other payment until a final, nonappealable judgment that the Officer is not entitled to such indemnification, advance of Expenses or other payment has been rendered by the court of last resort (or by a lower court if not timely appealed). The Officer will repay such amounts if such final, nonappealable judgment so requires.

               (b)  In the event that (i) a determination pursuant to
Section 4(b) hereof is made that the Officer is not entitled to indemnification, (ii) advances of Expenses are not made pursuant to this Agreement, (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to this Agreement, or (iv) the Officer otherwise seeks enforcement of this Agreement, the Officer shall be entitled to a final adjudication in the Court of Chancery of the State of Delaware of the remedy sought. Alternatively, unless court approval is required by law for the indemnification sought by the Officer, the Officer at his option may seek an award in arbitration to be conducted by a single arbitrator pursuant to the commercial arbitration rules of the American Arbitration Association now in effect, which award is to be made within ninety (90) days following the filing of the demand for arbitration. The Corporation shall not oppose the Officer's right to seek any such adjudication or arbitration award. In any such proceeding or arbitration the Officer shall be presumed to be entitled to indemnification and advancement of Expenses under this Agreement and the Corporation shall have the burden of proof to overcome that presumption. In the event that a determination that Officer is not entitled to indemnification, in whole or in part, has been made pursuant to Section 4(b) hereof, the decision in the judicial proceeding or arbitration provided in this Section 7 shall be made de novo and the Officer shall not be prejudiced by reason of a determination that he is not entitled to indemnification. If a determination that the Officer is entitled to indemnification has been made pursuant to Section 4(b) hereof, or is deemed to have been made pursuant to
Section 4 hereof or otherwise pursuant to the terms of this Agreement, the Corporation shall be bound by such determination in the absence of a misrepresentation of a material fact by the Officer in connection with such determination. The Corporation shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Corporation shall stipulate in any such court or arbitration that the Corporation is bound by all the provisions of this Agreement and is precluded from making any assertion to the contrary.

               (c) The Corporation will reimburse all of the Officer's reasonable expenses (including attorneys' fees) in pursuing an action to enforce the Officer's rights under this Agreement unless a final, nonappealable judgment against the Officer has been rendered in such action by the court of last resort (or by a lower court if not timely appealed) or unless the FDIC Rules otherwise require to the same effect as set forth in
Section 5(c). At the Officer's request, such expenses will be advanced by the Corporation to the Officer as incurred before final resolution of such action by the court of last resort; such expenses will be repaid by the Officer if a final, nonappealable judgment in the Corporation's favor is rendered in such action by the court of last resort (or by a lower court if not timely appealed) to the same effect as set forth in Section 5(c).

          8.   Insurance.

               (a) The Corporation hereby covenants and agrees that, as long as the Officer continues to serve as an officer of the Corporation and thereafter as long as the Officer may be subject to any possible Covered Matter, the Corporation, subject to paragraph 8(c) below, shall maintain in full force and effect D&O Insurance from established and reputable insurers in amounts not less than, and with coverage comparable to, those in effect as of the date of this Agreement.

               (b) In all D&O Insurance policies, the Officer shall be named as an insured in such a manner as to provide the Officer the same rights and benefits as are accorded the most favorably insured of the Company's directors or officers.

               (c) The Corporation will not be required to maintain D&O Insurance if the Board of Directors of the Corporation determines, after diligent inquiry, that (1) such insurance is not available; (2) the premiums for available insurance are disproportionate to the amount of coverage and to the premiums paid by other corporations similarly situated; or (3) the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit. The Board of Directors of the Corporation will, from time to time, in good faith review any decision not to maintain D&O Insurance and will purchase such insurance at any time that the conditions of this paragraph 8(c) cease to apply.

               (d) The parties will cooperate to obtain advances of Expenses, indemnification payments and consents from D&O Insurance carriers in any Covered Matter to the full extent of applicable D&O Insurance. The existence of D&O Insurance coverage will not diminish or limit the Corporation's obligation to make indemnification payments to the Officer. Amounts paid directly to the Officer with respect to a Covered Matter by the Corporation's D&O Insurance carriers will be credited to the amounts payable by the Corporation to the Officer under this Agreement.

               (e) Payments under any D&O Insurance policies shall be subject to the FDIC Rules.

          9.   Limitations of Actions; Limitation of Indemnity.

               (a) No action will be brought by or on behalf of the Corporation against the Officer or the Officer's heirs or personal representatives relating to the Officer's service as an officer, after the expiration of one year from the date the Officer ceases (for any reason) to serve as an officer of the Corporation, and any claim or cause of action of the Corporation will be extinguished and deemed released unless asserted by the filing of a legal action before the expiration of such period.

               (b) Notwithstanding the provisions hereof, the Corporation shall not be obligated pursuant to the terms of this Agreement:

                    (1) Claims Initiated by the Officer. To indemnify or advance expenses to the Officer with respect to proceedings or claims initiated or brought voluntarily by the Officer and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under Section 145 of the Delaware General Corporation Law, but such indemnification or advancement of expenses may be provided by the Corporation in specific cases if the Board of Directors has approved the initiation or bringing of such suit;

                    (2) Lack of Good Faith. To indemnify the Officer for any expenses incurred by the Officer with respect to any proceeding instituted by the Officer to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Officer in such proceeding was not made in good faith or was frivolous;

                    (3) Insured Claims. To indemnify the Officer for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) which have been paid directly to the Officer by an insurance carrier under D&O Insurance maintained by the Corporation; or

                    (4) FDIC Rules. To make any indemnification payment contrary to the FDIC Rules.

                    (5) Short Swing Profits. To indemnify the Officer for expenses or liabilities incurred by the Officer under Section 16 of the Securities and Exchange Act of 1934.

          10. Rights Not Exclusive; Benefit of Amendments to Law. The indemnification provided to the Officer under this Agreement will be in addition to any indemnification provided to the Officer by any law, agreement, Board resolution, provision of the Certificate of Incorporation or Bylaws of the Corporation or otherwise (including, but not limited to, under that certain Indemnification Agreement (the "Bank Agreement") made as of _________, 1998, between The Bank of San Francisco, a California corporation (the "Bank") and the Officer). If applicable laws, rules or regulations are amended after the date of this Agreement to permit indemnification of a type or to an extent beyond or greater than that provided by this Agreement, the Officer shall be entitled to indemnification hereunder of such further types or to such further extent as is then permitted; provided, however, that no such amendment shall in any way restrict or limit the rights of the Officer hereunder and the term "applicable law" shall refer only to the same as amended to the extent such amendment permits the Corporation to provide such greater indemnification. The Corporation and the Officer agree that the Officer may pursue his remedies under both this Agreement and the Bank Agreement, under only this Agreement, or under only the Bank Agreement, and that the manner in which the Officer chooses to pursue (or not to pursue) his remedies under this Agreement and/or under the Bank Agreement shall not in any way restrict or limit the rights of the Officer under this Agreement.

          11. Change in Control. "Change in Control" shall mean the occurrence of any of the following after January 1, 1998:

               (a) Both (1) any "person" (as defined below) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing at least 15% of the total voting power represented by the Corporation's then outstanding voting securities; and (2) the beneficial ownership by such person of securities representing such percentage has not been approved by a majority of the "continuing directors" (as defined below); or

               (b) Any "person" (as defined below) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing at least 50% of the total voting power represented by the Corporation's then outstanding voting securities; or

               (c) A change in the composition of the Board occurs, as a result of which fewer than two-thirds of the incumbent directors are directors who either (1) had been directors of the Corporation on January 1, 1998 (the "Original Directors") or (2) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority in the aggregate of the Original Directors who were still in office at the time of the election or nomination and directors whose election or nomination was previously so approved (the "continuing directors"); or

               (d) The stockholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, if such merger or consolidation would result in the voting securities of the Corporation outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving entity) 50% or less of the total voting power represented by the voting securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation; or

               (e) The stockholders of the Corporation approve (1) a plan of complete liquidation of the Corporation or (2) an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets.

     For purposes of Subsection (a) above, the term "person" shall have the same meaning as when used in sections 13(d) and 14(d) of the Exchange Act, but shall exclude (x) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or of a parent or subsidiary of the Corporation or (y) a corporation owned directly or indirectly by the stockholders of the Corporation in substantially the same proportions as their ownership of the common stock of the Corporation.

     Any other provisions of this Section 11 notwithstanding, the term "Change in Control" shall not include (1) a transaction, if undertaken at the election of the Corporation, the result of which is to sell all or substantially all of the assets of the Corporation to another corporation (the "surviving corporation"); provided that the surviving corporation is owned directly or indirectly by the stockholders of the Corporation immediately following such transaction in substantially the same proportions as their ownership of the Corporation's common stock immediately preceding such transaction; and provided, further that the surviving corporation expressly assumes this Agreement; or (2) an acquisition of voting and other rights on outstanding shares by a voting trustee who is approved (and the agreement under which he acts is approved) by the continuing directors, but not any subsequent Change of Control effected by the voting trustee or his successor.

          12. Subrogation. Upon payment of any Indemnified Amount under this Agreement, the Corporation will be subrogated to the extent of such payment to all of the Officer's rights of recovery therefor and the Officer will take all reasonable actions requested by the Corporation (at no cost or penalty to the Officer) to secure the Corporation's rights under this paragraph 11 including executing documents.

          13. Continuation of Indemnity. All of the Corporation's obligations under this Agreement will continue as long as the Officer is subject to any actual or possible Covered Matter, notwithstanding the Officer's termination of service as an officer, and in any event for at least five (5) years subsequent to the date when the Officer ceases to be an officer of the Corporation. The right to indemnification conferred herein shall be presumed to have been relied upon by the Officer in serving or continuing to serve as an officer of the Corporation or in any capacity with any Affiliate and shall be enforceable as a contract right.

          14. Amendments. Neither the Corporation's Certificate of Incorporation nor its Bylaws will be changed to increase liability of officers or to limit the Officer's indemnification. Any repeal or modification of the Corporation's Certificate of Incorporation or Bylaws or any repeal or modification of the relevant provisions of any applicable law, rules or regulations will not in any way diminish any of the Officer's rights or the Corporation's obligations under this Agreement. This Agreement cannot be amended except with the written consent of the Corporation and the Officer.

          15. Governing Law. This Agreement will be governed by Delaware law without regard to such state's conflicts of laws principles.

          16.  Successors.

               (a) This Agreement will be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives and assigns.

               (b) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Corporation to assume all of the Corporation's obligations under this Agreement. Such assumption will not release the Corporation from its obligations under this Agreement.

          17. Severability. The provisions of this Agreement will be deemed severable, and if any part of any provision is held illegal, void or invalid under applicable law, such provision may be changed to the extent reasonably necessary to make the provision, as so changed, legal, valid and binding. If any provision of this Agreement is held illegal, void or invalid in its entirety, the remaining provisions of this Agreement will not in any way be affected or impaired but will remain binding in accordance with their terms.

          18. Notices. All notices given under this Agreement will be in writing and delivered either personally, by registered or certified mail (return receipt requested, postage prepaid), by recognized overnight courier or by telecopy (if promptly followed by a copy delivered personally, by registered or certified mail or overnight courier), as follows:

          If to the Officer:       _______________________
                                   _______________________
                                   _______________________


If to the Corporation:        The San Francisco Company
                              550 Montgomery Street
                              San Francisco CA 94111
                              Attn.: Chief Executive Officer


or to such other address as either party furnishes to the other in writing.

          19.  Counterparts.  This Agreement may be signed in counterparts.

          IN WITNESS WHEREOF, the parties have executed this Agreement on the date first written above.

                              THE SAN FRANCISCO COMPANY


                              ______________________________
                              By: __________________________
                              Its:___________________________



                              OFFICER


                              ______________________________