Form 10-Q
period 1998-06-30
SAN FRANCISCO CO
filed 1998-08-03
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1998

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

                    Yes  X                No

The Registrant had 31,728,782 shares of Class A Common Stock outstanding on July 17, 1998.

PAGE

            The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At June 30, 1998 and December 31, 1997  . . . . . . . . . . .  1

          Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1998 and 1997 . .  2

          Consolidated Statements of Changes in Shareholders'Equity
           For the Six Months Ended June 30, 1998 and 1997 . . . . . . .  4

          Consolidated Statements of Cash Flows
           For the Three and Six Months Ended June 30, 1998 and 1997 . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . 8


Part II - Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . 15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PAGE

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                    June 30, 1998 and December 31, 1997
                                                   (Unaudited)
                                                    June 30,     December 31,
(Dollars in Thousands Except Per Share Data)           1998        1997
Assets:
Cash and due from banks                              $2,031       $2,837
Federal funds sold                                   39,135       14,150
  Cash and cash equivalents                          41,166       16,987
Investment securities held-to-maturity, at cost
 (Fair value: 1998 $4,830;1997 $5,822)                4,868        5,864
Investment securities available-for-sale,
          at fair value                              30,429       32,669
Federal Home Loan Bank stock, at par                  2,252        1,499

Loans                                                52,920       51,924
Deferred loan fees                                      (24)         (61)
Allowance for loan losses                            (2,850)      (3,200)
  Loans, net                                         50,046       48,663
Other real estate owned, net                            337          410
Premises and equipment, net                           7,753        7,791
Interest receivable                                     700          720
Other assets                                          1,877        2,014
  Total Assets                                     $139,428     $116,617

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                       $15,467      $19,691
Interest bearing deposits                            86,985       66,828
  Total deposits                                    102,452       86,519
Other borrowings                                     15,000       10,000
Other liabilities and interest payable                3,522        2,528
  Total liabilities                                 120,974       99,047

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
    Issued and outstanding - 1998 and 1997 - 15,869     111          111
  Common stock (par value $0.01 per share)
    Class A - Authorized - 100,000,000 shares;
    Issued and outstanding - 1998 - 31,728,782 and
            1997 -31,723,782                            317          317
Additional paid-in capital                           78,816       78,814
Retained deficit                                    (60,777)     (61,656)
Accumulated other comprehensive loss                    (13)         (16)
  Total shareholders' equity                         18,454       17,570
  Total Liabilities and Shareholders' Equity       $139,428     $116,617

See accompanying notes to unaudited consolidated financial statements.

PAGE 1

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                         Three Months             Six Months
                                        Ended June 30,         Ended June 30,
(Dollars in Thousands
Except Per Share Data)                1998        1997        1998       1997
Interest income:
  Loans                             $1,252      $1,117      $2,463     $2,240
  Investments                          819         813       1,645      1,559
  Dividends                             22           9          45         21
  Total interest income              2,093       1,939       4,153      3,820
Interest expense:
  Deposits                             646         662       1,299      1,359
  Other borrowings                     149          --         299         --
  Total interest expense               795         662       1,598      1,359

Net interest income before
adjustment for loan losses           1,298       1,277       2,555      2,461
Adjustment for loan losses            (308)         --        (402)        --
Net interest income after adjustment
  for loan losses                    1,606       1,277       2,957      2,461

Non-interest income:
  Stock brokerage commissions and
         fees                          278         275         535        629
  Real estate rental income            274         232         531        479
  Service charges and fees             157         140         303        239
  Gain on sale of assets, net           25         212          25        234
  Loss on sale of securities, net       --          (6)         --         (6)
  Other income                          42          33          79         55
  Total non-interest income            776         886       1,473      1,630

Non-interest expense:
  Salaries and related benefits      1,013         926       1,986      1,834
  Occupancy expense                    289         309         581        615
  Professional fees                    133         115         259        215
  Data processing                      103         112         214        226
  Corporate insurance premiums          34          48          90        109
  Property tax expense                  --          25          --         65
  FDIC insurance premiums                9          40          19         79
  Other operating expenses             214         355         392        572
  Total non-interest expense         1,795       1,930       3,541      3,715
Income before income taxes             587         233         889        376
Provision for income taxes               5           2           5          7
  Net Income                          $582        $231        $884       $369

Income per common share:
  Basic:    Net income               $0.02       $0.01       $0.03      $0.01
   Weighted average shares
        outstanding             31,727,134  29,357,766  31,725,458 29,068,488
  Diluted:  Net income               $0.02       $0.01       $0.03      $0.01
   Weighted average shares
        outstanding             33,091,792  29,358,559  33,090,838 29,069,281


See accompanying notes to unaudited consolidated financial statements.

PAGE 2
                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                             Three Months       Six Months
                                             Ended June 30,   Ended June 30,
(Dollars in Thousands
Except Per Share Data)                          1998   1997    1998   1997
Net Income                                      $582   $231    $884   $369
  Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
     during period, net                           11    210       3    (17)
  Plus: reclassification adjustment for losses
     included in net income                       --      6      --      6
  Other comprehensive income (loss)               11    216       3    (11)
Comprehensive income                            $593   $447    $887   $358

                The San Francisco Company and Subsidiaries
        Consolidated Statements of Changes in Shareholders' Equity
                  Six Months Ended June 30, 1998 and 1997
                                (Unaudited)


                                                             Accu-
(Dollars in Thousands)                                       mulated
                                                               Other  Total
                                Additional Compre- Retained  Compre-  Share-
               Preferred Common  Paid-in   hensive Earnings  hensive  holders'
                   Stock  Stock   Capital  Income  (Deficit) Income   Equity
Balances at
January 1, 1997     $111   $288   $77,841          $(67,099)  $(77)   $11,064

Net proceeds on
 sale of stock        --     29       971                --     --      1,000
Other comprehensive
loss, net of tax
 Net unrealized
(losses) gains,
 net of
reclassification
 adjustments                                 $(11)       --     (11)      (11)
Other comprehensive
 income                                       (11)       --      --        --
  Net income
  (six months)                                369       369      --       369
  Comprehensive income                       $358
Balances at
June 30, 1997        111    317     78,812          (66,730)    (88)   12,422

  Net proceeds from
   the exercise of
  stock options       --     --          2               --      --         2
Other comprehensive
 income, net of tax
    Net unrealized
     gains (losses)                           $72        --      72        72
Other comprehensive
  income                                       72
Net income (six months)                     5,074     5,074      --     5,074
  Comprehensive income                     $5,146

Balances at
December 31, 1997    111    317     78,814          (61,656)    (16)   17,570

Net proceeds from
the exercise of
  stock options       --     --          2     --        --      --         2
Dividend on
 Preferred Stock                                         (5)     --        (5)
Other comprehensive
 income, net of tax
  Net unrealized
   gains (losses)                              $3        --       3         3
Other comprehensive
   income                                       3
Net income (six months)                       884       884      --       884
  Comprehensive income                       $887

Balances at
June 30, 1998       $111   $317    $78,816         $(60,777)   $(13)  $18,454




See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
             Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                              Three Months        Six Months
                                              Ended June 30,   Ended June 30,
(Dollars in Thousands)                     1998      1997      1998      1997
Cash Flows from Operating Activities:

Net income                                 $582      $231      $884      $369
Adjustments to reconcile
net income to net cash
 provided by operating activities:
Adjustment for loan losses                 (308)       --      (402)       --
  Depreciation and amortization expense     127       139       251       277
  Loss on sale of investment securities      --         6        --         6
  Net gain on sale of real estate owned     (25)     (212)      (25)     (234)
  Provision for loss on other
    real estate owned                        --       182        --       182
  (Increase) decrease in interest
    receivable and other assets            (102)     (217)      157       147
  Increase (decrease) in interest
    payable and other liabilities         1,350       (17)      995        99
  (Increase) decrease in deferred loan fees  --        (1)      (37)       67
Net cash flows provided by
 operating activities                     1,624        111    1,823       913

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
   securities held-to-maturity              590        207      996       417
  Proceeds from maturities of investment
   securities available-for-sale          4,488        312   12,529     1,926
  Proceeds from the sale of investment
   securities available-for-sale             --      5,000       --     5,000
  Purchase of investment securities
   available-for-sale                    (5,739)    (9,974) (11,045)   (9,974)
  Net (increase) decrease in loans       (1,218)       715     (996)    3,078
  Recoveries of loans previously
   charged off                               42         20       52       281
  Proceeds from the sale of
   other real estate owned                   50      2,054       98     3,440
  Purchases of premises and equipment       (88)       (20)    (213)      (96)
  Acquisition and capitalized cost
   of real estate owned                      --         28       --        28
Net cash (used in) provided
   by investing activities               (1,875)    (1,658)   1,421     4,100

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits    13,411     (1,653)  15,933      (482)
  Net increase in other borrowings        5,000         --    5,000        --
  Net proceeds from sale of stock             2      1,000        2     1,000
Net cash provided by (used in)
  financing activities                   18,413       (653)  20,935       518

Increase (decrease) in cash and
  cash equivalents                       18,162     (2,200)  24,179     5,531
Cash and cash equivalents at
  beginning of period                    23,004     23,357   16,987    15,626
Cash and cash equivalents at
  end of period                         $41,166    $21,157  $41,166   $21,157
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period for:
Interest                                   $913       $719   $1,451    $1,389
Payment of income taxes                       6          2       18         2

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

     The data as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year of 1998. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Earnings Per Share (the "EPS")

     The Company adopted Statement of Financial Accounting Standards (the "SFAS") no. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and disclosure of the calculation of basic EPS compared to diluted EPS in the footnotes to the financial statements.

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

     (dollars in thousands except per-share amounts)
                                                               Per-share
     1998                          Income            Shares       amount
     Three-months ended June 30:
     Basic EPS                       $580          31,727,134      $0.02
     Effect of dilutive securities:
          Series B Preferred Stock      2                 793
          Stock Options                --           1,363,865
     Diluted EPS                     $582          33,091,792      $0.02

     Six-months ended June 30:
     Basic EPS                       $879          31,725,458      $0.03
     Effect of dilutive securities:
          Series B Preferred Stock      5                 793
          Stock Options                --           1,364,587
     Diluted EPS                     $884          33,090,838      $0.03

                                                               Per-share
     1997                          Income         Shares         amount
     Three-months ended June 30:
     Basic EPS                       $229          29,357,766      $0.01
     Effect of dilutive securities:
          Series B Preferred Stock      2                 793
          Stock Options                --                  --
     Diluted EPS                     $231          29,358,559      $0.01

     Six-months ended June 30:
     Basic EPS                       $364          29,068,488      $0.01
     Effect of dilutive securities:
          Series B Preferred Stock      5                 793
          Stock Options                --                  --
     Diluted EPS                     $369          29,069,281      $0.01


Note 4 - Dividend Restrictions

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and regulations and policies of, and a Written Agreement dated December 14, 1994 (the "Agreement") with, the Federal Reserve Bank of San Francisco (the "FRB" ). The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. In order to bring the cash dividends current, the Board of Directors declared a cash dividend on the Series B Preferred Stock totaling $3.92 per share for stockholders of record on July 1, 1998 that was paid on July 15, 1998.

Note 5 - Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which provides standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective with the year-end 1998 financial statements including interim financial statements. Reclassification of financial statements for earlier periods is required. The Company has included comprehensive income in its financial statements.

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

     In February 1998, the FASB issued SFAS No. 132, "Accounting for Pensions and Other Post- Retirement Benefit Plans", which revises and standardizes the disclosure requirements for pension and other post retirement benefit plans. The Company does not have any pension or post retirement benefit plans that require disclosure in accordance with SFAS No. 132.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Company did not have any derivative instruments or engage in hedging activities.


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their respective long-term business plan, the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the continued services of the Company's and Bank's key executives and managers, the real estate market in California and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

     The Company's Common Stock is not listed on any exchange and is not actively traded. Van Kasper & Company of San Francisco,
California is the sole market maker in the Company's Common Stock. As of June 30, 1998, the bid price was approximately $0.60.

     The Company recorded net income of $582,000 for the three months ended June 30, 1998 and $884,000 for the six months ended June 30, 1998, compared to a net income of $231,000 and $369,000 for the same periods, respectively, in 1997. The increase in the Company's net income of $351,000 for the three month period was primarily from the adjustment for loan losses recorded in 1998 of $308,000 and the reduction in the provision for other real estate owned (the "OREO") losses in 1998 of $182,000 as compared with 1997. During the second quarter of 1997, the Bank also recognized a gain on sale of OREO of $200,000 compared to $25,000 recognized in 1998.

     The increase in the Company's net income of $515,000 for the first six months of 1998 compared to the same period in 1997 was primarily from the adjustment for loan losses of $402,000 and lower provision for loss on OREO of $182,000, partially offset by reductions in gain on sale of OREO of $197,000.

     At June 30, 1998, total assets were $139.4 million, an increase of $22.8 million, or 19.6% from $116.6 million at December 31, 1997. As of June 30, 1998, total loans were $52.9 million, an increase of $1.0 million, or 1.9%, compared to $51.9 million at December 31, 1997. Total deposits were $102.5 million at June 30, 1998, an increase of $16.0 million, or 18.5%, compared to $86.5 million at December 31, 1997.


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

     Memorandum of Understanding

     In June 1998, the Federal Deposit Insurance Corporation (the
"FDIC") and the Department of Financial Institutions (the "DFI") terminated the Bank's Memorandum of Understanding.


Results of Operations

Net Interest Income

     The Company's net interest income was $1.3 million for the quarters ended June 30, 1998 and 1997. The Company's net interest income was $2.6 million for the six months ended June 30, 1998 compared to $2.5 million for the same period in 1997, or an increase of 4%. The increase was primarily the result of an increase in total earning assets which was partially offset by a decline in yield on earning assets and an increase in the cost of funds.

Adjustment for Loan Losses

     The Company recorded a reduction to the Allowance for Loan Losses of $308,000 for the three months ended June 30, 1998 and $402,000 for the six months ended June 30, 1998 compared to none for the same periods in 1997. The adjustment for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors that are more fully discussed herein under "Loans - Allowance for Loan Losses".

Non-Interest Income

     Non-interest income was $776,000 for the three months ended June 30, 1998 compared to $886,000 for the same period in 1997. Non-interest income was $1.5 million for the six months ended June 30, 1998 compared to $1.6 million for the same period in 1997. The decline in non-interest income was primarily the result of the reduction in gain on sale of real estate owned income in 1998 compared to 1997.

     The net increase of $140,000, or 18%, in real estate rental income, service charges and fees and other income for the first six months of 1998 compared to 1997 more than offset the decline in brokerage commissions and fees by $94,000, or 15%, which was primarily the result of lower transaction volume. The Bank's earnings from Brokerage commissions and fees is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade.

Non-Interest Expense

     The Company's non-interest expenses declined $100,000 to $1.8 million from $1.9 million and $200,000 to $3.5 million from $3.7 million for the three month and six month periods ended June 30, 1998 and 1997, respectively.

     The Company's occupancy, data processing, corporate insurance, property tax, FDIC insurance and other operating expenses all declined, and salaries and related benefits and professional fees increased. Generally, the operating expenses that declined did so as a result of continuing cost reduction measures and the overall improving financial condition of the Company.

The increase in salaries and related expenses was primarily related to an increase in business development personnel, and the increase in professional fees was related primarily to the legal services required to assist management and the Board of Directors.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $41.2 million, or 29.5% of total assets, at June 30, 1998, an increase of $24.1 million, from $17.0 million, or 14.6% of total assets, at December 31, 1997. The increase in liquidity was the result of an increase in core deposits of $19.3 million and an increase in other short-term borrowings of $5.0 million. The increase in core deposits was primarily from an increase in short-term escrow related deposits that are expected to remain in the Bank less than 90 days. The Bank repaid the $5.0 million borrowing in July 1998.

     As of June 30, 1998, the Bank had securities totaling $16.3 million pledged to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings. As of June 30, 1998, the Bank had the ability to borrow up to 20% of total assets from the FHLB upon the pledge of sufficient collateral. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of June 30, 1998, the Bank had other securities totaling $1.6 million pledged as collateral for various other purposes.

     As of June 30, 1998, the Bank had access to the discount window at the FRB for a total borrowing facility of $2.0 million upon the pledge of securities. At June 30, 1998 and December 31, 1997, no securities were pledged as collateral for the FRB facility.

     Capital

     At June 30, 1998, shareholders' equity was $18.5 million compared to $17.6 million at December 31, 1997.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital. As of June 30, 1998, the Company and the Bank were in compliance with the all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1998:

                                                           Minimum
                                                           Capital
                                     Company    Bank   Requirement
Leverage ratio                          14.2%   14.1%         4.0%
Tier 1 risk-based capital               19.6    19.3          4.0
Total risk-based capital                21.2    21.0          8.0

Investment Activities

     At June 30, 1998, the Company's investment securities, including FHLB stock, totaled $37.5 million, or 26.9% of total assets, compared to $40.0 million, or 34.3% of total assets, at December 31, 1997. The net decline in investment securities was primarily amortization of mortgage backed securities, and maturity or call of agency securities.

     The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At June 30, 1998, investment securities held-to-maturity totaled $4.9 million, compared to $5.9 million at December 31, 1997, and are carried at amortized cost. At June 30, 1998, the Company held $30.4 million in investment securities available-for-sale, compared to $32.7 million at December 31, 1997. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as a component of comprehensive income and are not reflected in the current earnings of the Company. As of June 30, 1998, the investment securities available-for-sale had an unrealized loss of $13,000 that was included as a component of comprehensive income to reflect the current market value of these securities.


Loans

     During the first half of 1998, total loans increased $1.0 million, from $51.9 million at December 31, 1997 to $52.9 million at June 30, 1998. The net increase resulted primarily from disbursement of new loan commitments. The composition of the Bank's loan portfolio at June 30, 1998 and December 31, 1997 is summarized as follows:

                                         June 30,December 31,
(Dollars in Thousands)                      1998    1997

Real estate mortgage                     $39,355 $37,826
Secured commercial and financial           7,632   4,912
Unsecured                                  5,663   8,633
Other                                        269     553
                                          52,920  51,924
Deferred fees and discounts, net             (24)    (61)
Allowance for possible loan losses        (2,850) (3,200)
  Total loans, net                       $50,046 $48,663

     During the first half of 1998, total loan commitments available increased $10.4 million to $21.1 million as of June 30, 1998 primarily as a result of new secured commercial and financial loan commitments.

     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, OREO, and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at June 30, 1998 and December 31, 1997:

                                        June 30,  December 31,
(Dollars in Thousands)                      1998    1997

Loans - performing                        $4,392  $1,393
Non-accrual loans                             --     171
OREO                                         337     410
  Total classified assets                 $4,729  $1,974

     On June 30, 1998, the Bank had no loans that were 90 days past due and still accruing and no loans past due between 31 and 89 days. Classified assets increased by 140% to $4.7 million as of June 30, 1998 compared to $2.0 million at December 31, 1997. The net increase was the result of the downgrade of one loan. The loan that was downgraded was originated in 1992 as a loan to facilitate the sale of OREO and the borrower has performed and continues to perform in accordance with the terms of the loan. As of June 30, 1998 and December 31, 1997, all OREO properties were classified.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of June 30, 1998 and December 31, 1997, the Company had impaired loans totaling zero and $171,000, respectively. The impairment was measured using the collateral value method. Total interest income recognized on impaired loans during the first half of 1998 and 1997 was $4,000 and $32,000, respectively.

     There can be no assurance that the Bank will not experience increases in the amount of classified assets or not experience losses in attempting to collect or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition.


     Allowance for Loan Losses

     Generally, the Bank charges current earnings with a provision for estimated losses on loans receivable. The Bank will provide an adjustment if the total allowance for loan losses exceeds the amount of estimated loan losses. The Bank recorded an adjustment for loan losses of $308,000 for the three months ended June 30, 1998 and $402,000 for the six months ended June 30, 1998 compared to none for the same periods in 1997. The adjustment for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors including specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on the asset classification and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. In addition, the allowance for loan losses provides for losses that may occur in the future based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the six months ended June 30, 1998:


PAGE 13
                                                                     June 30,
 (Dollars in Thousands)                                                 1998

Beginning balance of allowance for loan losses at December 31, 1997   $3,200
  Charge-offs                                                             --
  Recoveries                                                              52
  Adjustment                                                            (402)
Ending balance of allowance for loan losses                           $2,850

     For the six months ended June 30, 1998, the unallocated portion of the allowance for loan losses totaled $1.3 million
compared to $1.4 million at December 31, 1997.   As of June 30,
1998, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114.


Deposits

     The Bank had total deposits of $102.5 million at June 30, 1998 compared to $86.5 million at December 31, 1997, an increase of $16.0 million or 18.5%. The increase was attributed to short-term escrow related deposits and Association Bank Service deposits which were partially offset by a decrease in Stock Option lending related deposits and money desk deposits. A summary of deposits at June 30, 1998 and December 31, 1997 is as follows:

                                           June 30,  December 31,
(Dollars in Thousands)                        1998      1997

Demand deposits                             $15,467  $19,691
NOW                                          17,348   15,986
Money market and savings                     37,841   16,040
  Total deposits with no stated maturity     70,656   51,717
Time deposits:
  Less than $100,000                         17,725   19,184
  $100,000 and greater                       14,071   15,618
  Total time deposits                        31,796   34,802

  Total deposits                           $102,452  $86,519

     The deposits from private and business banking customers totaled $35.1 million, or 34.3% of total deposits, at June 30, 1998, compared to $34.7 million, or 40.1% of total deposits, at December 31, 1997. The deposits from Association Bank Service customers totaled $19.0 million, or 18.6% of total deposits at June 30, 1998, compared to $17.2 million, or 19.9% of total deposits at December 31, 1997. The deposits from Escrow customers totaled $37.9 million, or 37.0% of total deposits at June 30, 1998, compared to $15.3 million, or 17.7% of total deposits at December 31, 1997. The deposits related to Stock Option transactions totaled $2.1 million, or 2% of total deposits at June 30, 1998, compared to $7.6 million, or 8.8% of total deposits at December 31, 1997.

     The deposits acquired through the money desk operations totaled $8.3 million, or 8.1% of total deposits at June 30, 1998, compared to $11.7 million, or 13.5% of total deposits at December
31, 1997.

PAGE 14

Other Borrowings

     As of June 30, 1998, the Bank had short-term FHLB borrowings outstanding totaling $5.0 million and long-term FHLB borrowings outstanding totaling $10.0 million secured by pledged securities totaling $16.3 million. The Bank repaid the short-term borrowing in July 1998. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.


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

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     Shareholders who expect to present a proposal at the 1999 Annual Meeting of Shareholders which is not included in the Company's proxy statement should notify the Chief Financial Officer of the Company at 550 Montgomery Street, San Francisco, California 94111 of the proposal by March 15, 1999. Without such notice, proxy holders appointed by the Board of Directors of the Company will be entitled to exercise their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Employment Agreements effective April 22, 1998 between each executive officer and the Company and the Bank.

     (b)  Report on Form 8-K

          None

PAGE 15
                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  July 31, 1998                              /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                             Chief Executive Officer



Date:  July 31, 1998                              /s/ Keary L.Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer and
                                             Executive Vice President

PAGE 16



EXHIBITS

                     James E. Gilleran
                   EMPLOYMENT AGREEMENT


   THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of April ___, 1998, by and between The San Francisco
  Company (the "Company"), Bank of San Francisco (the "Bank")
  (collectively, the "Employer"), and JAMES E. GILLERAN
  ("Executive").


  R E C I T A L S:

   A.   The Employer desires to continue to employ
  Executive to serve as Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, and the Boards of Directors of the Company and the Bank have approved the Employer's employment of Executive.

   B. Executive hereby accepts such employment on the terms and conditions set forth in this Agreement.

  A G R E E M E N T:

   1. Agreement to Employ. Subject to the terms and conditions contained herein, the Employer hereby employs
  Executive and Executive hereby accepts employment by the Employer.

   2.   Term of Employment.  Subject to the
  provisions of section 8, below, Executive s employment shall be for a period of three (3) years from the date of this Agreement and will end on the third anniversary of the date hereof (the Third Anniversary ). The term of this Agreement will be extended on the second anniversary hereof and will roll forward on a month-to-month basis so that twelve (12) months continuously remain in the Agreement term unless or until (A) a Change of Control occurs, or (B) any party to this Agreement notifies the other parties that it does not agree to extend the term of this Agreement. Such written notification must be provided to all parties at least one (1) month in advance of termination date. If Executive chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have voluntarily terminated and will be entitled only to the benefits described in Section 9.e., below. If Employer chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have been terminated without cause and will be entitled only to the benefits described in Section 9.d., below. For purposes of this Agreement, the term Change of Control shall mean a sale to a third party of a majority interest in, or substantially all of the assets of, the Company or the Bank, but the term Change of Control shall not include (A) a transfer of shares to any voting trust or similar custodial arrangement, or (B) a transaction in which Executive participates as a principal or with any direct or indirect equity interest, whether contingent or otherwise.

   3.   Position and Duties/Authority of Executive.
  During the term of this Agreement, Executive shall hold the positions of Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank. Executive shall perform such additional duties and responsibilities, consistent with the foregoing positions as may be assigned to Executive from time to time by the respective Boards of Directors of the Employer acting with reasonable discretion and in accord with the scope of this Agreement.

   4. Place of Employment. Executive's principal place of employment shall be 550 Montgomery Street, San
  Francisco, California. While discharging his duties and responsibilities hereunder, Executive may be required to travel from time to time and, as a result, be temporarily absent from his place of employment.

   5. Devotion of Time to Business. Except as provided below, Executive shall devote his best efforts and ability, and attention to the business and affairs of the Employer and to performing the duties and responsibilities set forth herein on behalf of the Employer. Notwithstanding any language herein to the contrary, Executive shall be entitled to devote time to charitable, political and civic activities and speaking engagements, and Executive shall be permitted to serve on the boards of directors of other companies which do not directly compete with the Employer provided such activities do not have a material, adverse effect on Executive's performance hereunder.

   6.   Confidential Information/Trade Secrets.

   a.   In performing his duties under this
  Agreement, Executive will have access to and become acquainted with information concerning the Employer's operations, including financial, personnel, marketing, and other information and customer lists that are owned by the Employer and regularly used in the Employer's business, and such information is confidential and constitutes trade secrets of the Employer.

   b. Executive will not misuse, misappropriate, or disclose any such trade secrets, directly or indirectly, to any other person, or use them in any way, except as required in the course of his employment hereunder.

   c. The unauthorized use or disclosure of any of the Employer's confidential information/trade secrets (including without limitation information concerning current or future proposed work, services, or products, the fact that any such work, services, or products are planned, under consideration, or in use, and any descriptions thereof) constitute unfair competition.

   d. Any violation by Executive of any of the provisions of this paragraph would result in irreparable injury to the Employer, and the Employer shall be entitled to injunctive relief to prevent or terminate such violation.

   e.   This paragraph shall not apply to any
  information that becomes generally known to or available for use by the public other than as a result of Executive's acts.

   f. The covenants set forth in this paragraph shall survive termination of this Agreement for a period of one year; provided, however, that with respect to the Employer's customer lists and relationships, such period shall be two years.

   7.   Compensation to Executive.

   a. Salary and Benefits. Subject to the terms and conditions contained herein, throughout the term of this Agreement, Executive shall be entitled to receive the following salary and benefits from the Employer:

   i)   Annual Base Salary.  The Employer shall
   pay to Executive as compensation for his services an Annual Base Salary of Three Hundred Thousand Dollars
   ($300,000) in such intervals as other salaried executives of the Employer are presently paid (but in no case less frequently than monthly). The Annual Base
   Salary shall be paid subject to all federal, state and local rules for payment, deduction and withholding of taxes. The Annual Base Salary shall be reassessed annually by the Boards of Directors of Company and the Bank at which time the Boards may, in their sole discretion, vote to increase the Annual Base Salary.

   ii)  Annual Performance Bonus.  For each
   calendar year, Executive and the Boards of Directors of the Company and the Bank shall establish reasonable goals for such year performance against which will result in a bonus payable to Executive from 0% to 100% of his Annual Base Salary in cash. With respect to the Bank, such goals shall be based upon positive performance criteria as measured by achievement of annually-set objectives.

   iii) Special Incentive. The Employer shall pay to Executive a one-time bonus of $150,000 at such time subsequent to a regulatory examination that the boards of directors of the Company and the Bank determine, respectively, that the condition of the Company and the condition of the Bank (as measured by its capital, assets, management, earnings and liquidity) are satisfactory. Such determination is not to be negatively influenced by any ownership interests.

   iv)  Completion Incentive.  On the Third
   Anniversary, provided that Executive is then employed pursuant to this Agreement (whether or not such employment terminates on the Third Anniversary), the

   Employer shall pay Executive a Completion Incentive in the amount of one (1) year of the then Annual Base
   Salary, provided further, however, that (A) such Incentive payment shall be subject to applicable statutory or regulatory restrictions, and (B) no such Incentive payment shall be made unless the Bank and Company maintain a CAMEL 2 or satisfactory or better
   (or equivalent) regulatory rating. If, upon payment of the Completion Incentive, it appears that Executive s employment with Employer will continue for an additional period of years, the parties will negotiate in good faith the terms of an additional retention bonus.

   b.   Retirement Plan.  The Employer shall provide
  Executive with retirement benefits, including any Section 401(k) Plan, under which the Employer provides retirement or similar benefits to the other Company or Bank employees.
  The Company currently sponsors The San Francisco Company
  401(k) Plan.

   c. Benefits. The Employer shall, during the term of this Agreement, make available to Executive the following:

   i)   insurance coverage and benefits
   according to its existing health plans;

   ii)  group term life insurance or other term
   life insurance in an amount equal to four (4) times
   Executive s Annual Base Salary, accidental death and dismemberment insurance, and long-term group disability insurance, and

   iii) vacation of four weeks per year.

   d.   Expense Account.  The Employer will require
  Executive to incur travel, lodging, meal, entertainment, and similar expenses. The Employer shall advance or promptly reimburse Executive for all expenses reasonably incurred by Executive in the performance of his duties for which Executive furnishes the Employer with adequate records and other documentary evidence as required by applicable federal and state laws and regulations.

   e.   Stock Options.

   i)   The Board of Directors of the Company
   has adopted an Executive Stock Option Plan (the "Stock
   Plan") under which Executive has received anti-dilutive options to purchase shares of the Company's Class A
   Common Stock and for which there is a separate Stock
   Option Agreement. These options are all vested and are exercisable for a period of ten (10) years from the date of grant.

   ii)  Additional options (the "anti-dilution
   options") shall be granted to Executive from time to time at the then current fair market value and in such amounts as to assure that Executive's anti-dilutive options and shares previously issued to Executive upon the exercise of such options will comprise not less than five percent (5%) of the fully diluted number of shares of all classes of the Company's Common Stock
   (i.e., the sum of the number of shares of all classes of Common Stock issued and outstanding, plus the number of shares of all classes of Common Stock subject to options, warrants, conversion rights and all other outstanding rights to purchase any class of shares of Common Stock). Such additional options shall be granted at the fair market value at the date of grant and shall be calculated pursuant to the methodology adopted by the Board of Directors of the Company at its February 11, 1998, meeting. Vested options granted on account of options, warrants, conversion rights or other rights to purchase Common Stock shall not be exercisable unless and until Common Stock is issued upon the exercise of such rights. The Company shall have no obligation to grant Executive any antidilution options with respect to any dilutive events occurring after the completion of the next public offering by the Company of its Common Stock.

   iii) In addition to the anti-dilutive options referred to in sections 7e i) and ii), above, the Company s Board of Directors may, in its sole discretion, award Executive additional options under the Stock Plan not subject to anti-dilutive treatment.

   f.   Other Benefits.  The Employer shall provide
  Executive with such other pension, health and welfare benefits as it may from time to time offer to other senior executives in the ordinary course of its business, or as may be reasonably required or necessary for him to perform his duties.

   8.   Termination.

   a.   Termination by the Employer for Cause.  The
  Employer may terminate Executive's employment at any time for "cause." For the purpose of the Employer's termination of this Agreement, the term "cause" shall include any of the following:

   i)   Adjudication of Executive's guilt in
   connection with the commission of a felony or a misdemeanor involving moral turpitude (excluding traffic violations);

   ii)  Good faith finding by the Employer's
   Boards of Directors of Executive's theft, conversion, misappropriation, or embezzlement of any assets of the Employer;

   iii) Executive's (A) habitual neglect of his duties, (B) failure to obey the lawful direction of the Boards of Directors of the Employer that do not contravene regulations or regulatory policies, guidelines, agreements or orders, or (C) conduct that has a direct, substantial and adverse effect on the Employer's reputation, in each case, after written notice and adequate opportunity to cure any such asserted neglect, failure or conduct; or

   iv)  Good faith finding by the Employer's
   Boards of Directors that Executive's performance of his duties resulted in a material deterioration in the condition of the Company or the Bank, provided that such deterioration is not the result of conditions either existing on the date of Executive's employment or external to the Company and the Bank and beyond
   Executive's control.

   b.   Termination without Cause.

   The Employer may terminate Executive's
  employment without "cause" at any time subject only to the provisions of this Agreement. A without cause termination may include, but is not limited to, a termination upon a Change of Control.

   c.   Termination for Death.  Executive's
  employment shall terminate upon Executive's death.

   d. Termination for Disability. The Employer may, to the extent permitted by law, terminate Executive's employment upon the disability of Executive. As used herein, the term "disability" shall mean sickness or physical or mental disability that renders Executive unable to perform a substantial portion of his duties under this Agreement for an aggregate period of more than ninety (90) days in any twelve (12) month period.

   e.   Notice of Termination.  If the Employer
  desires to terminate Executive's employment under this Agreement, whether or not for cause, the Employer shall deliver a notice of termination in writing to Executive (the "Notice of Termination"). The Notice of Termination shall specify whether the termination is (A) for cause (in which case the conduct of Executive or the Employer giving rise to the termination shall be specified), (B) for death, (C) for disability or (D) without cause. The Notice of Termination shall specify an effective date of termination (the "Termination Date") on or after the date notice is given.

   9. Effect of Termination. Upon the termination of this Agreement by either party, the parties shall comply with the following obligations and duties:

   a.   Termination for Cause.  If the Employer
  terminates Executive's employment for cause:

   i)   Annual Base Salary.  The Employer shall
   on the Termination Date pay Executive Executive's
   Annual Base Salary through the Termination Date.

   ii)  Reimbursement Expenses.  The Employer
   shall, on the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. Executive is not entitled to be paid any bonus for any months served during the current Bonus Plan Year. Executive is not eligible to receive any bonus payment if terminated for cause.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and Stock Option Agreement.

   b.   Termination for Death.  If Executive's
  employment is terminated as a result of Executive's death:

   i)   Annual Base Salary.  The Employer's
   obligation to pay Executive's salary shall terminate upon his death.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the date of Executive's death, pay Executive's estate all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the date of death, pay Executive's estate Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable by Executive's estate in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   c.   Termination for Disability.

   i)   Annual Base Salary.  The Employer shall
   pay Executive Executive's Annual Base Salary through
   Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Day, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   d. Termination without Cause. If the Employer terminates Executive's employment without cause:

   i)   Annual Base Salary and Separation Pay.
   The Employer shall, on the Termination Date, pay
   Executive his Annual Base Salary through the
   Termination Date. In addition, the Employer shall, on the Termination Date, pay Executive an additional one
   (1) year of the then current Annual Base Salary, as separation pay.

   ii)  In addition to the one (1) year
   separaton pay described in section d.(i) above, in the event of a termination without cause before the Third
   Anniversary, and following a Change of Control, Employer shall pay Executive an additional one (1) year of the then current Annual Base Salary. In the event of a termination without cause before the Third
   Anniversary but not following a Change of Control, Employer shall pay Executive a prorated portion of his then Annual Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served (Prorated
   Separation Pay), provided that if such termination occurs during the first year, Employer shall pay
   Executive one-third of the then Annual Base Salary.
   For example, (A) if Executive is terminated without cause within or upon one year of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i), above, Employer shall pay Executive one-third of the then current Annual Base
   Salary and (B) if Executive is terminated without cause after 18 months of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i) above, Employer shall pay Executive one-half of the then current Annual Base Salary. If
   Executive is terminated without cause after the Third
   Anniversary, he is not entitled to any payment under this section d.(ii) but shall only be entitled to the payment under section d.(i).

   iii) Reimbursable Expenses. The Employer shall, within thirty (3) days following the Termination
   Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of one hundred percent
   (100%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive shall be exercisable in accordance with paragraph 7.e, the Stock Option
   Agreement, and the Stock Plan.

   e.   Voluntary Termination by Executive.  If
  Executive terminates this Agreement voluntarily:

   i) Annual Base Salary. The Employer shall, within three (3) days following the Termination Date, pay Executive Executive's Annual Base Salary through the Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Vesting of Stock Options. All of the stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   10.  Indemnification of Executive.

   a.   Pre-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement in addition to any rights Executive has under any individual indemnification agreements, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring prior to the execution of this Agreement.

   b.   Post-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement, but subject to an individual indemnification agreement already approved by the Board of Directors on February 11, 1998, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring subsequent to the execution of this Agreement, other than any such claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever which is directly and substantially due to Executive's misconduct or gross negligence. Notwithstanding the foregoing, in any administrative proceeding or civil action initiated by any federal banking agency, the Bank or the Company may only reimburse, indemnify or hold harmless Executive if the Bank is in compliance with any applicable statute, rule, regulation or policy of the Federal Deposit Insurance Corporation, Federal Reserve Board, or the California Department of Financial Institutions regarding permissible indemnification payments.

  c.   Payment of expenses.  In the event the
  Employer is obligated hereunder to defend and indemnify Executive and in the event Executive is required to retain independent legal counsel, other experts or professionals or should incur any cost himself in connection with Paragraph 10.b. above, the Employer shall promptly pay such expenses as incurred.

   d. Survival of Indemnification. The obligations of the Employer under this paragraph 10 to indemnify
  Executive shall survive the expiration or termination of this Agreement.

   11. Insurance. The Employer agrees to make reasonable efforts to maintain director's and officer's liability insurance in an amount of not less than $5,000,000 for each occurrence for the benefit of Executive.

   12.  General provisions.

   a.   Binding on Successors.  Subject to any
  restrictions stated in any other provision of this Agreement, this Agreement shall be binding on and shall inure to the benefit of the parties and their respective successors and assigns.

   b. Partial Invalidity/Severability. Should any of the provisions of this Agreement be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement.

   c. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior oral or written understandings and agreements, excluding the Stock Option Plan, the Stock Option Agreement and any individual indemnification agreement.

   d. Amendments; Waivers. No provision of this Agreement may be changed, waived, modified, discharged or terminated, except by a written instrument executed by the parties hereto.

   e. Notices. Any notice to be given under this Agreement shall be in writing and shall be deemed effective only when hand-delivered or when delivered by overnight courier, or three (3) days after the date postmarked if sent by certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

   If to the Employer:

   The San Francisco Company &
   Bank of San Francisco
   550 Montgomery Street
   San Francisco, California 94111
   Attn:  Boards of Directors

   If to Executive:

   James E. Gilleran
   3880 Sacramento Street
   San Francisco, California 94118

   f. Attorney's Fees and Costs. The Employer shall bear all of the costs and expenses, including attorney's fees, incurred by both parties in the negotiation and drafting of this Agreement. In the event of a dispute regarding this Agreement, the prevailing party in any arbitration or litigation shall be entitled to its reasonable legal fees and costs.

   g.   Governing Law.  This Agreement shall be
  construed and enforced in accordance with the laws of the State of California.

   h. Title and Headings. Title and headings to paragraphs, subparagraphs and sub-subparagraphs of this Agreement are for the purpose of reference only and shall not affect the interpretation of this Agreement.

   i.   Regulatory Approval.  This Agreement is
  subject to and shall not become effective until any required approval or non-disapproval of the Federal Reserve Bank.

   j. Resolution of disputes. With the exception of an action for equitable relief arising from a breach of any provisions of Paragraph 6 a-f, above, any controversy between Executive and Employer or between Executive and any employee of Employer arising out of or related to Executive s employment with Employer, including, but not limited to claims of race, age, gender, religious, or national origin discrimination under federal, state or local laws and those involving the construction or application of any of the terms, provisions or conditions of this Agreement, shall be settled by arbitration in accordance with the dispute resolution rules of the Judicial Arbitration & Mediation Service ( JAMS ), and judgment on the award rendered by the arbitrator(s) may be rendered by any court having jurisdiction thereof. Employer and Executive shall share the costs of the arbitrator equally but shall each bear their own costs and legal fees associated with the arbitration. The location of the arbitration shall be in San Francisco, California.

   In the event of a breach of any of the provisions in Paragraph 6 of this Agreement, Executive or Employer shall be entitled to institute proceedings in any court of competent jurisdiction to obtain equitable relief, including, but not limited to, specific performance or an injunction against performance of any acts.

PAGE 12

   k. Conflicts. The Employer and Executive are aware of the Conflict of Interest provisions of Section 87400 et. seq. of the Government Code. To his knowledge, Executive has not in the past participated in any proceeding related to the Employer which is still outstanding within the meaning of Section 87401(b) of the Government Code. The Employer's Boards of Directors and Executive will not in the future take any action that would violate Section 87400 et. seq. of the Government Code.

   IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed as of the day and year first above written.


   THE SAN FRANCISCO COMPANY


   By:  _____________________________



   BANK OF SAN FRANCISCO


   By:  _____________________________



   EXECUTIVE:


   _________________________________

   James E. Gilleran


PAGE 13



                             Joanne Haakinson
                           EMPLOYMENT AGREEMENT


   THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of April ___, 1998, by and between The San Francisco
  Company (the "Company"), Bank of San Francisco (the "Bank")
  (collectively, the "Employer"), and JOANNE HAAKINSON
  ("Executive").


  R E C I T A L S:

   A.   The Employer desires to continue to employ
  Executive to serve as Corporate Secretary for the Company and Corporate Secretary, Executive Vice President and Chief Administrative Officer for the Bank, and the Boards of Directors of the Company and the Bank have approved the Employer's employment of Executive.

   B. Executive hereby accepts such employment on the terms and conditions set forth in this Agreement.

  A G R E E M E N T:

   1. Agreement to Employ. Subject to the terms and conditions contained herein, the Employer hereby employs
  Executive and Executive hereby accepts employment by the Employer.

   2.   Term of Employment.  Subject to the
  provisions of section 8, below, Executive s employment shall be for a period of three (3) years from the date of this Agreement and will end on the third anniversary of the date hereof (the Third Anniversary ). The term of this Agreement will be extended on the second anniversary hereof and will roll forward on a month-to-month basis so that twelve (12) months continuously remain in the Agreement term unless or until (A) a Change of Control occurs, or (B) any party to this Agreement notifies the other parties that it does not agree to extend the term of this Agreement. Such written notification must be provided to all parties at least one (1) month in advance of termination date. If Executive chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have voluntarily terminated and will be entitled only to the benefits described in Section 9.e., below. If Employer chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have been terminated without cause and will be entitled only to the benefits described in Section 9.d., below. For purposes of this Agreement, the term Change of Control shall mean a sale to a third party of a majority interest in, or substantially all of the assets of, the Company or the Bank, but the term Change of Control shall not include (A) a transfer of shares to any voting trust or similar custodial arrangement, or (B) a transaction in which Executive participates as a principal or with any direct or indirect equity interest, whether contingent or otherwise.

  3.   Position and Duties/Authority of Executive.
  During the term of this Agreement, Executive shall hold the positions of Corporate Secretary for the Company and Corporate Secretary, Executive Vice President and Chief Administrative Officer for the Bank. Executive shall perform such additional duties and responsibilities, consistent with the foregoing positions as may be assigned to Executive from time to time by the respective Boards of Directors of the Employer acting with reasonable discretion and in accord with the scope of this Agreement.

   4. Place of Employment. Executive's principal place of employment shall be 550 Montgomery Street, San
  Francisco, California. While discharging her duties and responsibilities hereunder, Executive may be required to travel from time to time and, as a result, be temporarily absent from her place of employment.

   5. Devotion of Time to Business. Except as provided below, Executive shall devote her best efforts and ability, and attention to the business and affairs of the Employer and to performing the duties and responsibilities set forth herein on behalf of the Employer. Notwithstanding any language herein to the contrary, Executive shall be entitled to devote time to charitable, political and civic activities and speaking engagements, and Executive shall be permitted to serve on the boards of directors of other companies which do not directly compete with the Employer provided such activities do not have a material, adverse effect on Executive's performance hereunder.

   6.   Confidential Information/Trade Secrets.

   a.   In performing her duties under this
  Agreement, Executive will have access to and become acquainted with information concerning the Employer's operations, including financial, personnel, marketing, and other information and customer lists that are owned by the Employer and regularly used in the Employer's business, and such information is confidential and constitutes trade secrets of the Employer.

   b. Executive will not misuse, misappropriate, or disclose any such trade secrets, directly or indirectly, to any other person, or use them in any way, except as required in the course of her employment hereunder.

   c. The unauthorized use or disclosure of any of the Employer's confidential information/trade secrets (including without limitation information concerning current or future proposed work, services, or products, the fact that any such work, services, or products are planned, under consideration, or in use, and any descriptions thereof) constitute unfair competition.

   d. Any violation by Executive of any of the provisions of this paragraph would result in irreparable injury to the Employer, and the Employer shall be entitled to injunctive relief to prevent or terminate such violation.

   e.   This paragraph shall not apply to any
  information that becomes generally known to or available for use by the public other than as a result of Executive's acts.

   f. The covenants set forth in this paragraph shall survive termination of this Agreement for a period of one year; provided, however, that with respect to the Employer's customer lists and relationships, such period shall be two years.

   7.   Compensation to Executive.

   a. Salary and Benefits. Subject to the terms and conditions contained herein, throughout the term of this Agreement, Executive shall be entitled to receive the following salary and benefits from the Employer:

   i)   Annual Base Salary.  The Employer shall
   pay to Executive as compensation for her services an Annual Base Salary of One Hundred and Twenty Thousand
   Dollars ($120,000) in such intervals as other salaried executives of the Employer are presently paid (but in no case less frequently than monthly). The Annual Base
   Salary shall be paid subject to all federal, state and local rules for payment, deduction and withholding of taxes. The Annual Base Salary shall be reassessed annually by the Boards of Directors of Company and the Bank at which time the Boards may, in their sole discretion, vote to increase the Annual Base Salary.

   ii)  Annual Performance Bonus.  For each
   calendar year, Executive and the Boards of Directors of the Company and the Bank shall establish reasonable goals for such year performance against which will result in a bonus payable to Executive from 0% to 50% of her Annual Base Salary in cash. With respect to the Bank, such goals shall be based upon positive performance criteria as measured by achievement of annually-set objectives.

   iii) Completion Incentive.  On the Third
   Anniversary, provided that Executive is then employed pursuant to this Agreement (whether or not such employment terminates on the Third Anniversary), the Employer shall pay Executive a Completion Incentive in the amount of one (1) year of the then Annual Base
   Salary, provided further, however, that (A) such Incentive payment shall be subject to applicable statutory or regulatory restrictions, and (B) no such Incentive payment shall be made unless the Bank and Company maintain a CAMEL 2 or satisfactory or better
   (or equivalent) regulatory rating. If, upon payment of the Completion Incentive, it appears that Executive s employment with Employer will continue for an additional period of years, the parties will negotiate in good faith the terms of an additional retention bonus.

   b.   Retirement Plan.  The Employer shall provide
  Executive with retirement benefits, including any Section 401(k) Plan, under which the Employer provides retirement or similar benefits to the other Company or Bank employees.
  The Company currently sponsors The San Francisco Company
  401(k) Plan.

   c. Benefits. The Employer shall, during the term of this Agreement, make available to Executive the following:

   i)   insurance coverage and benefits
   according to its existing health plans;

   ii)  group term life insurance or other term
   life insurance in an amount equal to two (2) times
   Executive s Annual Base Salary, accidental death and dismemberment insurance, and long-term group disability insurance, and

   iii) vacation of four weeks per year.

   d.   Expense Account.  The Employer will require
  Executive to incur travel, lodging, meal, entertainment, and similar expenses. The Employer shall advance or promptly reimburse Executive for all expenses reasonably incurred by Executive in the performance of her duties for which Executive furnishes the Employer with adequate records and other documentary evidence as required by applicable federal and state laws and regulations.

   e.   Stock Options.  The Board of Directors of the
  Company has adopted an Executive Stock Option Plan (the
  "Stock Plan") under which Executive has received and may in the future receive option grants as a senior manager pursuant to the direction of the Board of Directors.

   f.   Other Benefits.  The Employer shall provide
  Executive with such other pension, health and welfare benefits as it may from time to time offer to other senior executives in the ordinary course of its business, or as may be reasonably required or necessary for her to perform her duties.

   8.   Termination.

   a.   Termination by the Employer for Cause.  The
  Employer may terminate Executive's employment at any time for "cause." For the purpose of the Employer's termination of this Agreement, the term "cause" shall include any of the following:

   i)   Adjudication of Executive's guilt in
   connection with the commission of a felony or a misdemeanor involving moral turpitude (excluding traffic violations);

   ii)  Good faith finding by the Employer's
   Boards of Directors of Executive's theft, conversion, misappropriation, or embezzlement of any assets of the Employer;

   iii) Executive's (A) habitual neglect of her duties, (B) failure to obey the lawful direction of the Boards of Directors of the Employer that do not contravene regulations or regulatory policies, guidelines, agreements or orders, or (C) conduct that has a direct, substantial and adverse effect on the Employer's reputation, in each case, after written notice and adequate opportunity to cure any such asserted neglect, failure or conduct; or

   iv)  Good faith finding by the Employer's
   Boards of Directors that Executive's performance of her duties resulted in a material deterioration in the condition of the Company or the Bank, provided that such deterioration is not the result of conditions either existing on the date of Executive's employment or external to the Company and the Bank and beyond
   Executive's control.

   b.   Termination without Cause.

   The Employer may terminate Executive's
  employment without "cause" at any time subject only to the provisions of this Agreement. A without cause termination may include, but is not limited to, a termination upon a Change of Control.

   c.   Termination for Death.  Executive's
  employment shall terminate upon Executive's death.

   d. Termination for Disability. The Employer may, to the extent permitted by law, terminate Executive's employment upon the disability of Executive. As used herein, the term "disability" shall mean sickness or physical or mental disability that renders Executive unable to perform a substantial portion of her duties under this Agreement for an aggregate period of more than ninety (90) days in any twelve (12) month period except in the case of a pregnancy-related disability. If Executive is prevented from properly performing her duties by reason of a pregnancy-related disability for a period of more than one hundred and twenty (120) days in the aggregate in any twelve
  (12) month period, then to the extent permitted by law, her employment shall terminate.

   e.   Notice of Termination.  If the Employer
  desires to terminate Executive's employment under this Agreement, whether or not for cause, the Employer shall deliver a notice of termination in writing to Executive (the "Notice of Termination"). The Notice of Termination shall specify whether the termination is (A) for cause (in which case the conduct of Executive or the Employer giving rise to the termination shall be specified), (B) for death, (C) for disability or (D) without cause. The Notice of Termination shall specify an effective date of termination (the "Termination Date") on or after the date notice is given.

  9. Effect of Termination. Upon the termination of this Agreement by either party, the parties shall comply with the following obligations and duties:

   a.   Termination for Cause.  If the Employer
  terminates Executive's employment for cause:

   i)   Annual Base Salary.  The Employer shall
   on the Termination Date pay Executive Executive's
   Annual Base Salary through the Termination Date.

   ii)  Reimbursement Expenses.  The Employer
   shall, on the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. Executive is not entitled to be paid any bonus for any months served during the current Bonus Plan Year. Executive is not eligible to receive any bonus payment if terminated for cause.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and Stock Option Agreement.

   b.   Termination for Death.  If Executive's
  employment is terminated as a result of Executive's death:

   i)   Annual Base Salary.  The Employer's
   obligation to pay Executive's salary shall terminate upon her death.

   ii)  Prorated Death Benefit.  Employer shall
   pay Executive a prorated portion of her then Annual
   Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served as of the time of death, provided that if her death occurs during the first year, Employer shall pay Executive one-third of the then Annual Base Salary. For example, (A) if Executive dies within or upon one year of employment under this Agreement, Employer shall pay Executive one-third of the then current Annual Base Salary and (B) if Executive dies after 18 months of employment under this Agreement, Employer shall pay Executive one-half of the then current Annual Base Salary. If Executive dies after the Third Anniversary, she is not entitled to any payment under this section b.(ii).

   iii) Reimbursable Expenses. The Employer shall, within thirty (30) days following the date of Executive's death, pay Executive's estate all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the date of death, pay Executive's estate Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable by Executive's estate in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   c.   Termination for Disability.

   i)   Annual Base Salary.  The Employer shall
   pay Executive Executive's Annual Base Salary through
   Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Day, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   d. Termination without Cause. If the Employer terminates Executive's employment without cause:

   i)   Annual Base Salary and Separation Pay.
   The Employer shall, on the Termination Date, pay
   Executive her Annual Base Salary through the
   Termination Date. In addition, the Employer shall, on the Termination Date, pay Executive an additional one
   (1) year of the then current Annual Base Salary, as separation pay.

   ii)  In addition to the one (1) year
   separaton pay described in section d.(i) above, in the event of a termination without cause before the Third
   Anniversary, and following a Change of Control, Employer shall pay Executive an additional one (1) year of the then current Annual Base Salary. In the event of a termination without cause before the Third
   Anniversary but not following a Change of Control, Employer shall pay Executive a prorated portion of her then Annual Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served (Prorated
   Separation Pay), provided that if such termination occurs during the first year, Employer shall pay
   Executive one-third of the then Annual Base Salary.
   For example, (A) if Executive is terminated without cause within or upon one year of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i), above, Employer shall pay Executive one-third of the then current Annual Base
   Salary and (B) if Executive is terminated without cause after 18 months of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i) above, Employer shall pay Executive one-half of the then current Annual Base Salary. If
   Executive is terminated without cause after the Third
   Anniversary, she is not entitled to any payment under this section d.(ii) but shall only be entitled to the payment under section d.(i).

   iii) Reimbursable Expenses. The Employer shall, within thirty (3) days following the Termination
   Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of one hundred percent
   (100%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive shall be exercisable in accordance with paragraph 7.e, the Stock Option
   Agreement, and the Stock Plan.

   e.   Voluntary Termination by Executive.  If
  Executive terminates this Agreement voluntarily:

   i) Annual Base Salary. The Employer shall, within three (3) days following the Termination Date, pay Executive Executive's Annual Base Salary through the Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Vesting of Stock Options. All of the stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   10.  Indemnification of Executive.

   a.   Pre-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement in addition to any rights Executive has under any individual indemnification agreements, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring prior to the execution of this Agreement.

   b.   Post-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement, but subject to an individual indemnification agreement already approved by the Board of Directors on February 11, 1998, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring subsequent to the execution of this Agreement, other than any such claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever which is directly and substantially due to Executive's misconduct or gross negligence. Notwithstanding the foregoing, in any administrative proceeding or civil action initiated by any federal banking agency, the Bank or the Company may only reimburse, indemnify or hold harmless Executive if the Bank is in compliance with any applicable statute, rule, regulation or policy of the Federal Deposit Insurance Corporation, Federal Reserve Board, or the California Department of Financial Institutions regarding permissible indemnification payments.

   c.   Payment of expenses.  In the event the
  Employer is obligated hereunder to defend and indemnify Executive and in the event Executive is required to retain independent legal counsel, other experts or professionals or should incur any cost herself in connection with Paragraph 10.b. above, the Employer shall promptly pay such expenses as incurred.

   d. Survival of Indemnification. The obligations of the Employer under this paragraph 10 to indemnify
  Executive shall survive the expiration or termination of this Agreement.

   11. Insurance. The Employer agrees to make reasonable efforts to maintain director's and officer's liability insurance in an amount of not less than $5,000,000 for each occurrence for the benefit of Executive.

   12.  General provisions.

   a.   Binding on Successors.  Subject to any
  restrictions stated in any other provision of this Agreement, this Agreement shall be binding on and shall inure to the benefit of the parties and their respective successors and assigns.

   b. Partial Invalidity/Severability. Should any of the provisions of this Agreement be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement.

   c. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior oral or written understandings and agreements, excluding the Stock Option Plan, the Stock Option Agreement and any individual indemnification agreement.

   d. Amendments; Waivers. No provision of this Agreement may be changed, waived, modified, discharged or terminated, except by a written instrument executed by the parties hereto.

   e. Notices. Any notice to be given under this Agreement shall be in writing and shall be deemed effective only when hand-delivered or when delivered by overnight courier, or three (3) days after the date postmarked if sent by certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

   If to the Employer:

   The San Francisco Company &
   Bank of San Francisco
   550 Montgomery Street
   San Francisco, California 94111
   Attn:  Boards of Directors

   If to Executive:

             Joanne Haakinson
             41 Winfield Street
             San Francisco, CA  94110

   f. Attorney's Fees and Costs. The Employer shall bear all of the costs and expenses, including attorney's fees, incurred by both parties in the negotiation and drafting of this Agreement. In the event of a dispute regarding this Agreement, the prevailing party in any arbitration or litigation shall be entitled to its reasonable legal fees and costs.

   g.   Governing Law.  This Agreement shall be
  construed and enforced in accordance with the laws of the State of California.

   h. Title and Headings. Title and headings to paragraphs, subparagraphs and sub-subparagraphs of this Agreement are for the purpose of reference only and shall not affect the interpretation of this Agreement.

   i.   Regulatory Approval.  This Agreement is
  subject to and shall not become effective until any required approval or non-disapproval of the Federal Reserve Bank.

   j. Resolution of disputes. With the exception of an action for equitable relief arising from a breach of any provisions of Paragraph 6 a-f, above, any controversy between Executive and Employer or between Executive and any employee of Employer arising out of or related to Executive s employment with Employer, including, but not limited to claims of race, age, gender, religious, or national origin discrimination under federal, state or local laws and those involving the construction or application of any of the terms, provisions or conditions of this Agreement, shall be settled by arbitration in accordance with the dispute resolution rules of the Judicial Arbitration & Mediation Service ( JAMS ), and judgment on the award rendered by the arbitrator(s) may be rendered by any court having jurisdiction thereof. Employer and Executive shall share the costs of the arbitrator equally but shall each bear their own costs and legal fees associated with the arbitration. The location of the arbitration shall be in San Francisco, California.

   In the event of a breach of any of the provisions in Paragraph 6 of this Agreement, Executive or Employer shall be entitled to institute proceedings in any court of competent jurisdiction to obtain equitable relief, including, but not limited to, specific performance or an injunction against performance of any acts.

   IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed as of the day and year first above written.


   THE SAN FRANCISCO COMPANY


   By:  _____________________________

   BANK OF SAN FRANCISCO


   By:  _____________________________



   EXECUTIVE:


   _________________________________

   Joanne Haakinson

                             John F. McGrath
                          EMPLOYMENT AGREEMENT


   THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of April ___, 1998, by and between The San Francisco
  Company (the "Company"), Bank of San Francisco (the "Bank")
  (collectively, the "Employer"), and JOHN F. MCGRATH
  ("Executive").


  R E C I T A L S:

   A.   The Employer desires to continue to employ
  Executive to serve as President, Chief Operating Officer, Chief Credit Officer and Director of the Company and the Bank, and the Boards of Directors of the Company and the Bank have approved the Employer's employment of Executive.

   B. Executive hereby accepts such employment on the terms and conditions set forth in this Agreement.

  A G R E E M E N T:

   1. Agreement to Employ. Subject to the terms and conditions contained herein, the Employer hereby employs
  Executive and Executive hereby accepts employment by the Employer.

   2.   Term of Employment.  Subject to the
  provisions of section 8, below, Executive s employment shall be for a period of three (3) years from the date of this Agreement and will end on the third anniversary of the date hereof (the Third Anniversary ). The term of this Agreement will be extended on the second anniversary hereof and will roll forward on a month-to-month basis so that twelve (12) months continuously remain in the Agreement term unless or until (A) a Change of Control occurs, or (B) any party to this Agreement notifies the other parties that it does not agree to extend the term of this Agreement. Such written notification must be provided to all parties at least one (1) month in advance of termination date. If Executive chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have voluntarily terminated and will be entitled only to the benefits described in Section 9.e., below. If Employer chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have been terminated without cause and will be entitled only to the benefits described in Section 9.d., below. For purposes of this Agreement, the term Change of Control shall mean a sale to a third party of a majority interest in, or substantially all of the assets of, the Company or the Bank, but the term Change of Control shall not include (A) a transfer of shares to any voting trust or similar custodial arrangement, or (B) a transaction in which Executive participates as a principal or with any direct or indirect equity interest, whether contingent or otherwise.

   3.   Position and Duties/Authority of Executive.
  During the term of this Agreement, Executive shall hold the positions of President, Chief Operating Officer, Chief Credit Officer and Director of the Company and the Bank. Executive shall perform such additional duties and responsibilities, consistent with the foregoing positions as may be assigned to Executive from time to time by the respective Boards of Directors of the Employer acting with reasonable discretion and in accord with the scope of this Agreement.

   4. Place of Employment. Executive's principal place of employment shall be 550 Montgomery Street, San
  Francisco, California. While discharging his duties and responsibilities hereunder, Executive may be required to travel from time to time and, as a result, be temporarily absent from his place of employment.

   5. Devotion of Time to Business. Except as provided below, Executive shall devote his best efforts and ability, and attention to the business and affairs of the Employer and to performing the duties and responsibilities set forth herein on behalf of the Employer. Notwithstanding any language herein to the contrary, Executive shall be entitled to devote time to charitable, political and civic activities and speaking engagements, and Executive shall be permitted to serve on the boards of directors of other companies which do not directly compete with the Employer provided such activities do not have a material, adverse effect on Executive's performance hereunder.

   6.   Confidential Information/Trade Secrets.

   a.   In performing his duties under this
  Agreement, Executive will have access to and become acquainted with information concerning the Employer's operations, including financial, personnel, marketing, and other information and customer lists that are owned by the Employer and regularly used in the Employer's business, and such information is confidential and constitutes trade secrets of the Employer.

   b. Executive will not misuse, misappropriate, or disclose any such trade secrets, directly or indirectly, to any other person, or use them in any way, except as required in the course of his employment hereunder.

   c. The unauthorized use or disclosure of any of the Employer's confidential information/trade secrets (including without limitation information concerning current or future proposed work, services, or products, the fact that any such work, services, or products are planned, under consideration, or in use, and any descriptions thereof) constitute unfair competition.

   d. Any violation by Executive of any of the provisions of this paragraph would result in irreparable injury to the Employer, and the Employer shall be entitled to injunctive relief to prevent or terminate such violation.

   e.   This paragraph shall not apply to any
  information that becomes generally known to or available for use by the public other than as a result of Executive's acts.

   f. The covenants set forth in this paragraph shall survive termination of this Agreement for a period of one year; provided, however, that with respect to the Employer's customer lists and relationships, such period shall be two years.

   7.   Compensation to Executive.

   a. Salary and Benefits. Subject to the terms and conditions contained herein, throughout the term of this Agreement, Executive shall be entitled to receive the following salary and benefits from the Employer:

   i)   Annual Base Salary.  The Employer shall
   pay to Executive as compensation for his services an Annual Base Salary of One Hundred and Seventy Thousand
   Dollars ($170,000) in such intervals as other salaried executives of the Employer are presently paid (but in no case less frequently than monthly). The Annual Base
   Salary shall be paid subject to all federal, state and local rules for payment, deduction and withholding of taxes. The Annual Base Salary shall be reassessed annually by the Boards of Directors of Company and the Bank at which time the Boards may, in their sole discretion, vote to increase the Annual Base Salary.

   ii)  Annual Performance Bonus.  For each
   calendar year, Executive and the Boards of Directors of the Company and the Bank shall establish reasonable goals for such year performance against which will result in a bonus payable to Executive from 0% to 100% of his Annual Base Salary in cash. With respect to the Bank, such goals shall be based upon positive performance criteria as measured by achievement of annually-set objectives.

   iii) Completion Incentive.  On the Third
   Anniversary, provided that Executive is then employed pursuant to this Agreement (whether or not such employment terminates on the Third Anniversary), the Employer shall pay Executive a Completion Incentive in the amount of one (1) year of the then Annual Base
   Salary, provided further, however, that (A) such Incentive payment shall be subject to applicable statutory or regulatory restrictions, and (B) no such Incentive payment shall be made unless the Bank and Company maintain a CAMEL 2 or satisfactory or better
   (or equivalent) regulatory rating. If, upon payment of the Completion Incentive, it appears that Executive s employment with Employer will continue for an additional period of years, the parties will negotiate in good faith the terms of an additional retention bonus.

   b.   Retirement Plan.  The Employer shall provide
  Executive with retirement benefits, including any Section 401(k) Plan, under which the Employer provides retirement or similar benefits to the other Company or Bank employees.
  The Company currently sponsors The San Francisco Company
  401(k) Plan.

   c. Benefits. The Employer shall, during the term of this Agreement, make available to Executive the following:

   i)   insurance coverage and benefits
   according to its existing health plans;

   ii)  group term life insurance or other term
   life insurance in an amount equal to four (4) times
   Executive s Annual Base Salary, accidental death and dismemberment insurance, and long-term group disability insurance, and

   iii) vacation of four weeks per year.

   d.   Expense Account.  The Employer will require
  Executive to incur travel, lodging, meal, entertainment, and similar expenses. The Employer shall advance or promptly reimburse Executive for all expenses reasonably incurred by Executive in the performance of his duties for which Executive furnishes the Employer with adequate records and other documentary evidence as required by applicable federal and state laws and regulations.

   e.   Stock Options.

   i)   The Board of Directors of the Company
   has adopted an Executive Stock Option Plan (the "Stock
   Plan") under which Executive has received anti-dilutive options to purchase shares of the Company's Class A
   Common Stock and for which there is a separate Stock
   Option Agreement. Two-thirds of these options have vested and one-third of these options is scheduled to vest on November 27, 1998.

   ii)  Additional options (the "anti-dilution
   options") shall be granted to Executive from time to time at the then current fair market value and in such amounts as to assure that Executive's anti-dilutive options and shares previously issued to Executive upon the exercise of such options will comprise not less than one percent (1%) of the fully diluted number of shares of all classes of the Company's Common Stock
   (i.e., the sum of the number of shares of all classes of Common Stock issued and outstanding, plus the number of shares of all classes of Common Stock subject to options, warrants, conversion rights and all other outstanding rights to purchase any class of shares of Common Stock). Such additional options shall be granted at the fair market value at the date of grant and shall be calculated pursuant to the methodology adopted by the Board of Directors of the Company at its February 11, 1998, meeting. Vested options granted on account of options, warrants, conversion rights or other rights to purchase Common Stock shall not be exercisable unless and until Common Stock is issued upon the exercise of such rights. The Company shall have no obligation to grant Executive any antidilution options with respect to any dilutive events occurring after the completion of the next public offering by the Company of its Common Stock.

   iii) In addition to the anti-dilutive options referred to in sections 7e i) and ii), above, the Company s Board of Directors may, in its sole discretion, award Executive additional options under the Stock Plan not subject to anti-dilutive treatment.

   f.   Other Benefits.  The Employer shall provide
  Executive with such other pension, health and welfare benefits as it may from time to time offer to other senior executives in the ordinary course of its business, or as may be reasonably required or necessary for him to perform his duties.

   8.   Termination.

   a.   Termination by the Employer for Cause.  The
  Employer may terminate Executive's employment at any time for "cause." For the purpose of the Employer's termination of this Agreement, the term "cause" shall include any of the following:

   i)   Adjudication of Executive's guilt in
   connection with the commission of a felony or a misdemeanor involving moral turpitude (excluding traffic violations);

   ii)  Good faith finding by the Employer's
   Boards of Directors of Executive's theft, conversion, misappropriation, or embezzlement of any assets of the Employer;

   iii) Executive's (A) habitual neglect of his duties, (B) failure to obey the lawful direction of the Boards of Directors of the Employer that do not contravene regulations or regulatory policies, guidelines, agreements or orders, or (C) conduct that has a direct, substantial and adverse effect on the Employer's reputation, in each case, after written notice and adequate opportunity to cure any such asserted neglect, failure or conduct; or

   iv)  Good faith finding by the Employer's
   Boards of Directors that Executive's performance of his duties resulted in a material deterioration in the condition of the Company or the Bank, provided that such deterioration is not the result of conditions either existing on the date of Executive's employment or external to the Company and the Bank and beyond
   Executive's control.

   b.   Termination without Cause.

   The Employer may terminate Executive's
  employment without "cause" at any time subject only to the provisions of this Agreement. A without cause termination may include, but is not limited to, a termination upon a Change of Control.

   c.   Termination for Death.  Executive's
  employment shall terminate upon Executive's death.

   d. Termination for Disability. The Employer may, to the extent permitted by law, terminate Executive's employment upon the disability of Executive. As used herein, the term "disability" shall mean sickness or physical or mental disability that renders Executive unable to perform a substantial portion of his duties under this Agreement for an aggregate period of more than ninety (90) days in any twelve (12) month period.

   e.   Notice of Termination.  If the Employer
  desires to terminate Executive's employment under this Agreement, whether or not for cause, the Employer shall deliver a notice of termination in writing to Executive (the "Notice of Termination"). The Notice of Termination shall specify whether the termination is (A) for cause (in which case the conduct of Executive or the Employer giving rise to the termination shall be specified), (B) for death, (C) for disability or (D) without cause. The Notice of Termination shall specify an effective date of termination (the "Termination Date") on or after the date notice is given.

   9. Effect of Termination. Upon the termination of this Agreement by either party, the parties shall comply with the following obligations and duties:

   a.   Termination for Cause.  If the Employer
  terminates Executive's employment for cause:

   i)   Annual Base Salary.  The Employer shall
   on the Termination Date pay Executive Executive's
   Annual Base Salary through the Termination Date.

   ii)  Reimbursement Expenses.  The Employer
   shall, on the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. Executive is not entitled to be paid any bonus for any months served during the current Bonus Plan Year. Executive is not eligible to receive any bonus payment if terminated for cause.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and Stock Option Agreement.

   b.   Termination for Death.  If Executive's
  employment is terminated as a result of Executive's death:

   i)   Annual Base Salary.  The Employer's
   obligation to pay Executive's salary shall terminate upon his death.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the date of Executive's death, pay Executive's estate all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the date of death, pay Executive's estate Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable by Executive's estate in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   c.   Termination for Disability.

   i)   Annual Base Salary.  The Employer shall
   pay Executive Executive's Annual Base Salary through
   Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Day, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   d. Termination without Cause. If the Employer terminates Executive's employment without cause:

   i)   Annual Base Salary and Separation Pay.
   The Employer shall, on the Termination Date, pay
   Executive his Annual Base Salary through the
   Termination Date. In addition, the Employer shall, on the Termination Date, pay Executive an additional one
   (1) year of the then current Annual Base Salary, as separation pay.

   ii)  In addition to the one (1) year
   separaton pay described in section d.(i) above, in the event of a termination without cause before the Third
   Anniversary, and following a Change of Control, Employer shall pay Executive an additional one (1) year of the then current Annual Base Salary. In the event of a termination without cause before the Third
   Anniversary but not following a Change of Control, Employer shall pay Executive a prorated portion of his then Annual Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served (Prorated
   Separation Pay), provided that if such termination occurs during the first year, Employer shall pay
   Executive one-third of the then Annual Base Salary.
   For example, (A) if Executive is terminated without cause within or upon one year of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i), above, Employer shall pay Executive one-third of the then current Annual Base
   Salary and (B) if Executive is terminated without cause after 18 months of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i) above, Employer shall pay Executive one-half of the then current Annual Base Salary. If
   Executive is terminated without cause after the Third
   Anniversary, he is not entitled to any payment under this section d.(ii) but shall only be entitled to the payment under section d.(i).

   iii) Reimbursable Expenses. The Employer shall, within thirty (3) days following the Termination
   Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of one hundred percent
   (100%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive shall be exercisable in accordance with paragraph 7.e, the Stock Option
   Agreement, and the Stock Plan.

   e.   Voluntary Termination by Executive.  If
  Executive terminates this Agreement voluntarily:

   i) Annual Base Salary. The Employer shall, within three (3) days following the Termination Date, pay Executive Executive's Annual Base Salary through the Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Vesting of Stock Options. All of the stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   10.  Indemnification of Executive.

   a.   Pre-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement in addition to any rights Executive has under any individual indemnification agreements, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring prior to the execution of this Agreement.

   b.   Post-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement, but subject to an individual indemnification agreement already approved by the Board of Directors on February 11, 1998, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring subsequent to the execution of this Agreement, other than any such claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever which is directly and substantially due to Executive's misconduct or gross negligence. Notwithstanding the foregoing, in any administrative proceeding or civil action initiated by any federal banking agency, the Bank or the Company may only reimburse, indemnify or hold harmless Executive if the Bank is in compliance with any applicable statute, rule, regulation or policy of the Federal Deposit Insurance Corporation, Federal Reserve Board, or the California Department of Financial Institutions regarding permissible indemnification payments.

   c.   Payment of expenses.  In the event the
  Employer is obligated hereunder to defend and indemnify Executive and in the event Executive is required to retain independent legal counsel, other experts or professionals or should incur any cost himself in connection with Paragraph 10.b. above, the Employer shall promptly pay such expenses as incurred.

   d. Survival of Indemnification. The obligations of the Employer under this paragraph 10 to indemnify
  Executive shall survive the expiration or termination of this Agreement.

   11. Insurance. The Employer agrees to make reasonable efforts to maintain director's and officer's liability insurance in an amount of not less than $5,000,000 for each occurrence for the benefit of Executive.

   12.  General provisions.

   a.   Binding on Successors.  Subject to any
  restrictions stated in any other provision of this Agreement, this Agreement shall be binding on and shall inure to the benefit of the parties and their respective successors and assigns.

   b. Partial Invalidity/Severability. Should any of the provisions of this Agreement be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement.

   c. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior oral or written understandings and agreements, excluding the Stock Option Plan, the Stock Option Agreement and any individual indemnification agreement.

   d. Amendments; Waivers. No provision of this Agreement may be changed, waived, modified, discharged or terminated, except by a written instrument executed by the parties hereto.

   e. Notices. Any notice to be given under this Agreement shall be in writing and shall be deemed effective only when hand-delivered or when delivered by overnight courier, or three (3) days after the date postmarked if sent by certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

   If to the Employer:

   The San Francisco Company &
   Bank of San Francisco
   550 Montgomery Street
   San Francisco, California 94111
   Attn:  Boards of Directors

   If to Executive:

             John F. McGrath
             470 Crocker Road
             Sacramento, CA  95864

   f. Attorney's Fees and Costs. The Employer shall bear all of the costs and expenses, including attorney's fees, incurred by both parties in the negotiation and drafting of this Agreement. In the event of a dispute regarding this Agreement, the prevailing party in any arbitration or litigation shall be entitled to its reasonable legal fees and costs.

   g.   Governing Law.  This Agreement shall be
  construed and enforced in accordance with the laws of the State of California.

   h. Title and Headings. Title and headings to paragraphs, subparagraphs and sub-subparagraphs of this Agreement are for the purpose of reference only and shall not affect the interpretation of this Agreement.

   i.   Regulatory Approval.  This Agreement is
  subject to and shall not become effective until any required approval or non-disapproval of the Federal Reserve Bank.

   j. Resolution of disputes. With the exception of an action for equitable relief arising from a breach of any provisions of Paragraph 6 a-f, above, any controversy between Executive and Employer or between Executive and any employee of Employer arising out of or related to Executive s employment with Employer, including, but not limited to claims of race, age, gender, religious, or national origin discrimination under federal, state or local laws and those involving the construction or application of any of the terms, provisions or conditions of this Agreement, shall be settled by arbitration in accordance with the dispute resolution rules of the Judicial Arbitration & Mediation Service ( JAMS ), and judgment on the award rendered by the arbitrator(s) may be rendered by any court having jurisdiction thereof. Employer and Executive shall share the costs of the arbitrator equally but shall each bear their own costs and legal fees associated with the arbitration. The location of the arbitration shall be in San Francisco, California.

   In the event of a breach of any of the provisions in Paragraph 6 of this Agreement, Executive or Employer shall be entitled to institute proceedings in any court of competent jurisdiction to obtain equitable relief, including, but not limited to, specific performance or an injunction against performance of any acts.


   IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed as of the day and year first above written.


   THE SAN FRANCISCO COMPANY


   By:  _____________________________



   BANK OF SAN FRANCISCO


   By:  _____________________________



   EXECUTIVE:


   _________________________________

   John F. McGrath

                              Keary Colwell
                           EMPLOYMENT AGREEMENT


   THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of April ___, 1998, by and between The San Francisco
  Company (the "Company"), Bank of San Francisco (the "Bank")
  (collectively, the "Employer"), and Keary Colwell
  ("Executive").


  R E C I T A L S:

   A.   The Employer desires to continue to employ
  Executive to serve as Executive Vice President and Chief
  Financial Officer for the Company and the Bank, and the Boards of Directors of the Company and the Bank have approved the Employer's employment of Executive.

   B. Executive hereby accepts such employment on the terms and conditions set forth in this Agreement.

  A G R E E M E N T:

   1. Agreement to Employ. Subject to the terms and conditions contained herein, the Employer hereby employs
  Executive and Executive hereby accepts employment by the Employer.

   2.   Term of Employment.  Subject to the
  provisions of section 8, below, Executive s employment shall be for a period of three (3) years from the date of this Agreement and will end on the third anniversary of the date hereof (the Third Anniversary ). The term of this Agreement will be extended on the second anniversary hereof and will roll forward on a month-to-month basis so that twelve (12) months continuously remain in the Agreement term unless or until (A) a Change of Control occurs, or (B) any party to this Agreement notifies the other parties that it does not agree to extend the term of this Agreement. Such written notification must be provided to all parties at least one (1) month in advance of termination date. If Executive chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have voluntarily terminated and will be entitled only to the benefits described in Section 9.e., below. If Employer chooses not to extend the term of this Agreement and gives the applicable one (1) month notice, Executive will be deemed to have been terminated without cause and will be entitled only to the benefits described in Section 9.d., below. For purposes of this Agreement, the term Change of Control shall mean a sale to a third party of a majority interest in, or substantially all of the assets of, the Company or the Bank, but the term Change of Control shall not include (A) a transfer of shares to any voting trust or similar custodial arrangement, or (B) a transaction in which Executive participates as a principal or with any direct or indirect equity interest, whether contingent or otherwise.

   3.   Position and Duties/Authority of Executive.
  During the term of this Agreement, Executive shall hold the positions of Executive Vice President and Chief Financial Officer for the Company and the Bank. Executive shall perform such additional duties and responsibilities, consistent with the foregoing positions as may be assigned to Executive from time to time by the respective Boards of Directors of the Employer acting with reasonable discretion and in accord with the scope of this Agreement.

   4. Place of Employment. Executive's principal place of employment shall be 550 Montgomery Street, San
  Francisco, California. While discharging her duties and responsibilities hereunder, Executive may be required to travel from time to time and, as a result, be temporarily absent from her place of employment.

   5. Devotion of Time to Business. Except as provided below, Executive shall devote her best efforts and ability, and attention to the business and affairs of the Employer and to performing the duties and responsibilities set forth herein on behalf of the Employer. Notwithstanding any language herein to the contrary, Executive shall be entitled to devote time to charitable, political and civic activities and speaking engagements, and Executive shall be permitted to serve on the boards of directors of other companies which do not directly compete with the Employer provided such activities do not have a material, adverse effect on Executive's performance hereunder.

   6.   Confidential Information/Trade Secrets.

   a.   In performing her duties under this
  Agreement, Executive will have access to and become acquainted with information concerning the Employer's operations, including financial, personnel, marketing, and other information and customer lists that are owned by the Employer and regularly used in the Employer's business, and such information is confidential and constitutes trade secrets of the Employer.

   b. Executive will not misuse, misappropriate, or disclose any such trade secrets, directly or indirectly, to any other person, or use them in any way, except as required in the course of her employment hereunder.

   c. The unauthorized use or disclosure of any of the Employer's confidential information/trade secrets (including without limitation information concerning current or future proposed work, services, or products, the fact that any such work, services, or products are planned, under consideration, or in use, and any descriptions thereof) constitute unfair competition.

   d. Any violation by Executive of any of the provisions of this paragraph would result in irreparable injury to the Employer, and the Employer shall be entitled to injunctive relief to prevent or terminate such violation.

   e.   This paragraph shall not apply to any
  information that becomes generally known to or available for use by the public other than as a result of Executive's acts.

   f. The covenants set forth in this paragraph shall survive termination of this Agreement for a period of one year; provided, however, that with respect to the Employer's customer lists and relationships, such period shall be two years.

   7.   Compensation to Executive.

   a. Salary and Benefits. Subject to the terms and conditions contained herein, throughout the term of this Agreement, Executive shall be entitled to receive the following salary and benefits from the Employer:

   i)   Annual Base Salary.  The Employer shall
   pay to Executive as compensation for her services an Annual Base Salary of One Hundred and Twenty Thousand
   Dollars ($120,000) in such intervals as other salaried executives of the Employer are presently paid (but in no case less frequently than monthly). The Annual Base
   Salary shall be paid subject to all federal, state and local rules for payment, deduction and withholding of taxes. The Annual Base Salary shall be reassessed annually by the Boards of Directors of Company and the Bank at which time the Boards may, in their sole discretion, vote to increase the Annual Base Salary.

   ii)  Annual Performance Bonus.  For each
   calendar year, Executive and the Boards of Directors of the Company and the Bank shall establish reasonable goals for such year performance against which will result in a bonus payable to Executive from 0% to 50% of her Annual Base Salary in cash. With respect to the Bank, such goals shall be based upon positive performance criteria as measured by achievement of annually-set objectives.

   iii) Completion Incentive.  On the Third
   Anniversary, provided that Executive is then employed pursuant to this Agreement (whether or not such employment terminates on the Third Anniversary), the Employer shall pay Executive a Completion Incentive in the amount of one (1) year of the then Annual Base
   Salary, provided further, however, that (A) such Incentive payment shall be subject to applicable statutory or regulatory restrictions, and (B) no such Incentive payment shall be made unless the Bank and Company maintain a CAMEL 2 or satisfactory or better
   (or equivalent) regulatory rating. If, upon payment of the Completion Incentive, it appears that Executive s employment with Employer will continue for an additional period of years, the parties will negotiate in good faith the terms of an additional retention bonus.

   b.   Retirement Plan.  The Employer shall provide
  Executive with retirement benefits, including any Section 401(k) Plan, under which the Employer provides retirement or similar benefits to the other Company or Bank employees.
  The Company currently sponsors The San Francisco Company
  401(k) Plan.

   c. Benefits. The Employer shall, during the term of this Agreement, make available to Executive the following:

   i)   insurance coverage and benefits
   according to its existing health plans;

   ii)  group term life insurance or other term
   life insurance in an amount equal to two (2) times
   Executive s Annual Base Salary, accidental death and dismemberment insurance, and long-term group disability insurance, and

   iii) vacation of four weeks per year.

   d.   Expense Account.  The Employer will require
  Executive to incur travel, lodging, meal, entertainment, and similar expenses. The Employer shall advance or promptly reimburse Executive for all expenses reasonably incurred by Executive in the performance of her duties for which Executive furnishes the Employer with adequate records and other documentary evidence as required by applicable federal and state laws and regulations.

   e.   Stock Options.  The Board of Directors of the
  Company has adopted an Executive Stock Option Plan (the
  "Stock Plan") under which Executive has received and may in the future receive option grants as a senior manager pursuant to the direction of the Board of Directors.

   f.   Other Benefits.  The Employer shall provide
  Executive with such other pension, health and welfare benefits as it may from time to time offer to other senior executives in the ordinary course of its business, or as may be reasonably required or necessary for her to perform her duties.

   8.   Termination.

   a.   Termination by the Employer for Cause.  The
  Employer may terminate Executive's employment at any time for "cause." For the purpose of the Employer's termination of this Agreement, the term "cause" shall include any of the following:

   i)   Adjudication of Executive's guilt in
   connection with the commission of a felony or a misdemeanor involving moral turpitude (excluding traffic violations);

   ii)  Good faith finding by the Employer's
   Boards of Directors of Executive's theft, conversion, misappropriation, or embezzlement of any assets of the Employer;

   iii) Executive's (A) habitual neglect of her duties, (B) failure to obey the lawful direction of the Boards of Directors of the Employer that do not contravene regulations or regulatory policies, guidelines, agreements or orders, or (C) conduct that has a direct, substantial and adverse effect on the Employer's reputation, in each case, after written notice and adequate opportunity to cure any such asserted neglect, failure or conduct; or

   iv)  Good faith finding by the Employer's
   Boards of Directors that Executive's performance of her duties resulted in a material deterioration in the condition of the Company or the Bank, provided that such deterioration is not the result of conditions either existing on the date of Executive's employment or external to the Company and the Bank and beyond
   Executive's control.

   b.   Termination without Cause.

   The Employer may terminate Executive's
  employment without "cause" at any time subject only to the provisions of this Agreement. A without cause termination may include, but is not limited to, a termination upon a Change of Control.

   c.   Termination for Death.  Executive's
  employment shall terminate upon Executive's death.

   d. Termination for Disability. The Employer may, to the extent permitted by law, terminate Executive's employment upon the disability of Executive. As used herein, the term "disability" shall mean sickness or physical or mental disability that renders Executive unable to perform a substantial portion of her duties under this Agreement for an aggregate period of more than ninety (90) days in any twelve (12) month period except in the case of a pregnancy-related disability. If Executive is prevented from properly performing her duties by reason of a pregnancy-related disability for a period of more than one hundred and twenty (120) days in the aggregate in any twelve
  (12) month period, then to the extent permitted by law, her employment shall terminate.

   e.   Notice of Termination.  If the Employer
  desires to terminate Executive's employment under this Agreement, whether or not for cause, the Employer shall deliver a notice of termination in writing to Executive (the "Notice of Termination"). The Notice of Termination shall specify whether the termination is (A) for cause (in which case the conduct of Executive or the Employer giving rise to the termination shall be specified), (B) for death, (C) for disability or (D) without cause. The Notice of Termination shall specify an effective date of termination (the "Termination Date") on or after the date notice is given.

  9. Effect of Termination. Upon the termination of this Agreement by either party, the parties shall comply with the following obligations and duties:

   a.   Termination for Cause.  If the Employer
  terminates Executive's employment for cause:

   i)   Annual Base Salary.  The Employer shall
   on the Termination Date pay Executive Executive's
   Annual Base Salary through the Termination Date.

   ii)  Reimbursement Expenses.  The Employer
   shall, on the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. Executive is not entitled to be paid any bonus for any months served during the current Bonus Plan Year. Executive is not eligible to receive any bonus payment if terminated for cause.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and Stock Option Agreement.

   b.   Termination for Death.  If Executive's
  employment is terminated as a result of Executive's death:

   i)   Annual Base Salary.  The Employer's
   obligation to pay Executive's salary shall terminate upon her death.

   ii)  Prorated Death Benefit.  Employer shall
   pay Executive a prorated portion of her then Annual
   Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served as of the time of death, provided that if her death occurs during the first year, Employer shall pay Executive one-third of the then Annual Base Salary. For example, (A) if Executive dies within or upon one year of employment under this Agreement, Employer shall pay Executive one-third of the then current Annual Base Salary and (B) if Executive dies after 18 months of employment under this Agreement, Employer shall pay Executive one-half of the then current Annual Base Salary. If Executive dies after the Third Anniversary, she is not entitled to any payment under this section b.(ii).

   iii) Reimbursable Expenses. The Employer shall, within thirty (30) days following the date of Executive's death, pay Executive's estate all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the date of death, pay Executive's estate Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable by Executive's estate in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   c.   Termination for Disability.

   i)   Annual Base Salary.  The Employer shall
   pay Executive Executive's Annual Base Salary through
   Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Day, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Annual Performance Bonus. The Employer shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of fifty percent (50%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   iv)  Vesting of Stock Options.  All of the
   stock options granted to Executive which are vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   d. Termination without Cause. If the Employer terminates Executive's employment without cause:

   i)   Annual Base Salary and Separation Pay.
   The Employer shall, on the Termination Date, pay
   Executive her Annual Base Salary through the
   Termination Date. In addition, the Employer shall, on the Termination Date, pay Executive an additional one
   (1) year of the then current Annual Base Salary, as separation pay.

   ii)  In addition to the one (1) year
   separaton pay described in section d.(i) above, in the event of a termination without cause before the Third
   Anniversary, and following a Change of Control, Employer shall pay Executive an additional one (1) year of the then current Annual Base Salary. In the event of a termination without cause before the Third
   Anniversary but not following a Change of Control, Employer shall pay Executive a prorated portion of her then Annual Base Salary, such amount prorated based on the number of years of the initial three year term of employment which Executive has served (Prorated
   Separation Pay), provided that if such termination occurs during the first year, Employer shall pay
   Executive one-third of the then Annual Base Salary.
   For example, (A) if Executive is terminated without cause within or upon one year of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i), above, Employer shall pay Executive one-third of the then current Annual Base
   Salary and (B) if Executive is terminated without cause after 18 months of employment under this Agreement, in addition to the one (1) year separation pay described in section d.(i) above, Employer shall pay Executive one-half of the then current Annual Base Salary. If
   Executive is terminated without cause after the Third
   Anniversary, she is not entitled to any payment under this section d.(ii) but shall only be entitled to the payment under section d.(i).

   iii) Reimbursable Expenses. The Employer shall, within thirty (3) days following the Termination
   Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iv)  Annual Performance Bonus.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive Executive's Annual
   Performance Bonus at a rate of one hundred percent
   (100%) of Bonus Plan prorated by the number of full months served during the current Bonus Plan year.

   v)   Vesting of Stock Options.  All of the
   stock options granted to Executive shall be exercisable in accordance with paragraph 7.e, the Stock Option
   Agreement, and the Stock Plan.

   e.   Voluntary Termination by Executive.  If
  Executive terminates this Agreement voluntarily:

   i) Annual Base Salary. The Employer shall, within three (3) days following the Termination Date, pay Executive Executive's Annual Base Salary through the Termination Date.

   ii)  Reimbursable Expenses.  The Employer
   shall, within thirty (30) days following the Termination Date, pay Executive all reimbursable expenses for which expense reports have been provided to the Employer in accordance with the Employer's policy.

   iii) Vesting of Stock Options. All of the stock options granted to Executive which have vested shall be exercisable in accordance with paragraph 7.e, the Stock Plan, and the Stock Option Agreement.

   10.  Indemnification of Executive.

   a.   Pre-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement in addition to any rights Executive has under any individual indemnification agreements, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring prior to the execution of this Agreement.

   b.   Post-Execution Actions and Events.
  Notwithstanding any other provision to the contrary contained in this Agreement, but subject to an individual indemnification agreement already approved by the Board of Directors on February 11, 1998, the Employer shall indemnify, defend at its expense, and hold Executive entirely harmless against and from any claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever, including without limitation reasonable attorneys' fees, which Executive may suffer, sustain, incur or otherwise become subject to either directly or indirectly as a result of any claim, controversy, dispute, legal action or proceeding whatsoever arising from actions taken by the Employer or events relating to the business of the Bank or the Company occurring subsequent to the execution of this Agreement, other than any such claim, demand, cause of action, judgment, loss, liability, damage, cost or expense whatsoever which is directly and substantially due to Executive's misconduct or gross negligence. Notwithstanding the foregoing, in any administrative proceeding or civil action initiated by any federal banking agency, the Bank or the Company may only reimburse, indemnify or hold harmless Executive if the Bank is in compliance with any applicable statute, rule, regulation or policy of the Federal Deposit Insurance Corporation, Federal Reserve Board, or the California Department of Financial Institutions regarding permissible indemnification payments.

   c.   Payment of expenses.  In the event the
  Employer is obligated hereunder to defend and indemnify Executive and in the event Executive is required to retain independent legal counsel, other experts or professionals or should incur any cost herself in connection with Paragraph 10.b. above, the Employer shall promptly pay such expenses as incurred.

   d. Survival of Indemnification. The obligations of the Employer under this paragraph 10 to indemnify
  Executive shall survive the expiration or termination of this Agreement.

   11. Insurance. The Employer agrees to make reasonable efforts to maintain director's and officer's liability insurance in an amount of not less than $5,000,000 for each occurrence for the benefit of Executive.

   12.  General provisions.

   a.   Binding on Successors.  Subject to any
  restrictions stated in any other provision of this Agreement, this Agreement shall be binding on and shall inure to the benefit of the parties and their respective successors and assigns.

   b. Partial Invalidity/Severability. Should any of the provisions of this Agreement be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement.

   c. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior oral or written understandings and agreements, excluding the Stock Option Plan, the Stock Option Agreement and any individual indemnification agreement.

   d. Amendments; Waivers. No provision of this Agreement may be changed, waived, modified, discharged or terminated, except by a written instrument executed by the parties hereto.

   e. Notices. Any notice to be given under this Agreement shall be in writing and shall be deemed effective only when hand-delivered or when delivered by overnight courier, or three (3) days after the date postmarked if sent by certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

   If to the Employer:

   The San Francisco Company &
   Bank of San Francisco
   550 Montgomery Street
   San Francisco, California 94111
   Attn:  Boards of Directors

   If to Executive:

             Keary Colwell
             6700 Exeter Drive
             Oakland, CA  94611

   f. Attorney's Fees and Costs. The Employer shall bear all of the costs and expenses, including attorney's fees, incurred by both parties in the negotiation and drafting of this Agreement. In the event of a dispute regarding this Agreement, the prevailing party in any arbitration or litigation shall be entitled to its reasonable legal fees and costs.

   g.   Governing Law.  This Agreement shall be
  construed and enforced in accordance with the laws of the State of California.

   h. Title and Headings. Title and headings to paragraphs, subparagraphs and sub-subparagraphs of this Agreement are for the purpose of reference only and shall not affect the interpretation of this Agreement.

   i.   Regulatory Approval.  This Agreement is
  subject to and shall not become effective until any required approval or non-disapproval of the Federal Reserve Bank.

   j. Resolution of disputes. With the exception of an action for equitable relief arising from a breach of any provisions of Paragraph 6 a-f, above, any controversy between Executive and Employer or between Executive and any employee of Employer arising out of or related to Executive s employment with Employer, including, but not limited to claims of race, age, gender, religious, or national origin discrimination under federal, state or local laws and those involving the construction or application of any of the terms, provisions or conditions of this Agreement, shall be settled by arbitration in accordance with the dispute resolution rules of the Judicial Arbitration & Mediation Service ( JAMS ), and judgment on the award rendered by the arbitrator(s) may be rendered by any court having jurisdiction thereof. Employer and Executive shall share the costs of the arbitrator equally but shall each bear their own costs and legal fees associated with the arbitration. The location of the arbitration shall be in San Francisco, California.

   In the event of a breach of any of the provisions in Paragraph 6 of this Agreement, Executive or Employer shall be entitled to institute proceedings in any court of competent jurisdiction to obtain equitable relief, including, but not limited to, specific performance or an injunction against performance of any acts.

   IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed as of the day and year first above written.


   THE SAN FRANCISCO COMPANY


   By:  _____________________________



   BANK OF SAN FRANCISCO


   By:  _____________________________

   EXECUTIVE:


   _________________________________

   Keary Colwell

PAGE 12