Form 10-Q
period 1998-09-30
SAN FRANCISCO CO
filed 1998-10-28
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998

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

                    Yes  X              No

The Registrant had 31,728,782 shares of Class A Common Stock outstanding on October 27, 1998.


page
                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                         Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At September 30, 1998 and December 31, 1997 . . . . . . . . . . 1

          Consolidated Statements of Operations
          For the Three and Nine Months Ended September 30, 1998 and 1997. 2

          Consolidated Statements of Changes in Shareholders'Equity
           For the Nine Months Ended September 30, 1998 and 1997 . . . . . 4

          Consolidated Statements of Cash Flows
          For the Three and Nine Months Ended September 30, 1998 and 1997. 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .  8


Part II - Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .18

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . .18

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .18

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .18

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .18


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

page

               The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                 September 30, 1998 and December 31, 1997
                                                 (Unaudited)
                                                  September 30,  December 31,
(Dollars in Thousands Except Per Share Data)      1998           1997
Assets:
Cash and due from banks                           $3,567         $2,837
Federal funds sold                                17,280         14,150
  Cash and cash equivalents                       20,847         16,987
Investment securities held-to-maturity, at cost
 (Fair value: 1998 $4,314;1997 $5,822)             4,315          5,864
Investment securities available-for-sale,
            at fair value                         31,204         32,669
Federal Home Loan Bank stock, at par               1,565          1,499

Loans                                             60,942         51,924
Deferred loan costs, net of fees                      14            (61)
Allowance for loan losses                         (1,775)        (3,200)
  Loans, net                                      59,181         48,663
Other real estate owned, net                          58            410
Premises and equipment, net                        7,650          7,791
Interest receivable                                  603            720
Other assets                                       1,920          2,014
  Total Assets                                  $127,343       $116,617

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                    $17,234        $19,691
Interest bearing deposits                         77,865         66,828
  Total deposits                                  95,099         86,519
Other borrowings                                  10,000         10,000
Other liabilities and interest payable             2,114          2,528
  Total liabilities                              107,213         99,047

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
Issued and outstanding - 1998 and 1997 - 15,869      111            111
  Common stock (par value $0.01 per share)
    Class A - Authorized - 100,000,000 shares;
    Issued and outstanding - 1998 - 31,728,782
 and 1997 - 31,723,782                               317            317
Additional paid-in capital                        78,816         78,814
Retained deficit                                 (59,272)       (61,656)
Accumulated other comprehensive income (loss)        158            (16)
  Total shareholders' equity                      20,130         17,570
  Total Liabilities and Shareholders' Equity    $127,343       $116,617

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                   Three Months            Nine Months
                                 Ended September 30,     Ended September 30,
(Dollars in Thousands
Except Per Share Data)              1998        1997        1998        1997
Interest income:
  Loans                           $1,363      $1,234      $3,826      $3,473
  Investments                        931         953       2,576       2,512
  Dividends                           21          10          66          31
  Total interest income            2,315       2,197       6,468       6,016
Interest expense:
  Deposits                           778         775       2,077       2,113
  Other borrowings                   154          --         453          --
  Total interest expense             932         775       2,530       2,113

Net interest income before
adjustment for loan losses         1,383       1,442       3,938       3,903
Adjustment for loan losses        (1,075)         --      (1,477)         --
Net interest income after
adjustment for loan losses         2,458       1,442       5,415       3,903

Non-interest income:
  Stock brokerage commissions and
                  fees               220         440         755       1,069
  Real estate rental income          285         179         816         658
  Service charges and fees           181         198         484         437
  Gain on sale of assets, net         17          32          42         266
  Loss on sale of securities, net     --          --          --          (6)
  Other income                        28          39         107          94
  Total non-interest income          731         888       2,204       2,518

Non-interest expense:
  Salaries and related benefits    1,017       1,134       3,003       2,968
  Occupancy expense                  318         288         899         903
  Professional fees                   80         146         339         361
  Data processing                     93          98         307         324
  Corporate insurance premiums        41          56         131         165
  Property tax expense                --          22          --          87
  FDIC insurance premiums              2          10          21          89
  Other operating expenses           127         221         519         793
  Total non-interest expense       1,678       1,975       5,219       5,690
Income before income taxes         1,511         355       2,400         731
Provision for income taxes             6          (3)         11           4
  Net Income                      $1,505        $358      $2,389        $727

Income per common share:
  Basic:    Net income             $0.05       $0.01       $0.08       $0.02
       Weighted average
     shares outstanding       31,728,782  31,717,171  31,726,566  29,950,311
  Diluted:  Net income             $0.05       $0.01       $0.07       $0.02
       Weighted average
    shares outstanding        33,204,853  31,717,964  33,129,248  29,951,104


See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
              Consolidated Statements of Comprehensive Income
          Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                    Three Months           Nine Months
                                Ended September 30,     Ended September 30,
(Dollars in Thousands
 Except Per Share Data             1998       1997         1998        1997
Net Income                       $1,505       $358       $2,389        $727
  Other comprehensive
    income, net of tax:
  Unrealized holding gains arising
     during period, net             171        112          174          95
  Plus: reclassification
     adjustment for losses
      included in net income         --         --           --           6
  Other comprehensive income        171        112          174         101
Comprehensive income             $1,676       $470       $2,563        $828

                The San Francisco Company and Subsidiaries
        Consolidated Statements of Changes in Shareholders' Equity
               Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)


                                                              Accumu
(Dollars in Thousands)                                        lated
                                                               Other
                                     Addi-                    Compre-  Total
                                     tional  Compre- Retained hensive  Share-
                    Preferred Common Paid-in hensive Earnings Income/ holders'
                        Stock Stock Capital Income (Deficit) (Loss) Equity Balances at
January 1, 1997          $111   $288 $77,841         $(67,099)  $(77) $11,064

  Net proceeds on
   sale of stock           --     29     971               --     --    1,000
  Other comprehensive
  income, net of tax
    Net unrealized gains,
 net of reclassification
     adjustments                               $101        --    101      101
    Other comprehensive
        income                                  101
  Net income (nine months)                      727       727     --      727
  Comprehensive income                         $828

Balances at
September 30, 1997        111    317  78,812          (66,372)    24   12,892

  Net proceeds from
  the exercise of
  stock options            --     --       2               --     --        2
  Other comprehensive
  income, net of tax
    Net unrealized losses                      $(40)       --    (40)     (40)
    Other comprehensive loss                    (40)
    Net income (three months)                 4,716     4,716     --    4,716
  Comprehensive income                       $4,676

Balances at
December 31, 1997         111    317  78,814          (61,656)   (16)  17,570

  Net proceeds from the
   exercise of
     stock options         --     --       2               --     --        2
  Dividend on
   Preferred Stock         --     --      --               (5)    --       (5)
  Other comprehensive
   income, net of tax
     Net unrealized gains                      $174        --    174      174
Other comprehensive income                      174
    Net income (nine months)                  2,389     2,389     --    2,389
  Comprehensive income                       $2,563

Balances at
 September 30, 1998      $111   $317 $78,816         $(59,272)  $158  $20,130


See accompanying notes to unaudited consolidated financial statements.

page 4
                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
          Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30
(Dollars in Thousands)                   1998       1997      1998      1997
Cash Flows from
Operating Activities:

Net income                              $1,505      $358    $2,389      $727
Adjustments to reconcile
net income to net cash
 provided by operating activities:
  Adjustment for loan losses            (1,075)       --    (1,477)       --
  Depreciation and amortization expense    142       135       393       412
  Loss on sale of investment securities     --        --        --         6
  Net gain on sale of real estate owned    (17)      (37)      (42)     (271)
  Provision for loss on
            other real estate owned         --        --        --       182
  Decrease in interest
        receivable and other assets         54       131       211       278
  (Decrease) increase in interest
       payable and other liabilities    (1,408)      388      (419)      487
  Increase in deferred loan
       fees net of costs                   (38)     (114)      (75)      (47)
Net cash flows (used in)
  provided by operating activities        (837)      861       980     1,774

Cash Flows from Investing Activities:
  Proceeds from maturities of
   investment securities
     held-to-maturity                      553       270     1,549       688
  Proceeds from maturities of
   investment securities
   available-for-sale                   10,652     2,791    23,187     3,517
  Proceeds from the sale of
   investment securities
   available-for-sale                       --        --        --     6,200
  Proceeds from the sale of FHLB Stock     708        --       708        --
  Purchase of investment
    securities available-or-sale       (11,256)   (5,585)  (21,548)  (15,538)
  Purchase of FHLB Stock and
    FHLB Stock dividends                   (21)      (10)     (774)      (31)
  Net (increase) decrease in loans      (8,022)    3,376    (9,018)    6,453
  Recoveries of loans
    previously charged off                  --        48        52       329
  Proceeds from the sale of
    other real estate owned                296        93       394     3,533
  Purchases of premises and equipment      (39)      (49)     (252)     (145)
  Acquisition and capitalized
    cost of real estate owned               --        --        --        28
Net cash (used in) provided
    by investing activities             (7,129)      934    (5,702)    5,034

Cash Flows from Financing Activities:
  Net (decrease) increase in deposits   (7,353)    6,033     8,580     5,551
  Net decrease in other borrowings      (5,000)       --        --        --
  Net proceeds from sale of stock           --        --         2     1,000
Net cash (used in) provided
  by financing activities              (12,353)    6,033     8,582     6,551

(Decrease) increase in
  cash and cash equivalents            (20,319)    7,828     3,860    13,359
Cash and cash equivalents
  at beginning of period                41,166    21,157    16,987    15,626
Cash and cash equivalents
  at end of period                     $20,847   $28,985   $20,847   $28,985

Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period for:
Interest                                  $811      $736    $2,413    $2,125
Payment of income taxes                      4        --        24         2

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

     The data as of September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. Certain amounts in the 1997 consolidated financial statements have been reclassified for comparative purposes. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year of 1998. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

     Basic EPS is calculated by dividing net income by the weighted average number of Class A Common Shares (the "Common Stock"). The dilutive EPS is calculated assuming the exercise of all potentially dilutive Common Shares, such as certain stock options, that were outstanding during the period. The following tables present a reconciliation of the amounts used in calculating basic and diluted EPS for each of the periods shown.

     (dollars in thousands except per-share amounts)
                                                                   Per-share
     1998                              Income         Shares        amount
     Three-months ended September 30:
     Basic EPS                         $1,503         31,728,782     $0.05
     Effect of dilutive securities:
          Series B Preferred Stock          2                793
          Stock Options                    --          1,475,278
     Diluted EPS                       $1,505         33,204,853     $0.05

     Nine-months ended September 30:
     Basic EPS                         $2,382         31,726,566     $0.08
     Effect of dilutive securities:
          Series B Preferred Stock          7                793
          Stock Options                    --          1,401,889
     Diluted EPS                       $2,389         33,129,248     $0.07

                                                                    Per-share
     1997                              Income          Shares        amount
     Three-months ended September 30:
     Basic EPS                           $356         31,717,171     $0.01
     Effect of dilutive securities:
          Series B Preferred Stock          2                793
          Stock Options                    --                 --
     Diluted EPS                         $358         31,717,964     $0.01

     Nine-months ended September 30:
     Basic EPS                           $72          29,950,311     $0.02
     Effect of dilutive securities:
          Series B Preferred Stock         7                 793
          Stock Options                   --                  --
     Diluted EPS                        $727          29,951,104     $0.02


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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the Company did not have any derivative instruments or engage in hedging activities.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65". This statement is to conform the subsequent accounting for securities retained after the securitization of mortgage loans by mortgage banking enterprises with that of non-mortgage banking enterprises. This statement is effective for the first quarter beginning after December 15, 1998. As of September 30, 1998, the Company did not have any mortgage-backed securities retained after the securitization of mortgage loans held for sale.

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


     The Company recorded net income of $1,505,000 for the three months ended September 30, 1998 and $2,389,000 for the nine months ended September 30, 1998, compared to a net income of $358,000 and $727,000 for the same periods, respectively, in 1997. The increase in the Company's net income of $1,147,000 for the three month period was primarily from the adjustment for loan losses recorded in 1998 of $1,075,000 and the improvement in core operating income in 1998 of $87,000 as compared with 1997.

     The increase in the Company's net income of $1,662,000 for the first nine months of 1998 compared to the same period in 1997 was primarily from the adjustment for loan losses of $1,477,000 and lower provision for loss on other real estate owned (the "OREO") of $182,000, partially offset by reductions in gain on sale of OREO of $224,000.

     At September 30, 1998, total assets were $127.3 million, an increase of $10.7 million, or 9.2% from $116.6 million at December 31, 1997. As of September 30, 1998, total loans were $60.9 million, an increase of $9.0 million, or 17.3%, compared to $51.9 million at December 31, 1997. Total deposits were $95.1 million at September 30, 1998, an increase of $8.6 million, or 9.9%, compared to $86.5 million at December 31, 1997.


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

     Management was notified by the FRB at its 1998 examination that the Company was in full compliance with the Agreement, and management believes the Company continues to be in full compliance.


     Memorandum of Understanding

     In June 1998, the Federal Deposit Insurance Corporation (the
"FDIC") and the California Department of Financial Institutions
(the "DFI") terminated the Bank's Memorandum of Understanding.


Results of Operations

Net Interest Income

     The Company's net interest income was $1.4 million for the quarters ended September 30, 1998 and 1997. The Company's net interest income was $3.9 million for the nine months ended September 30, 1998 and 1997. The net interest margin may decline in the future as a result of the recent reductions in the prime and fed funds rate indexes.


Adjustment for Loan Losses

     The Company recorded a reduction to the allowance for loan losses of $1.1 million for the three months ended September 30, 1998 and $1.5 million for the nine months ended September 30, 1998 compared to none for the same periods in 1997. The adjustment for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors that are more fully discussed herein under "Loans - Allowance for Loan Losses".

Non-Interest Income

     Non-interest income was $731,000 for the three months ended September 30, 1998 compared to $888,000 for the same period in 1997. Non-interest income was $2.2 million for the nine months ended September 30, 1998 compared to $2.5 million for the same period in 1997. The decline in non-interest income was primarily the result of the reduction in gain on sale of real estate owned income in 1998 compared to 1997 and the reduction in brokerage commissions, partially offset by an increase in real estate rental income.

     The decline in stock brokerage commissions and fees of $314,000, or 29%, for the first nine months of 1998 and $220,000, or 50%, for the three months ended September 30, 1998 compared to the same periods in 1997 resulted from a decline in brokerage activity believed to be from the recent developments in the equity markets. The Bank's earnings from stock brokerage commissions and fees is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade. A continuing reduced level of brokerage commissions would be expected if the equity markets do not improve.

     The net increase in real estate rental income of $158,000, or 24%, for the first nine months of 1998, and $106,000, or 59%, for the three months ended September 30, 1998 compared to the same periods in 1997 is the result of leasing additional space and from an increase in market rents.
Some increase in real estate rental income is expected to continue as other leases expire and are renewed at the market rental rates.

Non-Interest Expense

     The Company's non-interest expenses declined $297,000 to $1.7 million from $2.0 million and $471,000 to $5.2 million from $5.7 million for the three month and nine month periods ended September 30, 1998 and 1997, respectively.

     The Company's professional fees, data processing, corporate insurance premiums, property tax expense, FDIC insurance premiums and other operating expenses all declined. Generally, the operating expenses that declined did so as a result of continuing cost containment measures and the overall improving financial condition of the Company. The reduction in property taxes and other operating expenses is primarily the result of lower non-performing assets including OREO. The increase in occupancy expenses occurred from an increase in utilities and related expenses as a result of the full occupancy of the Bank's headquarter building.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $20.8 million, or 16.4% of total assets, at September 30, 1998, an increase of $3.8 million, from $17.0 million, or 14.6% of total assets, at December 31, 1997.

     As of September 30, 1998, the Bank had securities totaling $11.7 million pledged to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings. As of September 30, 1998, the Bank had the ability to borrow up to 20% of total assets from the FHLB upon the pledge of sufficient collateral. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.
As of September 30, 1998, the Bank had other securities totaling $1.6 million pledged as collateral for various other purposes.

     As of September 30, 1998, the Bank had access to the discount window at the FRB for a total borrowing facility of $2.0 million upon the pledge of securities, and to $3.5 million for day-light overdrafts with the FRB. At September 30, 1998 and December 31, 1997, no securities were pledged as collateral for the FRB facility.

     Capital

     At September 30, 1998, shareholders' equity was $20.1 million compared to $17.6 million at December 31, 1997.

     The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital. As of September 30, 1998, the Company and the Bank were in compliance with the all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1998:

                                                              Minimum
                                                              Capital
                                     Company     Bank     Requirement
Leverage ratio                         13.9%     13.8%        4.0%
Tier 1 risk-based capital              20.7      20.5         4.0
Total risk-based capital               22.1      21.9         8.0


Investment Activities

     At September 30, 1998, the Company's investment securities, including FHLB stock, totaled $37.1 million, or 29.1% of total assets, compared to $40.0 million, or 34.3% of total assets, at December 31, 1997. The net decline in investment securities was primarily normal principal repayment of mortgage backed securities, and maturity or call of agency securities.

     The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of five years or less.

     At September 30, 1998, investment securities held-to-maturity totaled $4.3 million, compared to $5.9 million at December 31, 1997, and are carried at amortized cost. At September 30, 1998, the Company held $31.2 million in investment securities available-for-sale, compared to $32.7 million at December 31, 1997. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as a component of comprehensive income and are not reflected in the current earnings of the Company. As of September 30, 1998, the investment securities available-for-sale had an unrealized gain of $158,000 that was included as a component of comprehensive income to reflect the current market value of these securities.

Loans

     During the first nine months of 1998, total loans increased $9.0 million, from $51.9 million at December 31, 1997 to $60.9 million at September 30, 1998. The net increase resulted primarily from disbursement of new loan commitments. The composition of the Bank's loan portfolio at September 30, 1998 and December 31, 1997 is summarized as follows:

                                            September 30,     December 31,
(Dollars in Thousands)                           1998             1997

Real estate mortgage                            $43,598         $37,826
Secured commercial and financial                  9,112           4,912
Unsecured                                         7,484           8,633
Other                                               748             553
                                                 60,942          51,924
Deferred costs and premiums
 net of fees and discounts                           14             (61)
Allowance for possible loan losses               (1,775)         (3,200)
  Total loans, net                              $59,181         $48,663

     During the first nine months of 1998, total loan commitments available increased $11.5 million to $22.2 million as of September 30, 1998 primarily as a result of new secured commercial and financial loan commitments.

     Classified Assets and Impaired Loans

     Classified assets include non-accrual loans, OREO, and performing loans that exhibit credit quality weaknesses. The table below outlines the Bank's classified assets at September 30, 1998 and December 31, 1997:

                                            September 30,  December 31,
(Dollars in Thousands)                            1998         1997

Loans - performing                              $4,253       $1,393
Non-accrual loans                                   --          171
OREO                                                58          410
  Total classified assets                       $4,311       $1,974

     On September 30, 1998, the Bank had no loans that were 90 days past due and still accruing and one loan totaling $12,000 that was past due between 31 and 89 days. Classified assets increased by 118% to $4.3 million as of September 30, 1998 compared to $2.0 million at December 31, 1997. The net increase was the result of the downgrade of one loan. The loan that was downgraded was originated in 1992 as a loan to facilitate the sale of OREO and the borrower has performed and continues to perform in accordance with the terms of the loan. As of September 30, 1998 and December 31, 1997, all OREO properties were classified.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of September 30, 1998 and December 31, 1997, the Company had impaired loans totaling zero and $171,000, respectively. The impairment was measured using the collateral value method. Total interest income recognized on impaired loans during the first nine months of 1998 and 1997 was $4,000 and $43,000, respectively.

     There can be no assurance that the Bank will not experience increases in the amount of classified assets or not experience losses in attempting to collect or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition.


     Allowance for Loan Losses

     Generally, the Bank charges current earnings with a provision for estimated losses on loans receivable. The Bank will provide an adjustment if the total allowance for loan losses exceeds the amount of estimated loan losses. The Bank recorded an adjustment for loan losses of $1.1 million for the three months ended September 30, 1998 and $1.5 million for the nine months ended September 30, 1998 compared to none for the same periods in 1997. The adjustment for loan losses reflects the amount necessary to reduce the allowance for loan losses to a level that management believes is adequate based on many factors including specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on the asset classification and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. In addition, the allowance for loan losses provides for losses that may occur in the future based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan loss experience of the Bank for the nine months ended September 30, 1998:

                                                       September 30,
 (Dollars in Thousands)                                    1998

Beginning balance of allowance
 for loan losses at December 31, 1997                     $3,200
  Charge-offs                                                 --
  Recoveries                                                  52
  Adjustment                                              (1,477)
Ending balance of allowance for loan losses               $1,775

     At September 30, 1998, the allowance for loan losses was 2.9% of total loans compared to 6.2% as of December 31, 1997. At September 30, 1998, the unallocated portion of the allowance for loan losses totaled $403,000 compared to $1.4 million at December
31, 1997.   As of September 30, 1998, the Bank had no impaired
loans outstanding that required an allocation of the allowance for loan losses, as identified in accordance with SFAS No. 114.


Deferred Tax Asset

     As of September 30, 1998, the Company's estimated total deferred tax assets net of deferred tax liabilities is estimated to be $18.5 million compared to $20.4 million as of December 31, 1997. As of September 30, 1998, the estimate includes net temporary differences of $1.4 million, tax credits of $0.5 million, and $16.6 million in net operating loss carryforward benefits.

Deposits

     The Bank had total deposits of $95.1 million at September 30, 1998 compared to $86.5 million at December 31, 1997, an increase of $8.6 million or 9.9%. The increase was attributed to short-term escrow related deposits and Association Bank Service deposits which were partially offset by a decrease in Stock Option lending related deposits. A summary of deposits at September 30, 1998 and December 31, 1997 is as follows:

                                            September 30,     December 31,
(Dollars in Thousands)                          1998              1997

Demand deposits                                $17,234          $19,691
NOW                                             16,294           15,986
Money market and savings                        22,073           16,040
  Total deposits with no stated maturity        55,601           51,717
Time deposits:
  Less than $100,000                            18,967           19,184
  $100,000 and greater                          20,531           15,618
  Total time deposits                           39,498           34,802

  Total deposits                               $95,099          $86,519

     The deposits from private and business banking customers totaled $40.6 million, or 42.7% of total deposits, at September 30, 1998, compared to $34.7 million, or 40.1% of total deposits, at December 31, 1997. The deposits from Association Bank Service customers totaled $17.7 million, or 18.6% of total deposits at September 30, 1998, compared to $17.2 million, or 19.9% of total deposits at December 31, 1997. The deposits from Escrow customers totaled $22.0 million, or 23.1% of total deposits at September 30, 1998, compared to $15.3 million, or 17.7% of total deposits at December 31, 1997. The deposits related to Stock Option transactions totaled $2.1 million, or 2.2% of total deposits at September 30, 1998, compared to $7.6 million, or 8.8% of total deposits at December 31, 1997.

     The deposits acquired through the money desk operations totaled $12.7 million, or 13.4% of total deposits at September 30, 1998, compared to $11.7 million, or 13.5% of total deposits at December 31, 1997.

Other Borrowings

     As of September 30, 1998, the Bank had long-term FHLB borrowings outstanding totaling $10.0 million secured by pledged securities totaling $11.7 million. In the future, long and short term borrowings from the FHLB may be used as an on-going source of liquidity and funding.

Year 2000 Readiness Disclosure

     The Company has adopted and is implementing a plan to identify, assess, and address issues related to the Year 2000 problem (the "Y2K Plan"). The Year 2000 (the "Y2K") problem is a computer programming issue that has occurred as a result of many computer systems being programmed to use a two digit code to identify the year. For example, the year 1998 would be signified as "98", and, therefore, the year 2000 may be mis-recognized as 1900. This could result in the miscalculation of financial data and/or result in processing errors in transactions or functions that are date sensitive.

     The following discussion of the implications of the Y2K problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Company. There also can be no guarantee that the failure of other third parties to modify their systems would not have a material adverse affect on the Company and the Bank.

     Generally, the Bank's business risks come from internal sources such as the Bank's own computer systems and from external sources such as borrowers whose businesses might be adversely impacted by the Y2K problem, deposit customers whose transactions are transmitted electronically, and other third parties such as institutions, vendors, and governmental agencies whose computer systems may have a direct or indirect adverse impact on the Bank or the Bank's customers. The Bank maintains much of its computer hardware on the premises of third party vendors, uses software under licensing agreements with vendors, and has outsourced its data processing requirements to outside vendors. As a result, the Bank is highly reliant on vendors to upgrade many of the Bank's systems to be Y2K compliant in the timeframe specified by the Y2K Plan.

     The purpose of the Y2K Plan is to manage and mitigate the business risks associated with the Y2K problem. The Y2K Plan is a five step process; identification, assessment, renovation, testing, and implementation. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank
Audit and Regulatory Committee of the Board. The Bank's internal audit function periodically performs a review of the Y2K Plan progress.

     The Bank is in the process of upgrading all of its core banking hardware and software. These mission critical system upgrades are projected to be operational by December 31, 1998 and testing is expected to be completed by March 31, 1999. The Bank has requested certification of compliance from all vendors and intends to test the compliance of all major systems. The Bank will attempt to obtain a certification of compliance of all major
systems from an independent third party where possible.   The Bank
has sent notification to all loan and deposit customers apprising them of the potential problems and requesting that they assess the compliance of their computer systems. The Bank's lending policies have been revised to require an assessment of a borrower's risks to the Y2K problem, and the assessment has been incorporated into the credit review process. In addition, the Y2K Plan includes provisions that provide for manual processes, for a limited period of time, if the Bank's systems are not operational, and that ensure that additional liquidity is available in the event of a limited disruption of customer cashflows.
     The Y2K Plan includes a contingency plan if certain tasks are not successfully completed by specified trigger dates. If the Company's mission critical systems are not compliant by March 31, 1999, the Company will take the necessary steps to correct the deficiency by implementing the contingency plan phase of the Y2K Plan which includes engaging alternate vendors who are Y2K compliant. If the Company implements the contingency phase, additional costs are likely to be incurred.

     The cost associated with executing the Y2K Plan and completing the Y2K modifications are estimated to be approximately $250,000 including approximately $160,000 for the purchase of new hardware which will be amortized over the useful life of the equipment. The funds for these modifications are from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Company's policies, are being expensed as incurred. As of September 30, 1998, approximately $225,000 of Y2K costs have been incurred. No significant information technology projects have been deferred as a result of the Y2K efforts. There can be no assurance that the cost to replace or modify the Company's date sensitive systems will not exceed the Company's present estimate or that all business risks and related exposure have been identified.

     If the Company's date sensitive systems or the systems of those third parties who have material business relationships with the Company are not Y2K compliant by January 1, 2000, the Company's business and results of operations may be materially and adversely affected. The Company could experience time delays in its daily operations and increased processing costs due to the required shift to manual processes, and the Company may not be able to provide customers with timely and pertinent information regarding their accounts which may negatively affect customer relations and lead to the potential loss of customers. In addition, the Company's clients may experience liquidity problems which may result in the Bank needing to increase its liquidity by obtaining funds from other more expensive sources including money desk deposits, or borrowing from the FHLB or FRB.

     While there can be no assurances, the Company believes that the greatest risk for disruptions to its business exists with Y2K noncompliance of third parties that have major business relationships with the Company. The possible consequences of noncompliance by third parties include, among other things, delays in processing daily deposits and withdrawals, and an increase in loan delinquencies from potential business failures. These risks are inherent in the industry and not specific to the Company. The Company is unable to estimate the potential financial impact of the scenarios described above. However, the Company believes that its Y2K Plan should reduce any material adverse effect that any such disruption may have.

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

page 18
                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  October 28, 1998                      /s/ James E. Gilleran

                                             James E. Gilleran
                                             Chairman of the Board and
                                              Chief Executive Officer



Date:  October 28, 1998                      /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer and
                                              Executive Vice President