Form 10-K
period 1998-12-31
SAN FRANCISCO CO
filed 1999-03-26
CIK 351238

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

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

                    Yes X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 22, 1999, was $19,037,269 computed by reference to the higher of the bid price or the price at the last sale of the Class A Common Stock as reported by First
Security Van Kasper, the sole market maker of such stock.

The Registrant had 31,728,782 shares of Class A Common Stock outstanding on March 22, 1999.


PAGE

                         THE SAN FRANCISCO COMPANY

                      1998 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENT

                                  PART I
                                                                  Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .  6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .  6

Item 4.   Submission of Matters to a Vote of Security Holders. . .  6

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
Shareholder Matters. . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .  8

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . .  9

Item 7A.  Quantitative and Qualitative Disclosure About Market
Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 8.   Financial Statements and Supplementary Data. . . . . . . 27

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures . . . . . . . . . . . . . . . 56

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . 56

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 56

Item 12.  Security Ownership of Certain Beneficial Owners and
Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

Item 13.  Certain Relationships and Related Transactions . . . . . 56

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

PAGE

                                  PART I

ITEM 1 - BUSINESS

The Company and the Bank

     The San Francisco Company (the "Company"), a Delaware corporation, is a one-bank holding company registered under the Bank Holding Company Act of 1956, for Bank of San Francisco (the "Bank"), a California state chartered bank organized in 1978 whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), subject to applicable limits. The Company was organized in California in 1981 and reincorporated in Delaware in 1988. The Bank, which the Company acquired through a reorganization in 1982, is the only direct subsidiary of the Company and accounts for over 99% of the consolidated assets of the Company. The Bank delivers its services from its headquarters building, Bank of San Francisco Building, at 550 Montgomery Street (at Clay Street), San Francisco, California 94111, and its phone number is (415) 781-7810. The Bank's web-site on the Internet is banksf.com.

     The Company's Class A Common Stock, par value $0.01 per share (the "Common Stock" or "Common Shares"), is not traded on an exchange. The sole market maker of the Common Stock is First Security Van Kasper. The bid price for the Common Stock as reported by First Security Van Kasper on March 22, 1999 was $0.60 per share.

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

     The Bank's marketing strategy focuses on establishing banking relationships with privately and closely held businesses, and their owners and operators whose financial needs require customized banking programs. At December 31, 1998 and 1997, Private and Business Banking customers deposits totaled approximately $41.2 million and $34.7 million, representing approximately 43.1% and 40.1% of the Bank's total deposits, respectively. At December 31, 1998 and 1997, Private and Business Banking customers loans totaled approximately $72.2 million and $49.8 million, representing approximately 97.6% and 96.0% of the Bank's total loans, respectively.

Association Bank Services

     Established in 1987, Association Bank Services (the "ABS") provides deposit and financial management services to homeowner and community associations throughout California. The Bank offers its ABS customers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services. In addition, the Bank offers lockbox services, courier services, expedited deposit processing and special handling of accounts. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1998 and 1997, ABS customers' deposits totaled approximately
$19.2 million and $17.2 million, representing approximately 20.0% and 19.9% of the Bank's total deposits, respectively. At
December 31, 1998 and 1997, ABS customers loans totaled approximately $1.5 million and $1.6 million, representing approximately 2.0% and 3.1% of the Bank's total loans, respectively.

     The Bank also offers a certificate of deposit placement service (the "CD Placement") designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

     Although a substantial portion of the individual ABS deposit accounts are fully insured and, therefore, could generally be considered stable, a small number of ABS customer account managers control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits. As of December 31, 1998, no one account manager controlled more than 2% of total deposits.

Stock Option Services

     Begun in 1984, Stock Option Services provides a range of discount brokerage services, combined with a program to facilitate the exercise of stock options by employees of publicly held companies.

     The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost.
In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell all or a portion of the stock acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At
December 31, 1998 and 1997, the Bank had total stock option loans outstanding of $253,000 and $500,000, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

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

     Historically, approximately 35% of Stock Option Services' clients have generated over 90% of the fee income from stock option transactions. These transactions accounted for 57% of total commission revenue in 1998. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of clients exposes the Bank to the possibility of losing significant non-interest income if it loses some of these clients. Total commission revenue generated by Stock Option Services was $1.1 million, $1.4 million and $1.2 million for 1998, 1997 and 1996, respectively, representing 11.3%, 12.4%, and 16.1% of the Company's gross revenue for the same periods, respectively. The earnings generated by Stock Option Services is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade. Management considers the fee income produced by Stock Option Services to be volatile, and there can be no guarantee that income levels from this activity can be maintained at current levels.

Escrow Services

     Begun in 1989, the Corporate Escrow Services Department (the "Escrow") provides primarily non-real estate escrow services, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow services has always made a modest contribution to operating profit and provided deposits to fund other business activities. At December 31, 1998 and 1997, Escrow deposits totaled approximately $19.2 million and $15.3 million, representing approximately 20.1% and 17.7% of the Bank's total deposits, respectively.

Trust Services

     The Bank was granted trust powers in late 1989. The Bank suspended its trust activities in 1996 because the trust activities never achieved the size necessary to generate the revenues required to cover direct costs. The Bank will consider the resumption of trust activities in the future.

Financial Information Regarding the Operations of the Company

     Financial information regarding the operations of the Company and the Bank is disclosed in the Company's consolidated financial statements.

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

Employees

     At December 31, 1998, the Company and the Bank employed 56 persons, consisting of 54 full-time and 2 part-time employees.

Regulation and Supervision

     Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

     Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress from time to time. Such legislation came close to passage in 1998, and several such bills are presently pending. The Company cannot determine the ultimate effect that any potential legislation, if enacted, would have upon the financial condition or operations of the Company and the Bank, but the general effect of recent legislation has been to increase competition among various types of financial institutions.

     On December 4, 1998, the Federal Reserve Board announced that on November 30, 1998, Mr. Putra Masagung, the beneficial owner of 45.5% of the Company's Common Stock and PT Gunung Agung, the beneficial owner of 52.3% of the Company's Common Stock entered into a Voting Trust Agreement. Mr. Masagung and PT Gunung Agung retained their individual beneficial interest but collectively transferred voting control of 97.8% of the Company's Common Stock to a Trustee under the terms of a Voting Trust Agreement (the "Agreement") effective January 4, 1999 which has been filed with the Securities and Exchange Commission. Under the terms of the Agreement, the Trustee shall dispose of the shares upon instructions from Mr. Masagung and PT Gunung Agung.

     Since February 11, 1999, the Company and the Bank have not been operating under any regulatory orders or agreements.

  The Company

     The Company, as a bank holding company, is subject to regulation under the U.S. Federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Federal Reserve Board and subject to the supervision of the Federal Reserve Bank of San Francisco (collectively, the "FRB"). It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and conduct its operations in a safe or sound manner.

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

  The Bank

     The Bank is a California state-chartered bank and is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions (the "DFI") and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the FRB. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

     The regulations of state and federal bank regulatory agencies govern many aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the payment of dividends, and potential expansion.

     The Bank is subject to the California banking laws and to regulation, supervision and periodic examination by the DFI. The California banking laws, among other matters, regulate: (a) the conduct of the banking business; (b) accounts, including types of deposit accounts and claims made thereon; (c) loans, including limitations on obligations to the bank by borrowers in general and by the bank's insiders; and (d) mergers, consolidations and conversions of banks, including changes in control of banks. California interstate banking and branching law allows the interstate acquisition of whole banks which have been in existence for more than five years and authorizes expanded correspondent bank agency relationships among affiliated and unaffiliated insured banks.

     The Federal Reserve Act and FRB regulations, some of which are applicable to state nonmember banks under regulations of the FDIC, place limitations and conditions on loans or other extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders ("insiders"); any company controlled by any such insiders; or any political or campaign committee controlled by such insiders.

     Effective January 1, 1999, the FDIC's rules limiting the non-agency activities of state-chartered insured banks and their subsidiaries to those activities permissible to national banks were revised and liberalized. Such activities, including real estate investment and securities activities, are subject to a variety of notice or application procedures and general and specific safety and soundness restrictions.

     In response to various business failures in the savings and loan and commercial banking industries, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). Among other things, FDICIA addresses prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies.

     FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits.

     Under FDICIA, the FDIC has adopted a revised risk-based assessment system for deposit insurance, under which depository institutions are charged between 0 and 27 basis points for every $100 in insured domestic deposits depending on such institution's capital level and supervisory rating. The Bank's present assessment is zero. The Bank is assessed a surcharge for the Financing Corporations (the "FICO") bonds which were issued to help fund the cost associated with the savings and loan crisis. The Bank is presently assessed an annual FICO surcharge of approximately 0.012% of average deposits through 1999 and 0.0243% of average deposits from 2000 through 2017.
  Compliance of the Bank and the Company with Year 2000 data processing matters is discussed elsewhere in this document. The Bank is monitoring the promulgation by the federal bank regulatory agencies of "know your customer" guidelines.

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

     Prompt Corrective Action. As noted above, FDICIA amended the Federal Deposit Insurance Act (the "FDIA") to establish closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater and earlier scrutiny and more restrictions on institutions as their requirements for additional capitalization increases. Affected institutions may, for example, be required to: sell additional capital, including voting shares; restrict transactions with affiliates; restrict interest rates paid on deposits; restrict asset growth or reduce total assets; terminate, reduce or alter any risky activities; elect new directors and install new management; cease accepting deposits from correspondent depository institutions; or divest or liquidate certain subsidiaries. A parent holding company of an undercapitalized bank is expected to guarantee that the bank will comply with the bank's capital restoration plan until the bank has been adequately capitalized, on the average, for four (4) consecutive quarters. A bank holding company may be required to divest itself of any affiliate of the institution (other than another insured depository institution) under certain conditions.


ITEM 2 - PROPERTIES

     The following table sets forth certain information concerning the Bank's sole real property lease commitment:

                        Rentable
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

     As of December 31, 1998, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $5.0 million, lease interests totaling $2.0 million, and furniture and equipment totaling $500,000. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease, including lease extensions, or their estimated useful lives, whichever is shorter.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a 1998 Annual Meeting.  The 1999
Annual Meeting has been set for May 19, 1999, 10:00 am, at the Company's headquarters, 550 Montgomery Street, 11th floor, San
Francisco, California.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
 AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is not listed on any exchange or the National Association of Securities Dealers' Automated Quotation System. First Security Van Kasper of San Francisco, California is the sole market maker in the Company's Common Stock. The following table sets forth the high and low bid prices for the Common Stock based upon information provided by First Security Van Kasper market from January 1997 to December 31, 1998. The last known trades of the Common Stock occurred on December 11, 1998 for 40,000 shares at a price of $0.35 per share.

                                        1998              1997
Quarter                             High    Low        High   Low

First                               $0.60   $0.45      $0.40  $0.40
Second                               0.60    0.45       0.40   0.40
Third                                0.60    0.45       0.40   0.40
Fourth                               0.45    0.35       0.55   0.40

     None of the Company's preferred stock was listed on any exchange or traded in any other public market since 1988.

Holders

     As of December 31, 1998, the number of holders of record of the Company's Common Stock and Series B Preferred Shares was 405 and 11, respectively, which management believes is in each case less than the number of actual beneficial owners because of the number of shares held by known nominees.

Dividends

     The Bank is subject to certain regulatory restrictions regarding payment of dividends to the Company as set forth in the California Financial Code.

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and Federal regulations. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors declared a cash dividend on the Series B Preferred Stock for stockholders of record on July 1, 1998 that was paid on July 15, 1998 totaling $3.92 per share and for stockholders of record on December 31, 1998 that was paid on February 26, 1999 totaling $0.28 per share.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December
31:

                           1998        1997        1996      1995       1994
(Dollars in
Thousands except
for per share data)

FINANCIAL CONDITION DATA:
Total assets           $140,136    $116,617    $104,001  $114,862   $156,780
Total loans              73,980      51,924      43,762    53,208    106,452
Total securities
held-to-maturity          3,846       5,864       6,943        --      7,859
Total securities
available-for-sale       34,235      32,669      28,348     6,536      2,211
Total deposits           95,688      86,519      91,166   105,673    147,148
Other borrowings         20,000      10,000          --        --      4,070
Shareholders' equity     22,704      17,570      11,064     6,880      2,129

OPERATING DATA:
Total interest income    $8,782      $8,026      $7,242   $10,691    $12,651
Total interest expense    3,411       2,890       3,127     4,415      4,863
Net interest income       5,371       5,136       4,115     6,276      7,788
Provision (adjustment)
for loan loses           (1,627)     (2,820)         --       500      3,799
Net interest income after
  provision (adjustment)
for loan losses           6,998       7,956       4,115     5,776      3,989
Total non-interest income 3,891       3,502       3,327     5,014      2,135
Total non-interest exp.   6,907       7,509       6,998    10,301     39,018
Income(loss) before taxes 3,982       3,949         444       489    (32,894)
Provision (benefit) for
 income taxes            (1,060)     (1,494)       (258)      153        142
Net income (loss)        $5,042      $5,443        $702      $336   $(33,036)

OTHER DATA:
Return on average assets    4.0%        5.0%        0.7%      0.3%     (16.8)%
Return on average equity   26.7        45.2         7.9       6.8     (183.0)
Average equity to
average assets             15.0        11.0         8.3       3.7        9.2
Equity to assets           16.2        15.1        10.6       6.0        1.4
Interest rate spread        3.7         4.0         3.7       4.3        5.0
Net interest margin         4.7         5.1         4.4       5.0        5.1
Non-performing assets
 to total assets            0.0         0.5         8.2      13.1       12.8
Average interest-earning
assets to average interest-
  bearing liabilities     133.7       138.2       119.3     121.5      105.1
Non-interest expenses
to average assets           5.5         6.8         5.0       6.0       19.8
Net interest income, after
 provision (adjustment)
  for loan losses, to
non-interest expense      101.3       105.9        58.8      56.1       10.2
Loan charge-offs net of
(recoveries) as a percent
  of average loans         (0.1)       (0.8)        0.6       1.4        4.4
Allowance for loan
losses as a
 percent of loans           2.2         6.2        12.9      11.1        6.2

PER SHARE DATA:
Common shares
outstanding,
end of period        31,728,782  31,723,782  28,775,995 5,765,978  5,766,008
Preferred shares
outstanding,
end of period            15,869      15,869      15,869   231,291     16,291

Common Shares:
Book value per
common share              $0.71       $0.55       $0.38     $0.43      $0.37
Income (loss) per
weighted average
common share
 Basic                     0.16        0.18        0.12      0.05     (10.73)
 Diluted                   0.15        0.17        0.03      0.03     (10.73)

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

     The Company recorded net income of $5.0 million for the year ended December 31, 1998, following net income of $5.4 million in 1997 and $702,000 in 1996. The net income in 1998 and 1997 was comprised primarily from four sources; 1) core operating earnings,
2) gain on sale of assets, 3) an adjustment for loan loss provision, and 4) the recognition of the tax benefit of certain deferred tax assets. The net income in 1996 resulted primarily from the sale of problem assets.

Results of Operations - Years Ended December 31, 1998, 1997 and
1996

     Net Interest Income

     One of the fundamental measures of the Bank's results of operations is net interest income. Net interest income is the difference between the combined yield earned on interest earning assets and the combined rate paid on interest bearing liabilities.


     The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1998. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.

PAGE 9
                    1998                 1997                   1996
(Dollars
in Thou-  Average Income/ Yield/ Average Income/ Yield/ Average Income/ Yield/
  sands)  Balance Expense Rate   Balance Expense Rate   Balance Expense Rate

Assets
Interest-
earning
assets:
 Federal
funds and
time
deposits $21,038  $1,133  5.4%   $19,914  $1,114  5.6%  $22,452  $1,248  5.6%
 Investment
securi-
ties      37,404   2,262  6.0     38,434   2,345  6.1    29,128   1,752  6.0
 Loans,
net (1)   56,225   5,387  9.6     42,389   4,567 10.8    42,012   4,242 10.1
 Total
interest-
earning
assets   114,667   8,782  7.7    100,737   8,026  8.0    93,592   7,242  7.7%

Non-interest
earning
assets    10,956                   9,134                 13,365
 Total
assets  $125,623                $109,871               $106,957

Liabilities
and Equity
Interest-
bearing
liabilities:
 Interest-
bearing
deposits $75,146   2,778  3.7%   $72,299  $2,798  3.9    $78,403   3,124  4.0
 Other
borrow-
 ings     10,644     633  6.0        575      34  6.0         38       3  7.9
 Total
interest-
bearing
liabil-
ities     85,790   3,411  4.0     72,874   2,832  4.0     78,441   3,127  4.0
 Series B
Preferred
Stock                                111      58 52.3         --      --   --

Non-interest
bearing
lia-
bilities  20,982                  24,959                  19,660
Stock-
holders'
equity    18,851                  11,927                   8,856
 Total
lia-
bilities
and
stock-
holders'
equity  $125,623                $109,871                $106,957
 Net
interest
income            $5,371                  $5,136                  $4,115

Primary
interest spread          3.7%                    4.0%                    3.7%

Margin as a percent
of earning assets:
  Interest income        7.7%                    8.0%                    7.7%
  Interest expense       3.0                     2.9                     3.3
Net interest margin      4.7%                    5.1%                    4.4%

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

                                   1998 versus 1997    1997 versus 1996
(Dollars in Thousands)             Rate  Volume  Net   Rate  Volume   Net

Interest-earning assets:
  Federal funds and time deposits  $(42)     61   19     $8  $(142) $(134)
  Investment securities             (21)    (62) (83)    26    567    593
  Loans, net                       (550)  1,370  820    286     39    325
  Total interest-earning assets    (613)  1,369  756    320    464    784

Interest-bearing liabilities:
  Interest-bearing deposits         (59)     39  (20)   (92)  (234)  (326)
  Other borrowings                  (83)    624  541      1     88     89
  Total interest bearing lia-
     bilities                      (142)    663  521    (91)  (146)  (237)
Change in net interest income     $(471)   $706 $235   $411   $610 $1,021


     The Company's interest income increased during 1998 from 1997 primarily as a result of the increase in loans outstanding. Interest income and dividends on Federal funds sold and investment securities was $3.4 million in 1998 compared to $3.4 million in 1997 and $3.0 million in 1996. Average portfolio balances were $58.4 million in 1998 compared to $58.3 million in 1997 and $51.6 million in 1996, and average portfolio yields were 5.8%, 5.9%, and 5.8% in 1998, 1997, 1996, respectively.

     The Company's interest income increased during 1997 from 1996 primarily as a result of the increase in interest-bearing investment securities, increase in the yield on loans from an increase in earning loans, and a decrease in interest-bearing liabilities.

     Interest expense for 1998 was $3.4 million compared to $2.9 million for 1997 and to $3.1 million for 1996. The increase was primarily attributable to an increase in average other borrowings to $20.0 million at the end of 1998 from $10.0 million at the end of 1997 and zero at the end of 1996. The average cost of deposits and borrowings for 1998 was 4.0% as compared to 4.00% for both 1997 and 1996.

  Provision (Adjustment) for Loan and Lease Losses

     During 1998, 1997, and 1996, the Bank reduced the allowance for loan and lease losses by $1.6 million, $2.8 million, and zero, respectively. The adjustment in 1998 reduced the total allowance for loan and lease losses as a percent of total loans to 2.2% at the end of 1998 from 6.2% at the end of 1997. The adjustment in 1997 reduced the total allowance for loan and lease losses as a percent of total loans to 6.2% at the end of 1997 from 12.9% at the end of 1996. The reduction in the Company's allowance for loan and lease losses to a level that management believes is adequate was based on many factors that are more fully discussed under "Loans -- Allowance for Loan and Lease Losses".

  Non-Interest Income

     Non-interest income increased $389,000 or 11.1% in 1998 as compared to 1997, primarily as a result of the reinstatement of a note receivable related to a loan previously charged-off as other income. Income from real estate rental income increased in 1998 compared to 1997 as a result of the increase in the rental of available space in the Bank's headquarter building. In addition, other services charges and fees increased as a result of higher volumes transaction volumes. The net increase in non-interest income in 1998 compared to 1997 included a decline in brokerage commissions as a result of a decline in transaction volumes due primarily to the decline in stock values during the second half of 1998.

     Non-interest income increased $175,000 or 5.3% in 1997 as compared to 1996, primarily as a result of an increase in stock option and brokerage fees, other service charges and fees and other income. Real estate rental income and gain on sale of assets were lower in 1997 than in 1996 due primarily to lower other real estate owned assets.

     The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                               1998    1997    1996

  Stock option commissions and brokerage fees      $1,051  $1,416  $1,201
  Real estate rental income                         1,114     896   1,028
  Service charges and fees                            683     603     444
  Other income                                        563     116      14
  Loss on sale of investment securities, net           --      (6)     --
  Gain on sale of other assets, net                   480     477     640
  Total non-interest income                        $3,891  $3,502  $3,327

  Non-Interest Expense

     For the year ended December 31, 1998, non-interest expenses decreased $602,000, or 8.0%, from the year ended December 31, 1997. The reduction was primarily attributed to an adjustment to the accrual for legal related costs that reduced other operating expenses, lower professional fees, and lower costs related to problem assets.

     For the year ended December 31, 1997, non-interest expenses increased $511,000, or 7.3%, from the year ended December 31, 1996. The increase was primarily attributed to higher salaries and related benefits which was partially offset by reductions in other costs related to credit quality, professional fees, equipment expense, and insurance.

     The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)             1998    1997   1996

  Salaries and related benefits  $4,272  $4,203 $3,252
  Occupancy expense               1,142   1,192  1,165
  Data processing                   403     431    304
  Professional fees                 398     530    629
  Insurance premiums                218     228    319
  Equipment expense                 176     198    345
  FDIC insurance premiums            24      98    204
  Other operating expenses          274     629    780
  Total non-interest expense     $6,907  $7,509 $6,998


     The increase in salaries and related expenses in 1998 of $69,000 compared to 1997 was primarily the result of an increase in staffing levels. The increase in salaries and related expenses in 1997 of $951,000 to $4.2 million from $3.3 million in 1996 was primarily the result of increases in incentive compensation accruals. The incentive compensation accruals increased based on the Company's strong financial performance in 1997. The compensation expense included incentives costs of $960,000, $970,000, and $17,000 for 1998, 1997 and 1996, respectively.

     The Company's expenses for professional services were $398,000 in 1998 compared to $530,000 in 1997, and $629,000 in 1996. The
Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses declined in 1998, 1997 and 1996 primarily as a result of a lower level of professional services required to manage problem assets, the reduction in litigation matters, and the reduction in activities related to regulatory concerns and recapitalization.

     The decline in other operating costs of $355,000 in 1998 compared to 1997 resulted primarily from the reduction of $225,000 in an accrual for legal related costs and a reduction in costs related to non-performing assets by $248,000 due primarily to a write-down of certain other real estate owned (the "OREO") properties in 1997. The decline in other operating costs of $151,000 in 1997 resulted primarily from reductions in real estate owned property tax expense and provisions for declines in the market value of other real estate owned assets.

  Provision (Benefit) for Income Taxes

     The income tax benefit was $1,060,000 for 1998 compared to $1.5 million for 1997 and to $258,000 in 1996. The 1998 income tax benefit was related to the Company's recognition of additional net deferred tax asset and a federal income tax refund for taxes paid in prior periods. In 1997, the Company recognized a net deferred tax asset resulting in the tax benefit in the income statement of $1.5 million. The income tax benefit in 1996 resulted from utilizing an acceptable alternative method of calculating the Company's Delaware franchise tax which resulted in a refund of the 1994 and 1995 franchise taxes of $270,000 and a reduction in 1996 period taxes of $141,000.

     As required by SFAS No. 109, the realizability of deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. As of December 31, 1998, the total net deferred tax asset was $2.1 million. The resulting adjustments to the amount of realizable deferred tax assets of $600,000 in 1998 and $1.5 million in 1997 were made based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved.

     The Company did not have any current Federal income tax expense in 1998, 1997 and 1996 as a result of tax operating loss carryforwards from losses in previous years. The effective tax rates for the years ended December 31, 1998, 1997 and 1996, were (26.6)%, (37.8)% and (58.1)%, respectively. For each of the years ended December 31, 1998, 1997 and 1996, the federal statutory tax rate applicable to the Company was 34%.

     As of December 31, 1998, the Company had temporary differences and net operating loss carryforwards for federal tax purposes of approximately $48.2 million which begin expiring in 2007, and for California tax purposes of approximately $17.5 million, which began expiring in 1998. As of December 31, 1998, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and other tax credits of approximately $276,000 which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

Financial Condition

  Total Assets

     The Company's total assets were $140.1 million as of December 31, 1998 an increase of $23.5 million or 20.2% compared to $116.6 million at December 31, 1997 and compared to $104.0 million at December 31, 1996. In 1997 and 1998, management continued its strategy to build the Bank's loan portfolio.

  Liquidity

     Liquidity is the Bank's ability to meet the present and future cash needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally increases or decreases as a result of fluctuations in the Bank's loans and deposits. The Bank maintains liquid assets of cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1998, the Company's cash and cash equivalents were $14.9 million or 15.6% of total deposits and 81.7% of non-interest bearing deposits. At December 31, 1997, the Company's cash and cash equivalents were $17.0 million or 19.7% of total deposits and 86.3% of non-interest bearing deposits.

     In 1998, the Company's principal source of liquidity was repayment of loans, loan participations and sales, maturity or sale of investment securities, new core deposits, long and short-term secured borrowing, and earnings. The Bank's access to some of these sources of liquidity may be limited for various reasons including some contractual maturities of more than two years, the inability of borrowers to repay loans according to the contractual terms, and limited collateral available to pledge under other borrowing arrangements.

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

     Investment securities held-to-maturity may include United States Treasury and Federal agency securities, investments in certificates of deposit, and mortgage-backed securities. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of 19 and 31 months at December 31, 1998 and 1997, respectively, and are carried at amortized cost. At December 31, 1998 and 1997, the investment securities held-to-maturity portfolio includes $3.8 million and $5.9 million, respectively, in fixed rate balloon mortgage-backed security investments.

     Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, mortgage-backed securities, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income under shareholders' equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and reclassified from other accumulated comprehensive income. At December 31, 1998 and 1997, the Bank held $34.2 million and $32.7 million as investments available-for-sale, respectively. At December 31, 1998, other accumulated comprehensive income was increased by $79,000, and at December 31, 1997, $16,000 was charged against other accumulated comprehensive income to reflect the market value adjustment net of taxes to the securities available-for-sale.

     The tables below sets forth certain information regarding the carrying value and the weighted average yields of the Bank's investment securities portfolio by final contractual maturity at December 31, 1998:

                            Available for Sale
                                                                  Total
                              Within    One to     More than-    Investment
                            One Year  Five Years   Five years    Securities
(Dollars in Thousands)
U.S. Treasury                     --       $302            --         $302
   Average yield                  --        5.1%           --          5.1%

Agency securities                 --    $13,060        $8,000      $21,060
  Average yield                   --        5.9%          6.0%         6.0%

Mortgage-backed securities    $2,360     $6,671        $3,842      $12,873
  Average yield                  6.7%       5.9%          5.8%         6.0%
Total                         $2,360    $20,033       $11,842      $34,235
  Average yield                  6.7%       5.9%          6.0%         6.0%


                             Held to Maturity
                                                      Total
                                     One to         Investment
                                     Five Years     Securities
(Dollars in Thousands)
Mortgage-backed securities              $3,846         $3,846
  Average yield                            5.4%           5.4%

     Expected maturities of mortgage-backed securities can differ from final contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties, and the expected maturity of agency securities can differ from final contractual maturity because the issuer may have the right to prepay the obligation prior to final contractual maturity.

     As of December 31, 1998 and 1997, the Bank held 19,710 and 14,986 shares, respectively of stock in the Federal Home Loan Bank of San Francisco (the "FHLB") as a membership requirement with a carrying and market value of $2.0 million and $1.5 million, respectively. The FHLB stock has no term to maturity. As of December 31, 1998 and 1997, the Company and the Bank had no derivative financial instruments.

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

     At December 31, 1998 and 1997, the Bank had net loans out-standing of $72.2 million and $48.7 million, respectively, which represented approximately 75.5% and 56.3% of the Bank's total deposits at those dates and approximately 51.5% and 41.8% of the total assets of the Company. During 1998, the Bank originated, purchased and participated in loans outstanding totaling $35.0 million, compared with $24.9 million during 1997. The interest rates charged on the Bank's loans have varied with the degree of risk, maturity, market interest rates, funds availability, and governmental regulations, and have been subject to competitive pressures. Approximately 45.0% of the Bank's loans have interest rates that either adjust quarterly, or more frequently, based on the Bank's prime rate, the eleventh district cost of funds, or the one-year treasury constant maturity, or mature within 90 days.

     At December 31, 1998, the Bank had no direct loans to foreign borrowers. Based on the best information available at this time, management does not believe that the uncertainties and volatility in the Asian financial markets will have a direct negative impact on the credit quality of the Bank's assets.

     Real Estate Secured Loans The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity of the loans. The typical purpose of these loans is the acquisition or re-financing of real property securing the loan.
The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrowers' cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. The Bank's real estate secured loans typically bear a floating rate of interest based on either the prime rate, eleventh district cost of funds, or a treasury constant maturity index. The Bank has made and will continue to consider fixed rate loans.

     Loans collateralized by real estate represent the Bank's largest loan concentration. As of December 31, 1998 and 1997, approximately 68.7% and 72.8%, respectively, of the Bank's total outstanding loan portfolio was secured by real estate. The Bank mitigates concentration risk by diversifying the type of real estate and the geographic location of the collateral. The largest concentration of real estate loans is collateralized by commercial real estate which is 53.0% of total outstanding loans. The largest concentration of commercial real estate loans by type of underlying collateral is commercial office properties which total $15.2 million or 10.9% of total assets. The largest geographic concentration in San Francisco totals $18.7 million, or 13.4% of total assets. The largest real estate secured loan was approximately 2.8% of total assets as of December 31, 1998. As of December 31, 1998, the Bank's real estate loan portfolio consists primarily of loans with principal amounts of between $100,000 and $4.0 million which generally have terms of maturity of between one and fifteen years.

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

     As of December 31, 1998 and 1997, the Bank had secured commercial and financial loans outstanding of $10.1 million and $4.9 million constituting approximately 13.6% and 9.5% of the Bank's total outstanding loan portfolio, respectively. As of December 31, 1998, approximately 37.6% of the Bank's gross secured commercial and financial loan commitments were scheduled to mature within one year. As of December 31, 1998, the largest secured commercial and financial loan commitment accounted for less than 2% of the Bank's total assets.

     Unsecured Loans The Bank offers a variety of unsecured loans including commercial and financial loans and loans to individuals. The purpose of unsecured loans includes revolving lines of credit for personal investing or cash flow management, home or business improvements, working capital loans, and letters of credit. In underwriting unsecured loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower. The Bank's unsecured loans typically have a floating rate of interest based on the prime rate. The Bank's unsecured loans are primarily in prin-cipal amounts of at least $100,000 and generally have terms of one year or less. In addition, the Bank will extend unsecured credit under a credit card arrangement as an accommodation for qualifying borrowers. As of December 31, 1998, the Bank had credit card commitments totaling $511,000 with outstanding balances of $163,000.

     As of December 31, 1998 and 1997, the Bank's unsecured loan commitments totaled $22.7 million and $15.6 million and had outstanding balances totaling $11.8 million and $8.6 million and were 15.9% and 16.6%, respectively, of the Bank's total outstanding loan portfolio. The Bank's largest unsecured loan accounted for less than 2.0% of total assets as of December 31, 1998.

     Other Loans and Leases The Bank offers a variety of other loans and leases including stock option loans and lease financing. The stock option loans typically have a floating rate of interest based on the prime rate and have a term of less than 30 days. See "Stock Option Services." As of December 31, 1998 and 1997, stock option loans totaled $253,000 and $553,000 and were 0.4% and 1.0%, respectively, of the Bank's total loan portfolio. The lease financing receivables totaled $893,000 at December 31, 1998.

     Lending Policies and Procedures The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan, Investment and Special Assets Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital and reserves on secured loans and to 15% of capital and reserves on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. Of the $47.0 million in loan commitments added in 1998, a total of $18.7 million were to borrowers that each have loan commitments from the Bank of $1.0 million or more. Generally, any new or renewing loan where the Bank's total borrower credit exposure is over $1.0 million requires the approval of the Loan, Investment and Special Assets Committee of the Board. All other loans where the total borrower exposure is $1.0 million and less can be approved by executive management.

     The Bank assesses the lending risks, economic conditions and other relevant factors related to the quality of the Bank's loan portfolio in order to identify possible credit quality risks. The Bank has engaged a third party professional firm to perform certain agreed upon procedures relating to credit quality and loan classification. These credit review consultants review a sample of loans periodically and report the results of their findings to the Audit Committee of the Bank's Board of Directors. Results of reviews by the credit review consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management in determining the level of the allowance for loan and lease losses.

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

  Composition of Loan and Lease Portfolio The composition of the Bank's loan portfolio at December 31, is summarized as follows:


(Dollars in Thousands)               1998    1997    1996    1995    1994

Real estate mortgage              $50,845 $37,826 $28,022 $37,049$ 71,153
Secured commercial and financial   10,054   4,912   6,229   7,379  20,906
Unsecured                          11,771   8,633   7,800   7,604  12,052
Other loans and leases              1,310     553   1,711   1,176   2,341
                                   73,980  51,924  43,762  53,208 106,452
Deferred fees, net                   (144)    (61)   (190)   (180)   (388)
Allowance for possible
loan and lease losses              (1,625) (3,200) (5,663) (5,912) (6,576)
Total loans and leases, net       $72,211 $48,663 $37,909 $47,116 $99,488

     The following table presents the loan portfolio at December
31, 1998 based upon the final contractual maturity date allocated into maturity categories. This table does not reflect anticipated prepayment of loans.

                                          One to   After
                                  Within    Five    Five
(Dollars in Thousands)          One Year   Years   Years   Total

Real estate mortgage              $4,920 $15,204 $30,721 $50,845
Secured commercial and financial   3,759   6,251      43  10,054
Unsecured                          8,372   2,776     623  11,771
Other                                417      --     894   1,310
  Total loans                    $17,468 $24,231 $32,281 $73,980

     Adjustable rate loans total $49.9 million, or 67.4% of total loans, including $28.6 million with rates that adjust immediately based on prime rate. Fixed rate loans and loans with next adjustment dates beyond two years total $24.1 million, or 32.6% of the Bank's total loan portfolio, have a weighted average yield of 8.7% and an average final maturity date of within 8.5 years. As of December 31, 1998, fixed rate loans with pre-payment penalties totaled $9.9 million. Generally, the prepayment penalty provisions are effective for the first one to three years from the date of origination.

     There were $9.5 million in loans, or 12.8% of total loans, that adjust at least annually based on the FHLB eleventh district cost of funds index ("Cofi") which have a weighted average yield of 8.3% and a weighted average term to final maturity of approximately
10.3 years, as of December 31, 1998. Generally, these loans have a weighted average annual interest rate change limit of 2.00% and a life-time interest rate floor and cap of 6.3% and 14.6%, respectively. The Bank also held $11.1 million in loans, or 15.0% of total loans, that have an initial fixed term of two years and then adjust quarterly based on the one-year treasury constant maturity index. As of December 31, 1998, the yield on these loans was 8.5% and the average term to final maturity was approximately
9.1 years.

  Non-performing Assets

     Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". A loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1998, the Bank had no impaired loans. At December 31, 1997, the Company measured the impairment of all impaired loans totaling $171,000 using the collateral value method. For the year ended December 31, 1998 and 1997, the weighted average impaired loans outstanding was $34,000 and $924,000, respectively. Total interest recognized on impaired loans during 1998 was $3,000 compared to $13,000 in 1997, and the related allowance for loan losses totaled $26,000 at December 31, 1997.

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

     In 1998, the Bank reduced its non-performing asset portfolio by $530,000, from $581,000 as of December 31, 1997 to $51,000 as of
December 31, 1998, through asset sales, and loan repayments. Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses.

  The table below outlines the Bank's non-performing assets as of December 31:

(Dollars in Thousands)                    1998   1997   1996    1995    1994

Non-accrual loans                           --   $171 $3,400  $7,511  $9,377
Other real estate owned, net               $51    410  5,133   7,514  10,021
Real estate investment, net                 --     --     --     236     682
  Total non-performing assets              $51   $581 $8,533 $15,261 $20,080

Non-performing assets as a percentage
  of total loans, OREO outstanding         0.1%   1.1%  17.4%   24.7%   16.7%

Loans past due 90 days or more and accrual  --     --     --      --  $  940

Loans restructured and in compliance
  with modified terms                       --     --  4,109   4,126   6,317

     At December 31, 1998, the Bank had no loans that were delinquent 31 days or more. For each of the years ended December 31, 1998, 1997, and 1996, interest income foregone on restructured loans was zero. The amount of gross interest income that would have been collected for non-accrual loans if all such loans had been performing in accordance with their original terms was zero, $2,000, and $29,000, in 1998, 1997 and 1996, respectively.

     Allowance for Loan and Lease Losses Generally, the Bank's method of analyzing the adequacy of its allowance for loan and lease losses is based on the evaluation of fair value of the underlying collateral, known risks, trends, and other factors. The fair value of the underlying collateral is based on current market conditions, appraisals, and estimated sales values of similar properties. In addition, the Bank establishes a specific loss allowance based on the asset classification and credit quality grade. This specific loss allowance is utilized to ensure that allowances are allocated based on the credit quality grading to capture inherent risks. In addition, the Bank carries an "unallocated" allowance for loan and lease losses to provide for losses that may occur in the future in loans that are not presently classified, based on present economic conditions, trends, and related uncertainties. The Bank continues to refine the allowance methodology to ensure that all known risks, trends, and facts are utilized in determining the adequacy of the allowance for loan and lease losses.

     Generally, the Bank charges current earnings with provisions for estimated losses on loans receivable. However, the Bank will record an allowance for loan and lease loss adjustment if the total allowance for loan and lease losses exceeds the amount of estimated losses. The provision or adjustment takes into consideration the adequacy of the total allowance for loan and lease losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors. See "Provision (Adjustment) for Loan and Lease Losses" for additional discussion on allowance for loan and lease losses.

The following table summarizes the loan and lease loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)                    1998    1997   1996    1995    1994

Balance of allowance for loan and lease
  losses at beginning of period         $3,200  $5,663 $5,912  $6,576  $8,050

Loans charged off:
  Commercial, financial and unsecured       --      (5)    (4)   (427) (3,888)
  Real estate                               --     (35)  (642) (2,444) (2,732)
  Sale of loans                             --      --     --      --      --
  Subtotal                                  --     (40)  (646) (2,871) (6,620)
Recoveries of previous losses:
  Commercial and financial                  --     320    397   1,565   1,181
  Real estate                               52      77     --     142     166
  Net lease financing                       --      --     --      --      --
  Subtotal                                  --     397    397   1,707   1,347
Net loans recovery/(charged off)            52     357   (249) (1,164) (5,273)

Provision (adjustment) for
loan and lease losses                   (1,627) (2,820)    --     500   3,799
Balance of allowance for loan and lease
  losses at end of period                1,625  $3,200 $5,663  $5,912  $6,576

Ratio of the allowance to
total loans and leases                     2.2%    6.2%  12.9%   11.1%    6.2%

Ratio of the allowance to
non-accrual loans                           -- 1,871.3  166.6    78.7    70.1

Ratio of net (recoveries)/charge-offs
to average loans                          (0.1)   (0.8)   0.6     1.4     4.4

     Allocation of the allowance for loan and lease losses by collateral type at December 31 are as follows:

                         1998               1997               1996
(Dollars in
Thousands)          Balance Percent(1) Balance Percent(1) Balance Percent(1)

Real estate mortgage   $939     68.7%   $1,460     72.8%   $2,456      64.0%
Secured commercial
and financial           129     13.6        97      9.6       250      14.2
Unsecured               137     15.9       214     16.6       483      17.8
Other loans and leases   11      1.8         2      1.0        36       4.0
Unallocated             409       --     1,427       --     2,438        --
  Total              $1,625    100.0%   $3,200    100.0%   $5,663     100.00%

                                          1995                 1994
                                    Balance Percent(1)    Balance Percent(1)

Real estate mortgage                 $1,613      69.6%     $2,322     66.9%
Secured commercial and financial      1,207      13.9       1,522     19.6
Unsecured                             1,872      14.3       2,359     11.3
Other  loans and leases                  --       2.2          --      2.2
Unallocated                           1,220        --         373       --
  Total                              $5,912     100.0%     $6,576    100.0%

(1) Percent refers to the percent of loans and leases in each category to total loans.

  Deposits

     The Bank had total deposits of $95.7 million and $86.5 million at December 31, 1998 and 1997, respectively. As of December 31, 1998, deposits consisted of demand deposits totaling $18.2 million, money market and savings accounts totaling $20.0 million, NOW accounts totaling $17.8 million and time deposits totaling
$39.6 million. As of December 31, 1998, the Bank had a total of 2,234 deposit accounts consisting of 549 demand deposit accounts with an average balance of approximately $33,000 each, 461 savings and money market accounts with an average balance of approximately $44,000 each, approximately 794 NOW accounts with an average balance of approximately $22,000 each and 430 time accounts with an average balance of approximately $92,000. The Bank's deposits and, correspondingly, its liquidity, are largely dependent upon four sources of funds: deposits acquired through its ABS function, Private and Business Banking, Escrow Services, and deposits solicited through the Bank's money desk. These sources of deposits comprised 96.8% of the Bank's total deposits at December 31, 1998.


     Certificates of deposit having a balance of at least $100,000 represented approximately 22% of the Bank's total deposits as of December 31, 1998 compared to 18.0% as of December 31, 1997. As of December 31, 1998, $15.7 million of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less and $2.9 million mature between 91 days and one year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was 3.6 months as of December 31, 1998, and the aggregate amount of all such certificates of deposit as of December 31, 1998 was $21.2 million with a weighted average stated rate of 4.4%.

     The Bank solicits money desk deposits principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1998 and 1997, the Bank had outstanding money desk deposits of $12.3 million or 12.8% of total Bank's total deposits and $11.7 million or 13.5% of Bank's total deposits, respectively. During 1998, the money desk deposits averaged $10.6 million, with a high balance of $12.7 million. As of December 31, 1998, money desk deposits had a remaining weighted average maturity of approximately 11 months.

     The following table sets forth the maturities, as of December 31, 1998, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                      Over 3      Over   More Than
                          3 Months Months to  6 Months   1 Year to
(Dollars in Thousands)    or Less  6 Months   to 1 Year  5 Years      Total

Interest-bearing
liabilities:
  Now accounts            $17,838        --         --         --   $17,838
  Money market and
  savings accounts         19,998        --         --         --    19,998
  Time deposits            21,268    $4,537     $7,613     $6,197    39,615
  Total interest-bearing
   liabilities            $59,104    $4,537     $7,613     $6,197   $77,451


  Other Borrowings

  The Bank has other borrowing facilities which include advances from the FHLB and access to the discount window at the FRB. During 1998 and 1997, the Bank borrowed $20.0 million from the FHLB under this borrowing facility. The following table sets forth the maturities, as of December 31, 1998, of the borrowings:

                                            Over       More Than
                               Less than    1 Year     4 Years to
(Dollars in Thousands)           1 year   to 3 Years     5 Years      Total

  Fixed rate borrowing               --       $8,000     $5,000    $ 13,000
  Adjustable rate borrowing      $2,000           --      5,000       7,000
  Total interest-bearing
   liabilities                   $2,000       $8,000    $10,000     $20,000

  The Bank's short term line of credit with the FRB of up to $1.9 million is available upon the pledge of securities. The long-term borrowing from the FHLB of $20.0 million is secured by pledged securities and loans totaling $25.0 million. As of December 31, 1998, the Bank had $8.0 million available under its line of credit with the FHLB. During 1998 and 1997, the Bank did not borrow at the discount window at the Federal Reserve Bank.
  Capital

  Shareholders' equity totaled $22.7 million at December 31, 1998, an increase of $5.1 million from $17.6 million at December 31, 1997. The increase in equity in 1998 was primarily from earnings of $5.0 million. During 1997, the Company issued 2,941,176 shares of Class A Common Stock in exchange for $1.0 million in capital.

  The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital. The Company is subject to a Letter Agreement dated April 21, 1989, with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%. As of December 31, 1998, the Company and the Bank were in compliance with all minimum capital requirements.

  The following table reflects both the Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1998.

                                                    Minimum
                                                    Capital
                                Company  Bank   Requirement

Leverage ratio                    16.3%  16.1%          4.0%
Tier 1 risk-based capital         21.6   21.4           4.0
Total risk-based capital          23.0   22.8           8.0


  Year 2000 Readiness Disclosure

     The Bank has adopted and is implementing a plan to identify, assess, and address issues related to the Year 2000 problem (the "Y2K Plan"). The Year 2000 (the "Y2K") problem is a computer programming issue that has occurred as a result of many computer systems being programmed to use a two digit code to identify the year. For example, the year 1998 would be signified as "98", and, therefore, the year 2000 may be mis-recognized as 1900. This could result in the miscalculation of financial data and/or result in processing errors in transactions or functions that are date sensitive.

     The following discussion of the implications of the Y2K problem for the Bank contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Y2K Plan specifies the Bank will complete the modifications are based on several assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that the Y2K Plan and the Bank's remediation efforts will be achieved and actual results could differ. Moreover, the Y2K Plan specifies that the Company will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Bank. There also can be no guarantee that the failure of other third parties to modify their systems would not have a material adverse affect on the Company and the Bank.

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

     The purpose of the Y2K Plan is to manage and mitigate the business risks associated with the Y2K problem. The Y2K Plan involves a five step process; identification, assessment, renovation, testing, and implementation. Presently, the Bank is in the testing phase of the process. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank Audit and Regulatory Committee of the Board. The Bank's internal audit function periodically performs a review of the Y2K Plan progress.

     As of December 31, 1998, the Bank has implemented mission critical system upgrades for all of its core banking hardware and software. Testing to the mission critical systems is expected to be completed by March 31, 1999. The Bank has requested certification of testing compliance from all vendors and intends to test the compliance of all major systems. The Bank will attempt to obtain a certification of testing compliance of all major systems from an independent third party where possible. The Bank has sent notification to all loan and deposit customers apprising them of the potential problems and requesting that they assess the compliance of their computer systems. The Bank's lending policies have been revised to require an assessment of a borrower's risks to the Y2K problem, and the assessment has been incorporated into the credit review process. In addition, the Y2K Plan includes provisions that provide for the Bank's use of manual processes, for a limited period of time, if the Bank's systems are not operational, and that ensure that additional liquidity is available in the event of a limited disruption of customer cashflows.

     The Y2K Plan includes a contingency plan if certain tasks are not successfully completed by specified trigger dates. If the Bank's mission critical systems are not compliant by March 31, 1999, the Bank will take the necessary steps to correct the deficiency by implementing the contingency plan phase of the Y2K Plan which includes engaging alternate vendors who are Y2K compliant. If the Bank implements the contingency phase, additional costs are likely to be incurred.

     The cost associated with executing the Y2K Plan and completing the Y2K modifications were estimated to be approximately $250,000, for 1997 and 1998, including approximately $160,000 for acquired hardware which is being amortized over its estimated useful life. Additional costs, estimated to be a maximum of $100,000, may be incurred in the future. The funds for these modifications are from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Bank's policies, are being expensed as incurred. As of December 31, 1998, approximately $247,000 of Y2K costs have been incurred. No significant information technology projects have been deferred as a result of the Y2K efforts. There can be no assurance that the cost to replace or modify the Bank's date sensitive systems will not exceed the Bank's present estimate or that all business risks and related exposure have been identified.

     If the Bank's date sensitive systems or the systems of those third parties who have material business relationships with the Bank are not Y2K compliant by January 1, 2000, the Bank's business and results of operations may be materially and adversely affected. The Bank could experience time delays in its daily operations and increased processing costs due to the required shift to manual processes, and the Bank may not be able to provide customers with timely and pertinent information regarding their accounts which may negatively affect customer relations and lead to the potential loss of customers. In addition, the Bank's clients may experience liquidity problems which may result in the Bank needing to increase its liquidity by obtaining funds from other more expensive sources including money desk deposits, or borrowing from the FHLB or FRB.

     The Bank believes that the greatest risk for disruption to its business may result from Y2K noncompliance of third parties that have major business relationships with the Bank. The possible consequences of noncompliance by third parties include, among other things, delays in processing daily deposits and withdrawals, and an increase in loan delinquencies from potential business failures. These risks are inherent in the industry and not specific to the Bank. The Bank is unable to estimate the potential financial impact of the scenarios described above. However, the Bank believes that its Y2K Plan should reduce any material adverse effect that any such disruption may have.


Item 7A - Quantitative and Qualitative Disclosure About Market Risk

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

     The oversight responsibilities for the Company's interest rate risk management is performed by the Bank's Asset Liability Committee (the "ALCO"). The interest rate risk management policies are approved by the Board of Directors. The Company's approach to managing interest rate risk is to periodically measure the amount of interest rate risk based on estimated cashflows assuming multiple interest rate scenarios. The results of the measurement are evaluated and alternate strategies, if needed, are implemented to reduce the interest rate risk exposure. The strategies the Company uses to manage interest rate risk include adjustments to the composition of the investment securities portfolio, and new loan and deposit product terms. The Company's policies permit the use of off-balance sheet derivative instruments to control interest rate risk. However, as of December 31, 1998, no such instruments were outstanding.

     Using a simulation model, the Company measures interest rate sensitivity on a quarterly basis. The simulation model takes into consideration the potential volatility in projected results that can occur as the interest rate environment changes over time. This provides a dynamic assessment of interest rate sensitivity. For example, callable agency securities have a final maturity but also have a call feature that would result in the possibility of a security being repaid prior to final maturity in a declining interest rate environment, and, due to competitive pressures, a reduction in interest rates on deposits may not be possible without increasing liquidity risk. These and other factors may increase or decrease the amount of volatility in projected results.

     A simplified method of measuring interest rate sensitivity is a "gap" analysis. A gap analysis assesses the difference between the amount of assets and the amount of liabilities which are subject to interest rate repricing at set intervals as of a specific date. If more assets than liabilities are interest rate sensitive at a given time in a rising interest rate environment, net interest income increases. In a declining interest rate environment with the same "gap", net interest income decreases. If more liabilities change rates than assets, the same scenarios produce the opposite effects. Gap analysis only partially depicts the Company's sensitivity to interest rate changes at a specific date. Such an analysis does not fully describe the complexity of relationships between product features and pricing, market rates and future management of the asset and liability mix.

     The following table illustrates the repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998:

                       Over 3          Over  More Than   No stated
(Dollars in  3 Months  Months to   6 Months  1 Year to   and/or Over
Thousands)   or Less   6 Months   to 1 Year  5 Years     5 Years      Total

Interest-
 Earning
  Assets:
Investment
 securities
  and
   certain
    cash
equivalents   $10,032       --      $1,328     $23,880     $13,812   $49,052
Operating
 leases            --       --          --          --       2,000     2,000
Loans and
 leases        34,176   $3,972       6,852      27,097       1,883    73,980
Total
 interest-
  earning
   assets      44,208    3,972       8,180      50,977      17,695   125,032

Liabilities
 and Equity:
Interest-
  bearing
   deposits    59,667    4,456       7,404       5,924          --    77,451
Other
  borrowings    7,000       --          --      13,000          --    20,000
Portion of
  non-interest
    bearing
  liabilities
   and equity      --       --          --          --      27,581    27,581
Portion of
 liabilities
   and equity  66,667    4,456       7,404      18,924      27,581   125,032

Interest
  bearing
   assets
 over (under)
  liabilities
  and equity $(22,459)   $(484)       $776     $32,053     $(9,886)       --

Cumulative
 primary gap $(22,459)$(22,943)   $(22,167)     $9,886          --

Gap as a
 percentage
  of total
   interest-
earning assets  (18.0)%  (18.3)%     (17.7)%       7.9%        0.0%

     The Company's simulation model estimates the changes in earnings as a result of changes in interest rate sensitive assets and liabilities which would occur as a result of an instantaneous and sustained increase or decrease in interest rates of 200 basis points, and the resulting effect on the Company's net interest margin, net income and capital over a one and two year period. The Company has established policy guidelines regarding maximum negative variances in net interest margin of 15%, in net income of 50%, and in capital of 10% in the event of an instantaneous and sustained increase or decrease in market rates of 200 basis points. As of December 31, 1998, the Company's sensitivity to changes on interest rates was within policy guidelines.

     The following table presents the Company's hypothetical changes in the Company's net interest income, net income and capital, measured for the one-year period beginning January 1, 1999, based on the December 31, 1998 beginning balance sheet.

    Change in              Estimated Increase/(Decrease)in
    Interest Rates      Net interest income    Net income        Capital
    (basis points)      Amount      Percent  Amount  Percent  Amount Percent
     + 200                $146        0.2%    $146     5.5%   $(940)   (3.7)%
    no change                -          -        -       -        -       -
     - 200               $(557)      (8.6)%  $(557)  (21.0)%  $(537)   (2.1)%


     The table above illustrates that in an increasing interest rate environment, the Company's net interest income and earnings would be expected to increase slightly due to an increase in yield on loans and investments at a faster pace than the increase in the cost of deposits. However, capital would be expected to decline due to an estimated decline in the market value primarily related to investment securities. In a declining interest rate environment, the Company's net interest margin, earnings, and capital would be expected to decline primarily as a result of net interest income. Net interest income would decline due to lower reinvestment yields on the accelerated maturity of certain fixed rate callable securities, prepayment of fixed rate loans, and the decline of interest on adjustable rate loans and investments, and the lag in the decline of the cost of interest bearing deposits.

     The simulation model includes key assumptions regarding cashflows including projections of new and renewing loans and deposits, prepayment assumptions for certain investment securities and loans, and assumptions of estimated competitive pressures on the pricing of loan and deposit products.

     The simulation model does not contemplate all interest rate scenarios or all of the actions the Company may undertake in response to changes in market interest rates. Also, the model does not capture the change in value for certain balance sheet assets, which may reduce the effect of changes in interest rates. For example, in a 2% falling rate scenario, the model will not reflect additional interest income on certain loans that have reached annual or life-time floors and/or have pre-payment penalties; however, those floors and/or prepayment penalties may result in a significant increase in value.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . 28


Consolidated Statements of Financial Condition,
  December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . 29


Consolidated Statements of Operations, . . . . . . . . . . . . . . . . . 30
  Years ended December 31, 1998, 1997 and 1996


Consolidated Statements of Changes in Shareholders' Equity and
Comprehensive Income,. . . . . . . . . . . . . . . . . . . . . . . . . . 31
  Years ended December 31, 1998, 1997 and 1996


Consolidated Statements of Cash Flows, . . . . . . . . . . . . . . . . . 32
  Years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 34

                     REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The San Francisco Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP




February 11, 1999
San Francisco, California

                         The San Francisco Company
              Consolidated Statements of Financial Condition
                        December 31, 1998 and 1997

(Dollars in Thousands Except Per Share Data)   Notes       1998        1997

Assets:
Cash and due from banks                              $    5,908    $  2,837
Federal funds sold                                        9,000      14,150
  Cash and cash equivalents                              14,908      16,987

Investment securities held-to-maturity
 (Market value: 1998-$3,851 and 1997-$5,822)     2        3,846       5,864
Investment securities available-for-sale         2       34,235      32,669
Federal Home Loan Bank stock, at par             2        1,971       1,499

Loans and leases                                 3       73,980      51,924
Deferred fees, net                               3         (144)        (61)
Allowance for loan and lease losses              4       (1,625)     (3,200)
  Loans, net                                             72,211      48,663

Other real estate owned                          5           51         410
Premises and equipment, net                      6        7,546       7,791
Interest receivable                                         748         720
Other assets                                              4,620       2,014
  Total assets                                         $140,136    $116,617


Liabilities and Shareholders' Equity:
Non-interest bearing deposits                          $ 18,237     $19,691
Interest bearing deposits                                77,451      66,828
  Total deposits                                 7       95,688      86,519

Other borrowings                                 8       20,000      10,000
Other liabilities and interest payable                    1,744       2,528
  Total liabilities                                     117,432      99,047

Commitments and contingencies                   14

Shareholders' Equity:                           10
Convertible preferred stock
(par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1998 - 15,869
      and 1997 - 15,869 shares                              111         111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding - 1998 - 31,728,782
     and 1997 - 31,723,782 shares                           317         317
Additional paid in capital                               78,816      78,814
Retained deficit                                        (56,619)    (61,656)
Accumulated other comprehensive income (loss)                79         (16)
  Total shareholders' equity                             22,704      17,570
  Total liabilities and shareholders' equity           $140,136    $116,617


The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                   Consolidated Statements of Operations
               Years Ended December 31, 1998, 1997 and 1996


(Dollars in Thousands
 Except Per Share Data)         Notes         1998         1997        1996

Interest income:
  Loans                                     $5,387       $4,567      $4,242
  Fed funds sold                             1,133        1,103       1,248
  Investments                                2,172        2,311       1,714
  Dividends                                     90           45          38
  Total interest income                      8,782        8,026       7,242

Interest expense:
  Deposits                         7         2,778        2,798       3,124
  Other borrowings                             633           92           3
  Total interest expense                     3,411        2,890       3,127

Net interest income                          5,371        5,136       4,115
Adjustment for loan and
   lease losses                    4        (1,627)      (2,820)         --
Net interest income after
adjustment for loan and
   lease losses                              6,998        7,956       4,115

Non-interest income:
  Stock option commissions and
   brokerage fees                            1,051        1,416       1,201
  Real estate rental income        6         1,114          896       1,028
  Service charges and fees                     683          603         444
  Other income                                 563          116          14
  Loss on sale of
   investment securities, net                   --           (6)         --
  Gain on sale of other assets, net            480          477         640
  Total non-interest income                  3,891        3,502       3,327

Non-interest expense:
  Salaries and related benefits              4,272        4,203       3,252
  Occupancy expense                 6        1,142        1,192       1,165
  Data processing                              403          431         304
  Professional fees                            398          530         629
  Insurance premiums                           218          228         319
  Equipment expense                            176          198         345
  FDIC insurance premiums                       24           98         204
  Other operating expenses                     274          629         780
  Total non-interest expense                 6,907        7,509       6,998
Income before income taxes                   3,982        3,949         444
Benefit for income taxes             9      (1,060)      (1,494)       (258)
  Net Income                                $5,042       $5,443        $702

Income per share:
  Basic:
Weighted average shares outstanding     31,727,138   30,393,679   5,829,035
  Net income                                 $0.16        $0.18       $0.12
  Diluted:
Weighted average shares outstanding     33,062,713   30,644,487  23,773,101
  Net income                                 $0.15        $0.17       $0.03

The accompanying notes are an integral part of the consolidated financial statements.

                The San Francisco Company and Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity and
                           Comprehensive Income
               Years Ended December 31, 1998, 1997 and 1996
                                (Unaudited)


                                                              Accum-
                                                              ulated
(Dollars in                                                    Other
 Thousands)                         Addit-                    Compre-  Total
                                    ional   Compre- Retained hensive  Share-
                Preferred Common  Paid-in  hensive  Earnings  Income/ holders'
                    Stock  Stock  Capital  Income   (Deficit) (Loss)  Equity
Balances at
January 1, 1996    $4,414    $58  $70,168           $(67,801)    $41   $6,880

Net proceeds on
 sale of stock      3,500     --       --                 --      --    3,500
Conversion of
preferred stock
to Common Stock    (7,803)   230    7,573                 --      --       --
Other                  --     --      100                 --      --      100
Other comprehensive
loss, net of tax
Net unrealized loss
arising during
the period                                   $(118)       --    (118)    (118)
Other comprehensive
    loss                                      (118)
    Net income                                 702       702      --      702
Comprehensive income                          $584

Balances at
December 31, 1996     111    288   77,841            (67,099)    (77)  11,064

Net proceeds from
the sale of stock      --     29      971                 --      --    1,000
Net proceeds from
the exercise of
  stock options        --     --        2                 --      --        2
Other comprehensive
income, net of tax
Unrealized holding
gains arising during
 the period, net
Plus: reclassification
adjustment for losses
included in net income                          $6
  Net unrealized losses                         55
Other comprehensive loss                        61        --      61       61
    Net income                               5,443     5,443      --    5,443
  Comprehensive income                      $5,504

Balances at
December 31, 1997     111    317   78,814            (61,656)    (16)  17,570

Net proceeds from
the exercise of
  stock options        --     --        2                 --      --        2
Dividend on
  Preferred Stock      --     --       --                 (5)     --       (5)
Other comprehensive
income, net of tax
Net unrealized gains                           $95        --      95       95
Other compre-
  hensive income                                95
    Net income                               5,042     5,042      --    5,042
Comprehensive income                        $5,137

Balances at
December 31, 1998    $111   $317  $78,816           $(56,619)    $79  $22,704


See accompanying notes to unaudited consolidated financial statements.

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1998, 1997 and 1996


(Dollars in Thousands)                                1998     1997     1996

Cash Flows from Operating Activities:
Net income                                          $5,042   $5,443     $702
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Adjustment for loan losses                        (1,627)  (2,820)      --
  Deferred income tax benefit                         (600)  (1,500)      --
  Depreciation and amortization expense                533      535      671
  Net gain on sale of real estate
      owned and other assets                          (480)    (477)    (643)
  Provision for other real estate
      owned and real estate investment                  --      182       --
  Loss on sale of investment
      securities available for sale                     --        6       --
  (Increase) decrease in interest
      receivable and other assets                      (34)      79       12
  (Decrease) increase in other
      liabilities and interest payable                (726)     757     (438)
  Increase (decrease) in deferred loan fees             83     (129)      10
Net cash flows provided by operating activities      2,191    2,076      314

Cash Flows from Investing Activities:
  Purchase of Federal Home Loan Bank stock, net       (472)    (829)      --
  Proceeds from maturities of investment
    securities held-to-maturity                      2,018    1,079      865
  Purchase of investment securities held-to-maturity    --       --   (7,846)
  Proceeds from sales of investment
    securities available-for sale                       --    9,120       --
  Purchase of investment securities
      available-for-sale                           (32,562) (18,600) (29,321)
  Proceeds from maturities of
investment securities available-for-sale            31,091    5,214    7,390
  Capital expenditures for real estate owned            --       28       --
  Net (increase) decrease in loans                 (22,056)  (8,162)   7,422
  Recoveries of loans previously charged off            52      397      397
  Purchases of premises and equipment                 (288)    (267)     (41)
  Purchase of equipment under operating lease       (2,000)      --       --
  Proceeds from sales of real estate
    owned and investment, and other assets             839    4,952    4,639
Net cash used in investing activities              (19,378)  (7,068) (16,495)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                9,169   (4,647) (14,507)
  Net increase in other borrowings                  10,000   10,000       --
  Cash dividend on Series B Preferred stock            (63)      --       --
  Net proceeds from sale of stock                        2    1,000    3,500
Net cash provided by (used in) financing activities 19,108    6,353  (11,007)

(Decrease) increase in cash and cash equivalents    (2,079)   1,361  (27,188)
Cash and cash equivalents at beginning of year      16,987   15,626   42,814
Cash and cash equivalents at end of year           $14,908  $16,987  $15,626


The accompanying notes are an integral part of the consolidated
financial statements.                                           (continued)

PAGE 32
                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1998, 1997 and 1996
                                (continued)


(Dollars in Thousands)                                   1998    1997    1996

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                               $3,386  $2,811  $3,167
Income taxes                                               21       6       5


Supplemental Schedule of Noncash Investing and Financing
Activities:

Net transfer of loans to other real estate owned           --      --   1,378


The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                Notes to Consolidated Financial Statements
                        December 31, 1998 and 1997


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

     The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1998 and 1997, the average reserve balances outstanding were $879,000 and $1.0 million, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

     The Company classifies its investment securities into one of two categories: held-to-maturity or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and losses included as a component of accumulated other comprehensive income under shareholders' equity.

     Investment securities include debt securities and Federal Home Loan Bank (the "FHLB") Stock. Any discounts or premiums are accreted or amortized to income over the expected term of the investment considering prepayment assumptions, if applicable. Discounts or premiums are adjusted periodically to reflect actual prepayment experience. The gain or loss on all investment securities sold is determined based on the specific identification method. The estimated fair value is based on quoted market prices and/or third party dealer quotes. FHLB stock is recorded at cost and is redeemable at par value.

Loans and Leases

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

     Lease financing receivables, net of unearned income, are included in loans. Unearned income related to lease financing receivables is recognized in income over the life of the lease under a method that yields an approximately level rate of return on the unrecovered lease investment.

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

Allowance for Loan and Lease Losses

     Generally, the Bank charges current earnings with provisions for estimated losses on loans receivable. However, the Bank will record an allowance for loan and lease loss adjustment if the total allowance for loan and lease losses exceeds the amount of estimated losses. The provision or adjustment takes into consideration the adequacy of the total allowance for loan and lease losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors. At December 31, 1998 and 1997, the Company reduced the allowance for loan and lease losses to a level that management believes adequately reflects the credit risks in the loan and lease portfolio.

     The allowance for loan and lease losses takes into consideration numerous factors including the financial condition of the borrowers, the fair value of the collateral prior to the anticipated date of sale, collateral concentrations and past loss experience. These allowances are subjective and may be adjusted in the future depending on economic conditions. In addition, regulatory examiners may require the Company to provide additional allowances based on their judgements of the information regarding problem loans and credit risks available to them at the time of their examinations.

     Losses are recognized as charges to the allowance when the loan or a portion of the loan is considered uncollectible or at the time of foreclosure. Recoveries on loans receivable previously charged off are credited to allowance for loan and lease losses.

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

     As of December 31, 1998, the Company determined that no events or changes occurred during 1998 that would indicate that the carrying value of any long-lived assets may not be recoverable.
Adoption of this statement did not have any impact on the Company's financial position, results of operations or liquidity.

Other Assets

     Other assets included equipment owned by the Bank and deferred tax assets discussed below. The equipment is leased to a third party under an operating lease agreement which is stated at cost net of accumulated depreciation. Depreciation is computed using a straight line method over five (5) years. Lease payments are recognized as other income net of depreciation expense.

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

     A valuation allowance is established to the extent that it is not more likely than not that the benefits associated with the deferred tax assets will be realized.

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

Earnings per Share (the "EPS")

     The Company has adopted SFAS No. 128, "Earnings Per Share," effective with these financial statements and has applied it to all prior periods. SFAS No. 128 establishes simplified standards for computing and presenting EPS, and replaces the presentation of primary EPS with "basic EPS" and modifies the fully diluted EPS calculation which is designated diluted EPS. It also requires a dual presentation of basic EPS and diluted EPS on the face of the income statement, and requires disclosure of the calculation of basic EPS compared to diluted EPS in the footnotes to the financial statements.

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

     (dollars in thousands except Per-share amounts)
                                                                   Per-share
     1998                             Income               Shares     amount

     Basic EPS                        $5,034           31,727,138      $0.16
     Effect of dilutive securities:
       Series B Preferred Stock            8                  793
       Stock options                      --            1,334,781
     Diluted EPS                      $5,042           33,062,713      $0.15

                                                                   Per-share
     1997                             Income               Shares    amount

     Basic EPS                        $5,443           30,393,679      $0.18
     Effect of dilutive securities:
       Series B Preferred Stock           58                  793

       Stock options                      --              250,015
     Diluted EPS                      $5,501           30,644,487      $0.17


                                                                   Per-share
     1996                             Income               Shares    amount

     Basic EPS                          $702            5,829,035      $0.12
     Effect of dilutive securities:
       Series D Preferred Stock           --           17,944,066
       Stock options                      --                   --
     Diluted EPS                        $702           23,773,101      $0.03


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

Recent Accounting Pronouncements

     In October 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65". This statement is to conform the subsequent accounting for securities retained after the securitization of mortgage loans by mortgage banking enterprises with that of non-mortgage banking enterprises. This statement is effective for the first quarter beginning after December 15, 1998. As of December 31, 1998, the Company did not have any mortgage-backed securities retained after the securitization of mortgage loans held for sale.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the Company did not have any derivative instruments or engage in hedging activities.

     In February 1998, the FASB issued SFAS No. 132, "Accounting for Pensions and Other Post- Retirement Benefit Plans", which revises and standardizes the disclosure requirements for pension and other post retirement benefit plans. The Company does not have any pension or post retirement benefit plans that require disclosure in accordance with SFAS No. 132.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires that a public company report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for year-end 1998 financial statements. The Company evaluated its business activities in accordance with the provisions of SFAS No. 131 and determined that its operating segments have similar economic characteristics such as products and services, production process, customers, methods used to distribute products and services, and regulatory environment resulting in their aggregation.

Regulatory

     On December 4, 1998, the Federal Reserve Board announced that on November 30, 1998, Mr. Putra Masagung, the beneficial owner of 45.5% of the Company's Common Stock and PT Gunung Agung, the beneficial owner of 52.3% of the Company's Common Stock entered into a Voting Trust Agreement. Mr. Masagung and PT Gunung Agung retained their individual beneficial interest but collectively transferred voting control of 97.8% of the Company's Common Stock to a Trustee under the terms of a Voting Trust Agreement ("the agreement") effective January 4, 1999 which has been filed with the Securities and Exchange Commission. Under the terms of the Agreement, the Trustee shall dispose of the shares upon instructions from Mr. Masagung and PT Gunung Agung.

     As of February 11, 1999, the Company and the Bank were not operating under any regulatory orders.

Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

Note 2:  Investment Securities

     The amortized cost and estimated market values of investment securities held-to-maturity at December 31 are as follows:

                                   Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                  Cost       Gains      Losses   Value

1998:
  Mortgage-backed securities          $3,846          $6$        (1)  $3,851
  Total                               $3,846          $6$        (1)  $3,851

1997:
  Mortgage-backed securities          $5,864          --       $(42)  $5,822
  Total                               $5,864          --       $(42)  $5,822

 The amortized cost and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                 Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost       Gains      Losses    Value
1998:
  Fixed rate mortgage-
    backed securities              $12,810         $67        $(4)  $12,873
  U.S. Treasury and
    agency securities               21,346          26        (10)   21,362
  Total                            $34,156         $93       $(14)  $34,235

1997:
  Fixed rate mortgage-
    backed securities               $7,133          $7       $(17)   $7,123
  U.S. Treasury and
    agency securities               25,552          26        (32)   25,546
  Total                            $32,685         $33       $(49)  $32,669


    For 1998 and 1997, the Company included a net unrealized gain of $79,000 and a net unrealized loss of $16,000, respectively, as a component of accumulated other comprehensive income under shareholders' equity. The Company recorded a loss of $6,000 on sale of securities in 1997 and no gains or losses on sale of investment securities during 1998.

    As of December 31, 1998 and 1997, the Bank's investment in
FHLB stock totaled $2.0 million and $1.5 million and is stated at par.

    The amortized cost and estimated market value of securities at December 31, 1998 by contractual final maturity, are shown below:

                              Securities Available        Securities
                                    for Sale            Held to Maturity
                               Amortized  Estimated   Amortized   Estimated
(Dollars in Thousands)            Cost   Market Value   Cost     Market Value

  1 to 5 years                   $13,346   $13,362          --            --
  More than 5 years                8,000     8,000          --            --
    Subtotal                      21,346    21,362          --            --
  Mortgage-backed securities      12,810    12,873      $3,846        $3,851
  Total                          $34,156   $34,235      $3,846        $3,851


     The average yield on investments securities was 6.0% and 6.1% during 1998 and 1997, respectively. The U.S. Treasury and agency securities held by the Company had effective maturities of less than three years. Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Factors such as prepayments and interest rates may affect the yield and carrying value of mortgage-backed and callable agency securities. As of December 31, 1998 and 1997, the Company had no derivative financial instruments.

     At December 31, 1998 and 1997, $600,000 and $1.6 million,
respectively, of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1998, $23.7 million of investment securities and $1.3 million of loans were pledged as collateral for the $20.0 million FHLB borrowing. At December 31, 1998 and 1997, the Company had no securities sold under agreements to repurchase.

     At December 31, 1998, the Bank had an unsecured $1.0 million letter of credit from an independent third party bank for the purpose of issuing international trade finance letters of credit on behalf of the Bank's clients.

Note 3:  Loans and Leases

     The Bank's loan and lease portfolio at December 31 is summarized as follows:

(Dollars in Thousands)                             1998           1997

Real estate mortgage                             $50,845       $37,826
Secured commercial and financial                  10,054         4,912
Unsecured                                         11,771         8,633
Other loans and leases                             1,310           553
  Total loans and leases                          73,980        51,924
Deferred fees                                       (144)          (61)
Allowance for loan and lease losses               (1,625)       (3,200)
  Total loans and leases, net                    $72,211       $48,663

     At December 31, 1998 and 1997, non-accrual loans totaled zero and $171,000, respectively, and there were no loans past due 90 days or more and still accruing. For the years ended December 31, 1998, 1997 and 1996 interest income foregone on non-accrual loans was zero, $2,000, and $29,000, respectively. Restructured loans totaled zero at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, no interest income was foregone on restructured.

     Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". In accordance with SFAS No. 114, a loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1998, there were no impaired loans outstanding. At December 31, 1997, the Company measured the impairment of all impaired loans, totaling $171,000 using the collateral value method. For the year ended December 31, 1998 and 1997, the weighted average impaired loans outstanding was $34,000 and $924,000, respectively. Total interest income recognized on impaired loans during 1998 and 1997 was $3,000 and $13,000, respectively. At December 31, 1997, the portion of the allowance for loan losses assigned to impaired loans totaled $26,000.

     The Company's business activities are with clients in Northern California primarily the greater San Francisco Bay Area. As of December 31, 1998, the Company had $50.8 million in loans secured by real estate located in Northern California including 36.9% located in San Francisco. The primary source of repayment of real estate loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral. As of December 31, 1998, the Company had $22.7 million in commitments on unsecured loans of which 51.8% were outstanding. The primary source of repayment on the unsecured loans is the borrowers net worth and cash flow.


Note 4. Allowance for Loan and Lease Losses

     Changes in the Company's allowance for loan and lease losses for the years ended December 31 were as follows:

(Dollars in Thousands)                       1998   1997     1996

Balances at beginning of the year          $3,200  $5,663  $5,912
  Adjustment for loan and lease losses     (1,627) (2,820)     --
  Loans charged off                            --     (40)   (646)
  Recoveries of loans charged off              52     397     397
Balances at end of the year                $1,625  $3,200  $5,663

Note 5:  Other Real Estate Owned

     Other real estate owned at December 31 consist of the following:

(Dollars in Thousands)                     1998      1997

Real Estate:
  Residential development                  $217    $3,652
  Commercial development                     --        --
  Raw land                                   --        --
  Subtotal                                  217     3,652
Allowance for losses                       (166)   (3,242)
  Total                                     $51      $410

    In 1998, the Company sold OREO that had an original book value of $3.4 million and a net book value, at December 31, 1997, totaling $3.1 million. In 1997, the Company sold OREO that had an original book value of $10.6 million and a net book value, at December 31, 1996, totaling $4.9 million. In 1998 and 1997, the Company recorded a net gains on sale totaling $480,000 and $460,000, respectively.

    The following table summarizes the changes in the allowance for losses related to OREO for the periods shown:

(Dollars in Thousands)                             1998     1997      1996

Balance of allowance for losses - beginning      $3,242   $9,111   $11,991
  Charge-offs                                    (3,076)  (6,051)   (2,880)
  Provision                                          --      182        --
Balance of allowance for losses - ending           $166   $3,242    $9,111

     Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses that might result from the Bank's strategy to divest the OREO.


Note 6:  Premises and Equipment, net

     Premises and equipment, net, at December 31 consist of the following:

(Dollars in Thousands)                               1998    1997

Leasehold                                          $3,616  $3,701
Leasehold improvements                              8,700   8,646
Furniture and equipment                             1,747   1,541
  Subtotal                                         14,063  13,888
Less:  Accumulated depreciation and amortization   (6,517) (6,097)
  Total                                             7,546  $7,791

     The amount of depreciation and amortization included in non-interest expense was $533,000, $535,000, and $671,000 in 1998,
1997 and 1996, respectively. Total rental and other occupancy expenses net of sublease income for the Company's premises were $154,000, $326,000 and $288,000 in 1998, 1997 and 1996.

     At December 31, 1998, the approximate future minimum rental payments under a non-cancelable operating lease, with a remaining term of twelve years, for the Company's premise are as follows:

(Dollars in Thousands)                   Amount

1999                                       $134
2000                                        134
2001                                        134
2002                                        134
2003                                        134
Thereafter                                  916
  Total                                  $1,586

     The lease payment is fixed until the expiration of the lease on October 31, 2010. During 1998, 1997 and 1996, the Company received $1,114,000, $864,000 and $877,000 of sublease income, respectively. The total future minimum rent payments to be received under noncancellable operating subleases over the next five years aggregate $3.7 million. None of the noncancellable operating subleases have a remaining term of more than five years. These payments are not reflected in the above table.


Note 7:  Deposits

     Deposit balances and average interest rates paid by the Bank at December 31 are as follows:

                                     1998                1997
                                         Average             Average
(Dollars in Thousands)           Balance    Rate   Balance      Rate

Demand deposit accounts          $18,237     0.0%  $19,691       0.0%
Money market and
savings accounts                  19,998     1.9    16,040       2.0
NOW accounts                      17,838     2.2    15,986       2.3
Time accounts                     39,615     4.8    34,802       5.4
  Total                          $95,688     2.8%  $86,519       2.9%

     Total deposit balances averaged $94.0 million and $95.0 million during 1998 and 1997, respectively, with average interest rates of 2.8% and 2.9%, respectively. The weighted average stated rates on deposits as of December 31, 1998 and 1997 were 2.8% and 2.9%, respectively.

     Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31 are as follows:

(Dollars in Thousands)                       1998       1997

Three months or less                       15,774    $10,026
Three months to six months                    953      2,925
Six months to one year                      2,015      2,062
Between one and two years                   2,500        605
  Total                                   $21,242    $15,618

     Interest expense on time deposits in amounts of $100,000 or more was $809,000, $589,000 and $304,000 in 1998, 1997, and 1996,
respectively. Time deposit accounts in amounts of $100,000 or more averaged $16.7 million and $12.1 million during 1998 and 1997, respectively, with weighted average rates of 4.8% and 4.9%, respectively. The weighted average stated interest rate on such deposits at December 31, 1998 and 1997 was 4.4% and 5.2%, respectively.

     The Company had no brokered deposits as of December 31, 1998 and 1997, and money desk deposits totaled $12.3 million and $11.7 million at December 31, 1998 and 1997, respectively.


Note 8:  Other Borrowings

     Other borrowings at December 31 are as follows:

                                                                     Maximum
                            Balance     Stated  Average  Average      Balance
(Dollars in Thousands)      Outstanding  Rate   Balance    Rate   Outstanding
1998:
  Other borrowings FHLB:
     Long-term              $18,000       5.6%  $10,545     6.0%      $18,000
       Short-term             2,000       5.1        99     5.1         2,000
  Total                     $20,000       5.5%  $10,644     6.0%      $20,000

1997:
  Other borrowings FHLB:
     Long-term              $10,000       6.0%     $575     6.0%      $10,000
  Total                     $10,000       6.0%     $575     6.0%      $10,000


     The following table sets forth the maturities, as of December 31, 1998, of the borrowings:

                                                Over     More Than
                                Less than     1 Year    4 Years to
(Dollars in Thousands)            1 Year    to 3 Years    5 Years      Total

  Fixed rate borrowing                 --       $8,000      $5,000  $ 13,000
  Adjustable rate borrowing        $2,000           --       5,000     7,000
  Total other borrowings           $2,000       $8,000     $10,000   $20,000

     The Bank has a credit facility available with the FHLB for up to 20% to total assets, or $28.0 million as of December 31, 1998. At December 31, 1998 and 1997, $25.0 million and $14.8 million of loans and securities were pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its membership in the FHLB.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $1.9 million upon the pledge of securities. At December 31, 1998, no securities are pledged as collateral for the FRB facility.

Note 9:  Income Taxes

     The (benefit) provision for income taxes consists of:

(Dollars in Thousands)                       1998       1997     1996

Current:
  Federal                                   $(472)        --       --
  State                                       $12         $6    $(258)
  Total current                              (460)         6     (258)

Deferred:
  Federal                                    (680)    (1,065)      --
  State                                        80       (435)      --
  Total deferred                             (600)    (1,500)      --
  Total benefit for income taxes           (1,060)   $(1,494)   $(258)

     The provision for income taxes for 1998 consists of minimum amounts due, federal tax refund, and recognition of the tax benefit of certain deferred tax assets including temporary differences and net operating loss carryforwards.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

(Dollars in Thousands)                          1998       1997
Deferred Tax Assets:
  Book loan loss allowance in excess of tax      $45       $711
  Other provisions                                33        167
  Provision for losses for real estate            68      1,334
  Net operating losses                        17,645     17,546
  Tax credits                                    489        489
  Net tax value of premises in excess of book    124        127
  Other                                          272        395
  Total deferred tax assets                   18,676     20,769
Valuation allowance                          (16,140)   (18,864)
  Total deferred tax assets, net               2,536      1,905

Deferred Tax Liabilities:
  Loan origination costs                        (101)       (54)
  Taxable income in excess of
   book for rehabilitation credit               (335)      (351)
  Total deferred tax liabilities                (436)      (405)
Net deferred taxes                            $2,100     $1,500

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During 1998 and 1997, an adjustment of $600,000 and $1.5 million, respectively, to the amount of realizable deferred tax assets was recorded based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved.

     The total tax provision (benefit) differs from the statutory federal rates for the reasons shown in the following table:

                                                        1998   1997     1996

Tax expense at the statutory federal rate               34.0%  34.0%    34.0%
Utilization of prior year taxable losses                 0.0  (34.0)   (34.2)
State income taxes (refund), net of federal tax benefit  8.5    0.2    (58.1)
Non-deductible expenditures and non-taxable income       0.5    0.0      0.2
Expiration of state net operating loss carryforwards    10.8    0.0      0.0
Realization of previously deferred tax benefits        (12.0)   0.0      0.0
Change in valuation allowance                          (68.4) (38.0)     0.0
     Total effective tax benefit rate                  (26.6)%(37.8)%  (58.1)%

     As of December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $48.2 million which begin expiring in 2007, and for California tax purposes of approximately $17.5 million, which began expiring in 1998. As of December 31, 1998, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and minimum tax credits of approximately $276,000 which have no expiration.


Note 10:  Shareholders' Equity

     The capital contributions in 1998, 1997, and 1996 were zero, $1.0 million, and $3.5 million, respectively. The capital in 1997 was raised by the issuance of 2,947,787 shares of Class A Common Stock at $0.34 per share. The capital in 1996 was raised by the issuance of 175,000 shares of Series D Preferred Stock at $20.00 per share. The Series D Preferred shares were converted into Class A Common Stock in 1996.

Description of Capital Stock

     The authorized capital stock of the Company consists of 100,000,000 Common Shares, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share, of which 437,500 are designated as Series B Preferred Shares. The remainder are not designated.

Description of Common Stock

     As of December 31, 1998, there were 31,728,782 Common Shares outstanding out of a total of 100,000,000 shares authorized. The Series B Preferred Shares, which were convertible into shares of the Class B Common Stock at the option of the holders thereof are now convertible to Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred shares.

  Dividends

     After payment of dividends at the stated rate on all series of preferred stock that the Company may issue in the future and that are designated senior, each share of Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Any dividend so declared and payable in cash, capital stock of the Company or other property will be paid equally, share for share, on the Common Stock, Series B Preferred Shares, and on any other participating series of preferred stock issued in the future; provided, however, that the Company may issue dividends consisting solely of its Common Shares on the Common Stock.

  Liquidation Rights

     In the event of the liquidation, dissolution or winding up of the Company, holders of the Common Stock are entitled to share equally, share for share, in the assets available for distribution, subject to the liquidation preferences of the Series B Preferred Shares and the rights of any other class or series of preferred stock then outstanding.

Description of Preferred Stock

     The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. As of December 31, 1998, the Board of Directors authorized only the issuance of the Series B Preferred Shares. The Company's Certificate of Incorporation provides that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

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

Description of Series B Preferred Stock

     The Company issued the Series B Preferred Shares during 1988. As of December 31, 1998, there were 15,869 Series B Preferred
Shares outstanding.

  Dividends

     Holders of the Series B Preferred Shares are entitled to receive, when funds of the Company are legally available for payment, an annual cash dividend of 8% per annum or Fifty-Six Cents ($0.56) per share, payable semi-annually in January, and July of each year. Dividends on the Series B Preferred Shares are cumulative.

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

Note 11: Stock Option Plan

     During 1996, the Company's stockholders approved the Amended and Restated 1993 Stock Option Plan (the "Plan"). Pursuant to the Plan, options may be granted to directors and key employees of the Company and its subsidiaries. The shares of Common Stock reserved for the Plan total 4,325,069 shares. The number of shares granted may be subject to adjustment as determined by a Committee of the Board of Directors. The exercise price of options must be at least the fair market value of the shares of the Company's Common Stock as of the date the option is granted. The expiration date of the options is ten years from the effective date that the options were granted. As of December 31, 1998, 11,611 of the options granted have been exercised. The agreements for certain executive officers and former executive officers provide that options shall be granted to acquire shares of Common Stock under the Plan equal to 9% of the fully-diluted shares of the Company's Common Stock, with additional shares to be issued in the future to maintain the 9% ratio.

    The following table provides the fair value of stock options granted in 1998 and 1997. The fair value was calculated using the following assumption in the Black Scholes option-pricing model:

                                         1998      1997
     Expected dividend yield              0.0%      0.0%
     Risk-free interest rate              4.54%     5.35%
     Expected life                        2.5 yrs   2.75 yrs
     Volatility factor                    0.431     0.253
     Fair value of options granted       $0.08     $0.08

     The Company has not recognized any compensation costs for the stock options in the financial statements. The proforma net income reflects only options granted and vested in 1998 and 1997. Had the Company determined compensation cost based on fair value at the date of grant for its stock options, the Company's net income would have been the proforma amounts indicated below:

                                                      1998     1997     1996
    Net income - as reported (dollars in thousands) $5,042   $5,443     $702
            proforma                                 5,026    5,355      539

    Earnings per share -Basic                        $0.16    $0.18    $0.12
             Diluted                                  0.15     0.17     0.03

    Proforma per share -Basic                        $0.16    $0.18    $0.09
             Diluted                                  0.15     0.17     0.02

     The following table provides the stock option activity for each period presented:

             December 31, 1998      December 31, 1997     December 31, 1996
              Weighted  Average       Weighted Average     Weighted Average
            Number of  Exercise    Number of  Exercise   Number of  Exercise
              Shares     Price      Shares      Price     Shares      Price
Balance at
beginning
of year     3,672,033    $1.08     3,029,500    $1.24      509,322    $5.68
  Granted     646,425     0.45       668,971     0.34    2,522,678     0.35
  Exercised     5,000     0.34         6,611     0.34           --       --
  Expired          --       --        19,827     0.34        2,500     5.68
Balance at
end of year 4,313,458    $0.99     3,672,033    $1.08    3,029,500    $1.24

     At December 31, 1998, the range of exercise prices and remaining contractual life of outstanding options was $0.34 and $5.68, respectively, and five (5) years and ten (10) years, respectively. Generally, the stock options vest within three years. The following table provides stock option information as of December 31, 1998:

                        Options Outstanding             Options Exercisable
                        Weighted-
                        average
 Range of    Number     Remaining   Weighted         Number    Weighted-
 Exercise    Out-       Contract-   average Exer-   Exeris-    average Exer-
 price       standing   ual  life   cise Price         able    cise  Price
$0.34-$0.45  3,802,965  8.70 years     $0.36        2,954,064        $0.34
$4.50-$5.68    510,493  5.75 years     $5.68          484,970        $5.68


Note 12:  Regulatory Capital Requirements

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

     The Company is subject to a Letter Agreement dated April 21,
1989 with the FRB which requires that the Company maintain a minimum leverage capital ratio of 5.5%.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the highest capital category, a bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth below and must not be subject to any certain regulatory orders, agreements or directives.

     The following table sets forth the Bank's capital amounts and ratios as of December 31, for each of the periods shown:

                                                                  To be Well
(dollars in thousands)                                     Capitalized Under
                                       For Capital         Prompt Corrective
                         Actual        Adequacy purposes
Action Provisions
                     Amount  Ratio      Amount     Ratio     Amount   Ratio

1998:
Total risk-
based capital       $22,620   22.8%     $7,945      8.0%      9,931    10.0%
Tier 1 capital       21,374   21.4       3,988      4.0       5,981     6.0
Leverage capital     21,374   16.1       5,296      4.0       6,621     5.0

1997:
Total risk-
based capital       $16,877   21.6%     $6,242      8.0%      7,803    10.0%
Tier 1 capital       15,875   19.8       3,209      4.0       4,814     6.0
Leverage capital     15,875   14.4       4,417      4.0       5,521     5.0


Note 13:  Employee Benefit Plans

  Employee 401K Plan

     The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1998, 1997, and 1996, the Company contributed $47,000, $41,000 and $31,000, respectively, to the 401k Plan.



Note 14:  Commitments and Contingencies

  Lending and Letter of Credit Commitments

     In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1998 and 1997, the Bank had outstanding loan commitments, which had primarily adjustable rates, totaling approximately $20.9 million and $10.7 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $1.1 million and $9.8 million at December 31, 1998 and 1997, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

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


Note 15:  Related Party Transactions

  Loans

     In the ordinary course of business, the Bank may extend credit to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. As of December 31, 1998 and 1997, there were no loans outstanding to such individuals.


Note 16:  Fair Value of Financial Instruments

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

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                            1998                  1997
                                  Carrying      Fair     Carrying     Fair
(Dollars in Thousands)              Amount     Value       Amount    Value

Financial Assets:
  Cash and cash equivalents        $14,908   $14,908      $16,987  $16,987
  Investment securities             40,052    40,057       40,032   39,990
  Loans, net                        72,211    72,783       48,663   50,151

Financial Liabilities:
  Deposits                          95,688    95,877       86,519   86,519
  Other borrowings                  20,000    20,176       10,000   10,000

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1998 and 1997:

Cash and Cash Equivalents: Current carrying amounts approximate estimated fair value. Due to the short term nature of time deposits with other financial institutions (original maturities of 90 days or less), current carrying amounts approximate market.

Investment Securities Held-to-Maturity and Available-for-Sale, and FHLB Stock: For securities held-to-maturity and available-for-sale, quoted market prices and/or third party dealer quotes were used to determine fair value. FHLB stock is included at par value which is fair value.

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


Note 17:  The San Francisco Company

     Condensed statements of financial condition and operations of the Company at December 31 are as follows:

Condensed Statements of Financial Condition

(Dollars in Thousands)                           1998      1997

Assets:
  Cash and short term investments                $205      $307
  Investment in subsidiary                     22,503    17,359
  Other assets                                      5        --
  Total assets                                $22,713   $17,666

Liabilities:
  Other liabilities                                $9       $96
  Total liabilities                                 9        96

Stockholders' equity                           22,704    17,570
  Total liabilities and shareholders' equity  $22,713   $17,666

Condensed Statements of Operations

(Dollars in Thousands)                              1998    1997     1996

Income:
  Interest earned                                     $5      $6       $4
  Other income                                        --      24       --
  Total income                                         5      30        4

Expense:
  Other expense                                        3      67        6
  Total expense                                        3      67        6
Franchise taxes (benefit)                              9       3     (258)
(Loss) income before equity in undistributed
 net income of subsidiary                             (7)    (40)     256
Equity in undistributed net income of subsidiary   5,049   5,483      446
  Net income                                      $5,042  $5,443     $702


Condensed Statements of Cash Flows

(Dollars in Thousands)                              1998    1997     1996

Cash Flows from Operating Activities:
  Net income                                      $5,042  $5,443     $702
Adjustments to reconcile net
   income to net cash provided
  by (used in) operating activities:
  Equity in undistributed net
     income of subsidiary                         (5,049) (5,483)    (446)
Net cash flows (used in) provided
   by operating activities                            (7)    (40)     256

Cash Flows used in investing activities:
  Investment in Bank                                  --  (1,000)  (3,500)
  Net (increase) decrease in other assets             (5)      2       68
Net cash used in investing activities                 (5)   (998)  (3,432)

Cash Flows provided by financing activities:
  Proceeds from sale of Preferred Stock               --      --    3,500
  Proceeds from sale of Common Stock                   2   1,000       --
  Series B Preferred stock cash dividend             (63)     --       --
  Net (decrease) increase in other liabilities       (29)     41     (177)
Net cash provided by financing activities            (90)  1,041    3,323

(Decrease) increase in cash and cash equivalents    (102)      3      147
Cash and cash equivalents at beginning of year       307     304      157
Cash and cash equivalents at end of year            $205    $307     $304

Note 18:  Quarterly Information (Unaudited)

     The following table sets forth the condensed operating results of the Company for each quarter of the year ending December 31, 1998, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

(Dollars in Thousands Except Per Share data)

                                               1998 Quarters Ended
                                     March 31   June 30   Sept. 30   Dec. 31

Interest income                        $2,060    $2,093     $2,315    $2,314
Interest expense                          803       795        932       881
Net interest income                     1,257     1,298      1,383     1,433

Adjustment for loan losses                (94)     (308)    (1,075)     (150)
Non-interest income                       697       776        731     1,687
Non-interest expense                    1,746     1,795      1,678     1,688
Income before income taxes                302       587      1,511     1,582
Provision (benefit) for taxes              --         5          6    (1,071)
  Net income                             $302      $582     $1,505    $2,653

Earnings per common share:
  Basic                                 $0.01     $0.02      $0.05     $0.08
  Diluted                                0.01      0.02       0.05      0.07

    During 1998, the Bank provided an adjustment of $1.8 million to its allowance for loan losses. Based on the significant reduction in problem assets and the demonstrated performance on the existing loans, management determined that a reduction of total allowance for loan losses as a percent of total loans to 2.2% at the end of 1998 from 6.2% at the end of 1997 was appropriate. The adequacy of the allowance for loan losses gives consideration to specifically identified problem loans, the financial condition of the borrower, the fair value of the collateral, recourse to guarantors, and other factors that are discussed under "Note 1:
Statement of Accounting Policies -- Allowance for Loan and Lease
Losses".

    As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During 1998, an adjustment of $600,000 to the amount of realizable deferred tax assets was recorded based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved. See additional discussion under "Note 9: Income Taxes".

    The following table sets forth the condensed operating results of the Company for each quarter of the year ending December 31, 1997, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

(Dollars in Thousands Except Per Share data)

                                           1997 Quarters Ended
                                   March 31    June 30   Sept. 30   Dec. 31

Interest income                      $1,881     $1,939     $2,197    $2,009
Interest expense                        697        662        755       776
Net interest income                   1,184      1,277      1,422     1,233

Provision (adjustment) for
   loan losses                           --         --         --    (2,820)
Non-interest income                     741        886        888       987
Non-interest expense                  1,782      1,930      1,975     1,822
Income before income taxes              143        233        355     3,218
Provision (benefit) for taxes             5          2         (3)   (1,498)
  Net income                           $138       $231       $358    $4,716

Earnings per common share:
  Basic                               $0.01      $0.01      $0.01     $0.15
  Diluted                              0.01       0.01       0.01      0.14

    During 1997, the Bank provided an adjustment of $2.8 million to its allowance for loan losses. Based on the significant reduction in problem assets and the demonstrated performance on the existing loans, management determined that a reduction of total allowance for loan losses as a percent of total loans to 6.2% at the end of 1997 from 12.9 % at the end of 1996 was appropriate.
The adequacy of the allowance for loan losses gives consideration to specifically identified problem loans, the financial condition of the borrower, the fair value of the collateral, recourse to guarantors, and other factors that are discussed under "Note 1:
Statement of Accounting Policies -- Allowance for Loan and Lease
Losses".

    As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During 1997, an adjustment of $1.5 million to the amount of realizable deferred tax assets was recorded based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved. See additional discussion under "Note 9: Income Taxes".

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998, and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998, and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998, and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998, and is incorporated by reference.


                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   All financial statements.

     See Index to Financial Statements on page 27.

  2. Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial
     Statements or the notes thereto.

  3. List of Exhibits (numbered in accordance with Item 601 of
     Regulation S-K):

  Exhibit Number                Exhibit

  3.1 Certificate of Incorporation of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)
  3.2 Agreement and Plan of Merger of Bank of San Francisco (Delaware) Holding Company, a Delaware corporation and Bank of San Francisco Company Holding Company, a California Corporation, dated June 24, 1988 (1)
  3.3 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 22, 1989
          (1)
  3.4 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated September 21, 1989 (1)
  3.5 Bylaws of Bank of San Francisco (Delaware) Holding Company, dated June 23, 1988 (1)
  3.6 First Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated July 19, 1989 (1)
  3.7 Second Amendment to Bylaws of Bank of San Francisco Company Holding Company, dated June 6, 1990 (1)
  3.8 Certificate of Amendment of the Certificate of Incorporation of Bank of San Francisco Company Holding Company, dated May 23, 1994
          (4)
  3.9 Amended and Restated Certificate of Incorporation of The San Francisco Company, dated May 23, 1994 (4)
  3.10    Certificate of Amendment of Certificate of Incorporation or
          The San Francisco Company, dated December 18, 1996(7)
  4.1 Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 8% Series B Convertible Preferred Stock of Bank of San Francisco Company Holding Company, dated July 28, 1988 (1)
  4.2 Amended Certificate of Designations of Rights, Preferences, Privileges and Restrictions of 7% Series B Convertible Preferred Stock of Bank of San Francisco Company Holding Company, dated October 7, 1988 (1)
  4.3 Certificate of Correction of Certificate of Incorporation, dated June 18, 1990 (1)
  10.2 Lease dated November 1, 1960 between The Lurie Company and Bank of America, with respect to premises at 550 Montgomery Street (2)
  10.3 Consent to Assignment of Lease, dated October 8, 1986, between The Lurie Company and Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street
          (2)
  10.4 Assignment of Lease, dated October 17, 1986, by Bank of America to Bank of San Francisco and Bank of San Francisco Realty Investors, with respect to premises at 550 Montgomery Street (2)
  10.7 Letter Agreement with the Board of Governors of the Federal Reserve Board, dated April 21, 1989 (1)
  10.9 Bank of San Francisco Company Holding Company 401(k) Profit Sharing Plan (3)
  10.18 Employment Agreements dated October 1, 1994 between Mr. Gilleran and The San Francisco Company and the Bank of San Francisco. (5)
  10.19 Employment Agreements dated November 27, 1995 between Mr. John McGrath and the Bank of San Francisco(6)
  10.20 Subscription Agreement dated as of February 26, 1996 between The San Francisco Company and Putra Masagung (6)
  10.21   Amended and Restated 1993 Stock Option Plan (7)
  10.22 Employment Agreements dated April 22, 1998 between Mr. James E. Gilleran and The San Francisco Company and the Bank of San Francisco. (8)
  10.23 Employment Agreements dated April 22, 1998 between Mr. John McGrath and the Bank of San Francisco(8)
  10.24 Employment Agreements dated April 22, 1998 between Ms. Keary Colwell and The San Francisco Company and the Bank of San Francisco. (8)
  10.25 Employment Agreements dated April 22, 1998 between Ms. Joanne Haakinson and the Bank of San Francisco(8)
  21      Subsidiaries of registrant (3)
  23.1*   Consent of Independent Auditors
___________________________
  Footnotes to List of Exhibits:
  *    Indicates filed herewith.
  (1)  Incorporated by reference from the Form S-2 (Registration No. 33-
       34985).
  (2) Incorporated by reference from the Form 10-K for the year ended December 31, 1986.
  (3) Incorporated by reference from Form 10-K for the year ended December 31, 1990.
  (4) Incorporated by reference from Proxy Statement for the Special Meeting of Stockholders' held on May 23, 1994.
  (5) Incorporated by reference from Form 10-K for the year ended December 31, 1994.
  (6) Incorporated by reference from Form 10-K for the year ended December 31, 1995.
  (7) Incorporated by reference from Proxy Statement of the 1996 Annual Meeting of Stockholders' held on December 18, 1996.
  (8) Incorporated by reference from the Form 10-Q for the three and six months ended June 30, 1998.

(b)  Reports on Form 8-K filed in the fourth quarter of 1998:

  A Form 8-K was filed in December 1998 regarding the announcement dated December 4, 1998 of the transfer of voting control of the Company's Common Stock.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         The San Francisco Company


 /s/ James E. Gilleran        Chairman of the Board and      March 24, 1999
James E. Gilleran              Chief Executive Officer
                               (Principal Executive Officer)


 /s/ Keary L. Colwell           Executive Vice President     March 24, 1999
Keary L. Colwell                 Chief Financial Officer
                                 (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                         Date


 /s/ James E. Gilleran        Chairman of the Board and     March 24, 1999
James E. Gilleran             Chief Executive Officer
                              (Principal Executive Officer)


 /s/ John McGrath             President and                 March 24, 1999
John McGrath                  Director



 /s/ Willard D. Sharpe        Director                      March 24, 1999
Willard D. Sharpe



 /s/ Gordon B. Swanson        Director                      March 24, 1999
Gordon B. Swanson



 /s/ Kent D. Price            Director                      March 24, 1999
Kent D. Price



 /s/ Nicholas C. Unkovic      Director                      March 24, 1999
Nicholas C. Unkovic



 /s/ Paul Erickson            Director                      March 24, 1999
Paul Erickson



/s/ Gary Williams             Director                      March 24, 1999
Gary Williams



/s/ Peter Foo                 Director                      March 24, 1999
Peter Foo

                                 EXHIBIT 23.1






                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
The San Francisco Company


We consent to the incorporation by reference in the registration statement on Form S-8 (No. 333-24993) of The San Francisco Company and subsidiaries (the "Company") of our report dated February 11, 1999, relating to the Consolidated Statements of Financial Condition of The San Francisco Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated Statements of Operations, Changes in Shareholders' Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 Form 10K of The San Francisco Company.




San Francisco, California
March 24, 1999