Form 10-Q
period 1999-03-31
SAN FRANCISCO CO
filed 1999-05-11
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1999

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

                    Yes X                No

The Registrant had 31,723,782 shares of Class A Common Stock outstanding on April 30, 1999.

PAGE

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                      Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At March 31, 1999 and December 31, 1998 . . . . . . . . . .  1

          Consolidated Statements of Operations
           For the Three Months Ended March 31, 1999 and 1998. . . . .  2

          Consolidated Statements of Changes in Shareholders'Equity
           and Comprehensive Income For the Three Months Ended
           March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1999 and 1998. . . . .  4

          Notes to Consolidated Financial Statements . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .  6


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PAGE

Item. 1 - Consolidated Financial Statements

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                   March 31, 1999 and December 31, 1998

                                                        (Unaudited)
                                                   March 31,     December 31,
(Dollars in Thousands
Except Per Share Data)                                1999           1998

Assets:
Cash and due from banks                               $2,772        $5,908
Federal funds sold                                     6,000         9,000
  Cash and cash equivalents                            8,772        14,908
Investment securities held-to-maturity
 (Market: 1999 $3,287; 1998 $3,851)                    3,298         3,846
Investment securities available-for-sale              28,116        34,235
Federal Home Loan Bank stock, at par                   1,998         1,971

Loans and leases                                      81,457        73,980
Deferred fees                                           (158)         (144)
Allowance for loan and lease losses                   (1,625)       (1,625)
  Loans and leases, net                               79,674        72,211
Other real estate owned                                   51            51
Premises and equipment, net                            7,431         7,546
Interest receivable                                      760           748
Other assets                                           7,544         4,620
  Total Assets                                      $137,644      $140,136

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                        $16,288       $18,237
Interest bearing deposits                             76,949        77,451
  Total deposits                                      93,237        95,688
Other borrowings                                      20,000        20,000
Other liabilities and interest payable                 1,322         1,744
  Total liabilities                                  114,559       117,432

Shareholders' Equity:
Preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1999 and 1998 - 15,869        111           111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding-1999 and 1998-31,728,782        317           317
Additional paid-in capital                            78,816        78,816
Retained deficit                                     (56,067)      (56,619)
Accumulated other comprehensive (loss) income            (92)           79
  Total shareholders' equity                          23,085        22,704
  Total Liabilities and Shareholders' Equity        $137,644      $140,136

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
                Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                                           March 31,
(Dollars in Thousands
Except Per Share Data)                              1999             1998
Interest income:
  Loans                                            $1,753           $1,211
  Investments                                         689              826
  Dividends                                            26               23
  Total interest income                             2,468            2,060
Interest expense:
  Deposits                                            652              653
  Other borrowings                                    272              150
  Total interest expense                              924              803

Net interest income                                 1,544            1,257
Adjustment for loan and lease losses                   --              (94)
Net interest income after adjustment
  for loan and lease losses                         1,544            1,351

Non-interest income:
  Stock option commissions and brokerage fees         437              257
  Real estate rental income                           306              257
  Service charges and fees                            174              146
  Income from operating leases                         53               --
  Other income                                         49               37
  Total non-interest income                         1,019              697

Non-interest expense:
  Salaries and related benefits                     1,223              973
  Occupancy expense                                   290              292
  Data processing                                     109              111
  Professional fees                                    85              126
  Corporate insurance premiums                         63               56
  Equipment expense                                    51               39
  Other operating expenses                            182              149
  Total non-interest expense                        2,003            1,746
Income before income taxes                            560              302
Provision for income taxes                              3               --
  Net Income                                         $557             $302

Income per common share:
  Basic: Net income                                 $0.02            $0.01
         Weighted average shares outstanding   31,728,782       31,723,782

Diluted: Net income                                 $0.02            $0.01
         Weighted average shares outstanding   33,254,168       33,089,892


See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity and
                             Comprehensive Income
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


                                                              Accum
                                                              ulated
                                                               Other  Total
                                Additional Compre- Retained  Compre-  Share-
(Dollars in    Preferred Common Paid-in    hensive Earnings  hensive  holders'
 Thousands)        Stock  Stock Capital    Income  (Deficit) Income   Equity


Balances at
January 1, 1998     $111   $317   $78,814          $(61,656)   $(16)  $17,570
Other comprehensive
loss, net of tax
Unrealized losses
on securities, net           --        --     (8)        --      (8)       (8)
Other comprehensive
   loss               --     --        --     (8)        --       --       --
Net income
 (three months)       --     --        --    302        302       --      302
Comprehensive income                         294

Balances at
March 31, 1998       111    317    78,814           (61,354)     (24)  17,864

Net proceeds from
the exercise of
  stock options       --     --         2                --       --        2
Dividend on
Preferred Stock       --     --        --                (5)      --       (5)
Other comprehensive
 income, net of tax
  Unrealized gain on
   securities, net    --     --        --    103         --      103      103
Other comprehensive
     income                                  103
Net income
  (nine months)       --     --        --  4,740      4,740       --    4,740
Comprehensive income                       4,843

Balances at
December 31, 1998    111    317    78,816           (56,619)      79   22,704

Dividend on
Preferred Stock       --     --        --                (5)      --       (5)
Other comprehensive
 loss, net of tax
  Unrealized loss on
   securities, net    --     --        --   (171)        --     (171)    (171)
Other comprehensive
          loss                              (171)
Net income
  (three months)      --     --        --    557        557       --      557
Comprehensive income                         386

Balances at
March 31, 1999      $111   $317   $78,816          $(56,067)    $(92) $23,085



See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


(Dollars in Thousands)                                    1999        1998

Cash Flows from Operating Activities:
Net income                                                 $557       $302
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Adjustment for loan losses                                 --        (94)
  Depreciation and amortization expense                     142        124
  Decrease in interest receivable and other assets            7        259
  Decrease in interest payable and other liabilities       (422)      (339)
  Increase (decrease) in deferred loan fees                  14        (37)
Net cash flows provided by operating activities             298        215

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
       securities held-to-maturity                          548        406
  Proceeds from maturities of investment
       securities available-for-sale                     10,013      8,024
  Purchase of investment securities available-for-sale   (4,093)    (5,305)
  Net (increase) decrease in loans                       (7,477)       222
  Recoveries of loans previously charged off                 --         10
  Purchases of premises and equipment                       (27)      (125)
  Net increase of investment in operating leases         (2,943)        --
  Proceeds from the sale of other real estate owned          --         48
Net cash (used in) provided by investing activities      (3,979)     3,280

Cash Flows from Financing Activities:
  Net (decrease) increase in deposits                    (2,450)     2,522
  Dividends on Series B Preferred Stock                      (5)        --
Net cash (used in) provided by financing activities      (2,455)     2,522

(Decrease) increase in cash and cash equivalents         (6,136)     6,017
Cash and cash equivalents at beginning of period         14,908     16,987
Cash and cash equivalents at end of period               $8,772    $23,004


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                   $747       $538
Income taxes                                                  6         12

See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                            (March 31, 1999 Unaudited)

Note 1 - Organization

     The San Francisco Company (the "Company") is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Bank of San Francisco (the "Bank") is a California state chartered banking corporation and a wholly owned subsidiary of the Company.

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

     The data as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year of 1999. This report should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

Note 3 - Earnings Per Share (the "EPS")

     The Company adopted Statement of Financial Accounting Standards (the "SFAS") No. 128, Earnings Per Share." SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement, and disclosure of the calculation of basic EPS compared to diluted EPS in the footnotes to the financial statements.

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


     (dollars in thousands except per-share amounts)
                                                                   Per-share
     1999                            Income         Shares           amount
     Basic EPS                         $555        31,728,782        $0.02
     Effect of dilutive securities:
          Series B Preferred Stock        2               793
          Stock Options                  --         1,524,593
     Diluted EPS                       $557        33,254,168        $0.02

                                                                   Per-share
     1998                            Income         Shares           amount
     Basic EPS                         $300        31,723,782        $0.01
     Effect of dilutive securities:
          Series B Preferred Stock        2               793
          Stock Options                  --         1,365,317
     Diluted EPS                       $302        33,089,892        $0.01


Note 4 - Recent Accounting Pronouncements

     During the first quarter of 1999, there were no new pronouncements that are applicable to the Company or the Bank.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the Company did not have any derivative instruments or engage in hedging activities.


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

     The Company's Common Stock is not listed on any exchange. First Security Van Kasper of San Francisco California is the sole market maker in the Company's Common Stock.

     The Company recorded net income of $557,000 for the three months ended March 31, 1999, compared to a net income of $302,000 for the same period in 1998. The increase in the Company's net income of $255,000 was primarily from an increase in net interest income and non-interest income, partially offset by an increase in non-interest expenses in first quarter 1999 compared to the same period in 1998.

     At March 31, 1999, total assets were $137.6 million, a decrease of $2.5 million, or 1.8% from $140.1 million at December 31, 1998. As of March 31, 1999, total loans were $81.5 million, an increase of $7.5 million, or 10.1%, compared to $74.0 million at December 31, 1998. Total deposits were $93.2 million at March 31, 1999, a decrease of $2.5 million, or 2.6%, compared to $95.7 million at December 31, 1998.


Results of Operations

Net Interest Income

     The Company's net interest income was $1.5 million in the quarter ended March 31, 1999 compared to $1.3 million for the same period in 1998, or an increase of 23%. The increase was primarily the result of an increase in earning assets.

Adjustment for Loan and Lease Losses

     The Company recorded an adjustment for loan and lease losses of $94,000 for the first quarter of 1998 compared to none in the same period in 1999. Based on the factors more fully discussed under "Allowance for Loan and Lease Losses", no provision or adjustment was required for the first quarter of 1999. The adjustment for loan and lease losses in 1998 reflected the amount necessary to reduce the allowance for loan and lease losses to a level that management believed was adequate based on the factors that are more fully discussed under "Loans and Leases - Allowance for Loan and Lease Losses".

Non-Interest Income

     Non-interest income was $1.0 million at March 31, 1999 compared to $697,000 at March 31, 1998. The increase in non-interest income of $322,000 was primarily the result of an increase in stock option and brokerage commission income in 1999 compared to 1998. In addition, all other types of non-interest income improved.

Non-Interest Expense

     The Company's non-interest expenses increased to $2.0 million from $1.7 million for the three month period ended March 31, 1999 and 1998, respectively. The increase of $257,000, or 17.6%, was primarily related to compensation related expenses including incentive programs.

Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $8.8 million, or 6.4% of total assets, at March 31, 1999, a decrease of $6.1 million, from $14.9 million, or 10.6% of total assets, at December 31, 1998. The decrease in liquidity was the result of an increase in loans by $7.5 million, an increase in operating leases by $3.0 million, a decrease in deposits by $2.5 million, and a decrease in investment securities totaling $6.6 million.

     As of March 31, 1999, the Bank had pledged securities totaling $22.7 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totalling $20.0 million. As of March
31, 1999, the Bank has the ability to borrow up to a maximum of 20% of total assets or $27.5 million from the FHLB upon the pledge of sufficient collateral. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of March
31, 1999, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB")for a total borrowing facility of $1.8 million upon the pledge of securities. At March 31, 1999 and December 31, 1998, no securities were pledged as collateral for the FRB facility.

     Capital

     At March 31, 1999, shareholders' equity was $23.1 million compared to $22.7 million at December 31, 1998.

     The Company and the Bank are subject to general regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain level of capital. As of March 31, 1999, the Company and the Bank are in compliance with all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 1999:

                                                      Minimum
                                                      Capital
                            Company    Bank       Requirement

Leverage ratio                 15.3%   15.2%              4.0%
Tier 1 risk-based capital      20.6    20.5               4.0
Total risk-based capital       21.9    21.8               8.0

Investment Activities

     At March 31, 1999, the Company's investment securities and Fed funds sold totaled $39.4 million, or 28.6% of total assets, compared to $49.1 million, or 35.0% of total assets, at December 31, 1998. The decrease in investment securities resulted primarily from principal amortization on mortgage related securities, and the maturity and call of certain agency securities. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of seven years or less.

     At March 31, 1999, investment securities held-to-maturity totaled $3.3 million, compared to $3.8 million at

December 31, 1998, and are carried at amortized cost. At March 31, 1999, the Company held $28.1 million in securities available-for-sale, compared to $34.2 million at December 31, 1998. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of March 31, 1999, the investment securities available-for-sale have an unrealized loss of $92,000 net of tax, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale.

Loans and Leases

     During the first quarter of 1999, total loans and leases increased, from $74.0 million at December 31, 1998 to $81.5 million at March 31, 1999. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at March 31, 1999 and December 31, 1998 is summarized as follows:

                                                  March 31,  December 31,
(Dollars in Thousands)                              1999         1998

Real estate mortgage                               $56,385       $50,845
Secured commercial and financial                     9,884        10,054
Unsecured                                           12,707        11,771
Other loans and leases                               2,481         1,310
                                                    81,457        73,980
Deferred fees and costs, net                          (158)         (144)
Allowance for possible loan and lease losses        (1,625)       (1,625)
  Total loans and leases, net                      $79,674       $72,211

     Impaired Loans and Leases

     On March 31, 1999, the Bank had one unsecured loan totaling $200,000 that was 90 days past due, and there were no loans past due between 31 and 89 days.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of March 31, 1999 and December 31, 1998, the Company had impaired loans totaling $200,000 and zero, respectively. Total interest income recognized on impaired loans during the first quarter of 1999 and 1998 was zero and $4,000, respectively.

     There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate the non-performing assets which are presently reflected on the Company's statement of financial condition.

     Allowance for Loan and Lease Losses

     Generally, the Bank charges current earnings with a provision for estimated losses on loan and lease receivables. The Bank will provide an adjustment if the total allowance for loan and lease losses exceeds the amount of estimated loan and lease losses. The provisions or adjustments take into consideration specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors and other factors.

     Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of March 31, 1999, $100,000 of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No.
114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for losses that may occur in the future on loans and leases that may or may not presently have credit quality weaknesses, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the quarter ended March 31, 1999:


                                                                March 31,
(Dollars in Thousands)                                            1999

Beginning balance of allowance for loan and
        lease losses at December 31, 1998                       $1,625
  Charge-offs                                                       --
  Recoveries                                                        --
  Provision (adjustment)                                            --
Ending balance of allowance for loan and lease losses           $1,625

     For the quarter ended March 31, 1999, the unallocated portion of the allowance for loan and lease losses totaled $285,000 compared to $409,000 at December 31, 1998.

Other Assets

     Operating Leases

     As of March 31, 1999, other assets included investments in operating leases totaling $5.0 million compared to $2.0 million at December 31, 1998.


     Deferred Tax Asset

     As of March 31, 1999 and December 31, 1998, other assets included total deferred tax assets net of deferred tax liabilities and the valuation allowance of $2.1 million. As of March 31, 1999, the Company's estimated total deferred tax assets net of deferred tax liabilities is estimated to be $17.7 million compared to $18.2 million as of December 31, 1998. As of March 31, 1999, the estimate includes tax credits of $500,000, other net temporary difference of $100,000, and $17.1 million in net operating loss carryforward benefits. The valuation allowance for net deferred tax assets totaled $15.6 million and $16.1 million at March 31, 1999 and December 31, 1998, respectively.


Deposits

     The Company had total deposits of $93.2 million at March 31, 1999 compared to $95.7 million at December 31, 1998, a decrease of $2.5 million or 2.6%. The decrease was attributed to a decline in Escrow related deposits of approximately $1.5 million, a decline in private and business banking related deposits of $4.7 million partially offset by an increase in homeowners' association related customer's deposits of $3.3 million. A summary of deposits at March 31, 1999 and December 31, 1998 is as follows:

                                            March 31,  December 31,
(Dollars in Thousands)                         1999        1998

Demand deposits                             $16,288        $18,237
NOW                                          18,459         19,998
Money market and savings                     18,069         17,838
  Total deposits with no stated maturity     52,816         56,073
Time deposits:
  Less than $100,000                         18,622         18,373
  $100,000 and greater                       21,799         21,242
  Total time deposits                        40,421         39,615
  Total deposits                            $93,237        $95,688

     The Bank's deposits from private and business banking customers totaled $37.3 million, or 40.0% of total deposits, at March 31, 1999, compared to $41.2 million, or 43.1% of total deposits, at December 31, 1998. Deposits from Association Bank Services customers totaled $22.5 million, or 24.1% of total deposits at March 31, 1999, compared to $19.2 million, or 20.0% of total deposits at December 31, 1998. Deposits from Escrow customers totaled $17.7 million, or 19.0% of total deposits at March 31, 1999, compared to $19.2 million, or 20.0% of total deposits at December 31, 1998. Deposits acquired through the money desk operations totaled $13.1 million, or 14.1% of total deposits at March 31, 1999, compared to $12.3 million, or 12.9% of total deposits at December 31, 1998.

Other Borrowings

     As of March 31, 1999, the Bank had long-term FHLB borrowings outstanding totaling $18.0 million and short-term FHLB borrowings outstanding of $2.0 million secured by pledged securities totaling $22.7 million.

Year 2000 Readiness Disclosure

     The following discussion of the implications of the Year 2000 (the "Y2K") problem for the Bank contains numerous forward-looking statements based on inherently uncertain information.

     The Bank has adopted and is implementing a plan to identify, assess, and address issues related to the Year 2000 problem (the "Y2K Plan"). The Y2K problem is a computer programming issue that has occurred as a result of many computer systems being programmed to use a two digit code to identify the year. For example, the year 1998 would be signified as "98", and, therefore, the year 2000 may be mis-recognized as 1900. This could result in the miscalculation of financial data and/or result in processing errors in transactions or functions that are date sensitive.

     Generally, the Bank's Y2K business risks come from internal sources such as the Bank's own computer systems and from external sources such as borrowers whose businesses might be adversely impacted by the Y2K problem, deposit customers whose transactions are transmitted electronically, and other third parties such as institutions, vendors, and governmental agencies whose computer systems may have a direct or indirect adverse impact on the Bank or the Bank's customers. The Bank maintains much of its computer hardware on the premises of third party vendors, uses software under licensing agreements with vendors, and has outsourced its data processing requirements to outside vendors. As a result, the Bank is highly reliant on vendors to upgrade many of the Bank's systems to be Y2K compliant in the timeframe specified by the Y2K Plan.

     The cost of the project and the date on which the Y2K Plan specifies the Bank will complete the modifications are based on several assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that the Y2K Plan and the Bank's remediation efforts will be achieved and actual results could differ. Moreover, while the Y2K Plan specifies that the Company will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Bank. There also can be no guarantee that the failure of other third parties to modify their systems would not have a material adverse affect on the Company and the Bank.

     The purpose of the Y2K Plan is to manage and mitigate the business risks associated with the Y2K problem. The Y2K Plan involves a five step process; identification, assessment, renovation, testing, and implementation. Presently, the Bank is in the implementation phase of the process. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank Audit and Regulatory Committee of the Board. The Bank's internal audit function periodically performs a review of the Y2K Plan progress.

     As of March 31, 1999, the Bank has substantially implemented mission critical system upgrades for all of its core banking hardware and software including vendor supported hardware and software. Testing to the mission critical systems was successfully completed as of March 31, 1999. The Bank has requested certification of testing compliance from all vendors and intends to continue testing the compliance of all major vendor systems. The Bank will attempt to obtain a certification of testing compliance of all major systems from an independent third party where possible. The Bank has sent notification to all loan and deposit customers apprising them of the potential problems and requesting that they assess the compliance of their computer systems. The Bank's lending policies have been revised to require an assessment of a borrower's risks to the Y2K problem, and the assessment has been incorporated into the credit review process. In addition, the Y2K Plan includes provisions that provide for the Bank's use of manual processes, for a limited period of time, if the Bank's systems are not operational, and that ensure that additional liquidity is available in the event of a limited disruption of customer cashflows.

     The Y2K Plan includes a contingency plan if certain tasks are not successfully completed by specified trigger dates. If the Bank's mission critical systems were not compliant by March 31, 1999, the Bank would have been required to take the necessary steps to correct the deficiency by implementing the contingency plan phase of the Y2K Plan which includes engaging alternate vendors who are Y2K compliant. The Bank will continue testing mission critical systems throughout 1999. If the Bank is required to implement the contingency phase because of a subsequent failure, additional costs are likely to be incurred.

     The cost associated with executing the Y2K Plan and completing the Y2K modifications were estimated to be approximately $250,000, for 1997 and 1998, including approximately $160,000 for acquired hardware which is being amortized over its estimated useful life. Additional costs, estimated to be a maximum of $100,000, may be incurred in the future. The funds for these modifications are from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Bank's policies, are being expensed as incurred. As of March 31, 1999, $248,000 of Y2K costs have been incurred. No significant information technology projects have been deferred as a result of the Y2K efforts. There can be no assurance that the cost to replace or modify the Bank's date sensitive systems will not exceed the Bank's present estimate or that all business risks and related exposure have been identified.

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

     The Bank believes that the greatest risk for disruption to its business may result from Y2K noncompliance of third parties that have major business relationships with the Bank. The possible consequences of noncompliance by third parties include, among other things, delays in processing daily deposits and withdrawals, and an increase in loan delinquencies from potential business failures. These risks are inherent in the industry and not specific to the Bank. The Bank is unable to estimate the potential financial impact of the scenarios described above. However, the Bank believes that its Y2K Plan should reduce any material adverse effect caused by any such disruption.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           The San Francisco Company
                                  (Registrant)



Date:  May 7, 1999                                /s/ James E. Gilleran
                                                  James E. Gilleran
                                                  Chairman of the Board and
                                                  Chief Executive Officer



Date:  May 7, 1999                                /s/ Keary L. Colwell
                                                  Keary L. Colwell
                                                  Chief Financial Officer and
                                                  Executive Vice President