Form 10-Q
period 1999-06-30
SAN FRANCISCO CO
filed 1999-08-03
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1999

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

                        Yes X              No

The Registrant had 31,818,782 shares of Class A Common Stock outstanding on July 17, 1999.

Page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page

Part I - Financial Information

Item 1. Consolidated Statements of Financial Condition
         At June 30, 1999 and December 31, 1998  . . . . . . . . . . . .  1

        Consolidated Statements of Operations
         For the Three and Six Months Ended June 30, 1999 and 1998 . . .  2

        Consolidated Statements of Changes in Shareholders' Equity and
         Comprehensive Income For the Six Months
          Ended June 30, 1999 and 1998  . . . . . . . . . . . . . . . . . 3

        Consolidated Statements of Cash Flows
         For the Three and Six Months Ended June 30, 1999 and 1998 . . .  4

        Notes to Consolidated Financial Statements . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .  7


Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 14

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Page

                 The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                    June 30, 1999 and December 31, 1998
                                                          (Unaudited)
                                                       June 30,  December 31,
(Dollars in Thousands Except Per Share Data)              1999         1998
Assets:
Cash and due from banks                                   $5,158      $5,908
Federal funds sold                                        13,303       9,000
  Cash and cash equivalents                               18,461      14,908
Investment securities held-to-maturity, at cost
 (Fair value: 1999 $2,758; 1998 $4,830)                    2,789       3,846
Investment securities available-for-sale, at fair value   28,045      34,235
Federal Home Loan Bank stock, at par                       2,022       1,971

Loans                                                     84,544      73,980
Deferred loan fees                                          (118)       (144)
Allowance for loan losses                                 (1,525)     (1,625)
  Loans, net                                              82,901      72,211
Other real estate owned, net                                  --          51
Premises and equipment, net                                7,307       7,546
Interest receivable                                          741         748
Other assets                                               7,270       4,620
     Total Assets                                       $149,536    $140,136

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                            $19,615     $18,237
Interest bearing deposits                                 85,160      77,451
  Total deposits                                         104,775      95,688
Other borrowings                                          20,000      20,000
Other liabilities and interest payable                     1,364       1,744
  Total liabilities                                      126,139     117,432

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
    Issued and outstanding - 1999 and 1998 - 15,869          111         111
  Common stock (par value $0.01 per share)
    Class A - Authorized - 100,000,000 shares;
    Issued and outstanding - 1999 - 31,818,782 and
          1998 - 31,728,782                                  318         317
Additional paid-in capital                                78,845      78,816
Retained deficit                                         (55,353)    (56,619)
Accumulated other comprehensive (loss) income               (524)         79
  Total shareholders' equity                              23,397      22,704
     Total Liabilities and Shareholders' Equity         $149,536    $140,136

See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)

                                  Three Months                  Six Months
                                  Ended June 30,              Ended June 30,
(Dollars in Thousands
Except Per Share Data)           1999         1998          1999         1998
Interest income:
  Loans                        $1,830       $1,252        $3,583       $2,463
  Investments                     651          819         1,340        1,645
  Dividends                        25           22            51           45
 Total interest income          2,506        2,093         4,974        4,153
Interest expense:
  Deposits                        693          646         1,345        1,299
  Other borrowings                275          149           547          299
 Total interest expense           968          795         1,892        1,598

Net interest income before
provision (adjustment)
  for loan losses               1,538        1,298         3,082        2,555
Provision (adjustment) for
   loan losses                    100         (308)          100         (402)
Net interest income after
 provision (adjustment)
  for loan losses               1,438        1,606         2,982        2,957

Non-interest income:
  Stock brokerage
    commissions and fees          413          278           850          535
  Real estate rental income       310          274           616          531
  Service charges and fees        239          157           413          303
  Income from operating leases    130           --           183           --
  Gain on sale of assets, net      70           25            70           25
  Loss on sale of securities,net   --           --            --           --
  Other income                     62           42           111           79
 Total non-interest income      1,224          776         2,243        1,473

Non-interest expense:
  Salaries and related benefits 1,201        1,013         2,424        1,986
  Occupancy expense               291          289           581          581
  Data processing                 117          103           226          214
  Corporate insurance premiums     65           34           128           90
  Professional fees                59          133           144          259
  Other operating expenses        192          223           425          411
 Total non-interest expense     1,925        1,795         3,928        3,541
Income before income taxes        737          587         1,297          889
Provision for income taxes         20            5            23            5
 Net Income                      $717         $582        $1,274         $884

Income per common share:
  Basic:    Net income          $0.02        $0.02         $0.04        $0.03
         Weighted average
       shares outstanding  31,735,705   31,727,134    31,732,244   31,725,458
  Diluted:  Net income          $0.02        $0.02         $0.04        $0.03
         Weighted average
       shares outstanding  33,448,958   33,091,792    33,161,699   33,090,838


See accompanying notes to unaudited consolidated financial statements.

                    The San Francisco Company and Subsidiaries
            Consolidated Statements of Changes in Shareholders' Equity
                        and Comprehensive Income
                  Six Months Ended June 30, 1999 and 1998
                                (Unaudited)


                                                             Accum
                                                             ulated
                                                             Other    Total
                               Additional Compre-  Retained  Compre-  Share-
              Preferred Common Paid-in    hensive  Earnings  hensive  holders'
(Dollars in       Stock  Stock Capital    Income   (Deficit) Income   Equity
 Thousands)

Balances at
January 1, 1998    $111   $317   $78,814           $(61,656)    $(16) $17,570

Net proceeds from
 the exercise of
  stock options             --         2                 --       --        2
Dividend on
 Preferred Stock                                         (5)      --       (5)
Comprehensive loss,
 net of tax
Net unrealized gains,
     net of
 reclassification
  adjustments                                  $3        --        3        3
Other comprehensive
    income                                      3        --       --       --
Net income
 (six months)                                 884       884       --      884
  Comprehensive income                       $887

Balances at
June 30, 1998       111    317    78,816            (60,777)     (13)  18,454

Comprehensive income,
 net of tax
Net unrealized gains                          $92        --       92       92
Other comprehensive
      income                                   92
Net income
  (six months)                              4,158     4,158       --    4,158
  Comprehensive income                     $4,250

Balances at
 December 31, 1998  111    317   78,816             (56,619)      79   22,704

Net proceeds from
the exercise of
  stock options      --      1       29        --        --       --       30
Dividend on
Preferred Stock                                          (8)      --       (8)
Comprehensive income,
   net of tax
Net unrealized losses                       $(603)       --     (603)    (603)
Other comprehensive
       loss                                  (603)
Net income
  (six months)                              1,274     1,274       --    1,274
  Comprehensive income                       $671

Balances at
June 30, 1999      $111   $318  $78,845            $(55,353)   $(524) $23,397




See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
             Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
                                             Three Months       Six Months
                                             Ended June 30,    Ended June 30,
(Dollars in Thousands)                       1999     1998     1999     1998
Cash Flows from Operating Activities:

Net income                                   $717     $582   $1,274     $884
Adjustments to reconcile net
    income to net cash
 provided by operating activities:
  Provisions (adjustment) for loan losses     100     (308)     100     (402)
  Depreciation and amortization expense       140      127      282      251
  Net gain on sale of real estate owned       (71)     (25)     (71)     (25)
  Decrease (increase) in interest
    receivable and other assets               114     (102)     120      157
  Increase (decrease) in interest
    payable and other liabilities              37    1,350     (385)     995
  Decrease in deferred loan fees              (40)      --      (26)     (37)
Net cash flows provided by
    operating activities                      997    1,624    1,294    1,823

Cash Flows from Investing Activities:
  Proceeds from maturities of
investment securities held-to-maturity        509      590    1,057      996
Proceeds from maturities of investment
  securities available-for-sale             1,581    4,488   11,594   12,529
Purchase of investment securities
  available-for-sale                       (1,965)  (5,739)  (6,058) (11,045)
  Net increase in loans                    (3,087)  (1,218) (10,564)    (996)
  Loans charged off net of (recoveries)      (200)      42     (200)      52
  Proceeds from the sale of
   other real estate owned                    122       50      122       98
  Purchases of premises and equipment         (16)     (88)     (43)    (213)
  Net decrease (increase) in
   investment in operating leases             181       --   (2,762)      --
Net cash (used in) provided
  by investing activities                  (2,875)  (1,875)  (6,854)   1,421

Cash Flows from Financing Activities:
  Net increase in deposits                 11,537   13,411    9,087   15,933
  Net increase in other borrowings             --    5,000       --    5,000
  Cash dividends paid on
    Series B Preferred Stock                   --       --       (4)      --
  Net proceeds from sale of stock              30        2       30        2
Net cash provided by financing activities  11,567   18,413    9,113   20,935

Increase in cash and cash equivalents       9,689   18,162    3,553   24,179
Cash and cash equivalents at
 beginning of period                        8,772   23,004   14,908   16,987
Cash and cash equivalents at
 end of period                            $18,461  $41,166  $18,461  $41,166

Supplemental Disclosure
 of Cash Flow Information:
Cash paid during the period for:
Interest                                   $1,158     $913   $1,905   $1,451
Payment of income taxes                        21        6       27       18

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                Notes to Consolidated Financial Statements
                         (June 30, 1999 Unaudited)

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

  The data as of June 30, 1999, and for the three months ended June 30, 1999 and 1998 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended June
30, 1999 are not necessarily indicative of the results to be expected for the entire year of 1999. This report should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

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


  (dollars in thousands except per-share amounts)
                                                                    Per-share
  1999                                Income            Shares        amount
  Second quarter
  Basic EPS                             $715        31,735,705         $0.02
  Effect of dilutive securities:
        Series B Preferred Stock           2               793
        Stock Options                     --         1,712,460

  Diluted EPS                           $717        33,448,958         $0.02

  Year to date
  Basic EPS                           $1,270        31,732,244         $0.04
  Effect of dilutive securities:
        Series B Preferred Stock           4               793
        Stock Options                     --         1,428,662

  Diluted EPS                         $1,274        33,161,699         $0.04

                                                                    Per-share
  1998                                Income            Shares        amount
  Second quarter
  Basic EPS                             $580        31,727,134         $0.02
  Effect of dilutive securities:
        Series B Preferred Stock           2               793
        Stock Options                     --         1,363,865
  Diluted EPS                           $582        33,091,792         $0.02

  Year to date
  Basic EPS                             $879        31,725,458         $0.03
  Effect of dilutive securities:
        Series B Preferred Stock           5               793
        Stock Options                     --         1,364,587

  Diluted EPS                           $884        33,090,838         $0.03



Note 4 - Recent Accounting Pronouncements

  During the first half of 1999, there were no new pronouncements that are applicable to the Company or the Bank.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1999, the Company did not have any derivative instruments or engage in hedging activities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their respective long-term business plan, the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the risks associated with Year 2000 remediation, the continued services of the Company's and Bank's key executives and managers, the real estate market in California and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

  The Company recorded net income of $717,000 for the three months ended June 30, 1999, compared to a net income of $582,000 for the same period in 1998. The increase in the Company's net income of $135,000 was primarily from an increase in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and by an increase in non-interest expenses in second quarter 1999 compared to the same period in 1998.

  The Company recorded net income of $1.3 million for the six months ended
June 30, 1999, compared to a net income of $884,000 for the same period in 1998. The increase in the Company's net income of $390,000 was primarily from an increase in net interest income and non-interest income, partially offset by an increase in the provision for loan losses and by an increase in non-interest expenses in first half of 1999 compared to the same period in 1998.

  At June 30, 1999, total assets were $149.5 million, an increase of $9.4 million, or 6.7% from $140.1 million at December 31, 1998. As of June 30, 1999, total loans were $84.5 million, an increase of $10.5 million, or 14.2%, compared to $74.0 million at December 31, 1998. Total deposits were $104.8 million at June 30, 1999, an increase of $9.1 million, or 9.5%, compared to $95.7 million at December 31, 1998.

Results of Operations

Net Interest Income

  The Company's net interest income was $1.5 million in the quarter ended June 30, 1999 compared to $1.3 million for the same period in 1998, or an increase of 18.5%. The Company's net interest income was $3.1 million in the six months ended June 30, 1999 compared to $2.6 million for the same period in 1998, or an increase of 20.6%. The increase was primarily the result of an increase in higher yielding earning assets.

Provision/Adjustment for Loan and Lease Losses

  In 1998, the Bank recorded reductions to the allowance for loan and lease losses as an adjustment for loan and lease losses. The Company recorded a provision for loan and lease losses of $100,000 for the second quarter of 1999 compared to an adjustment of $308,000 for the same period in 1998. The Company recorded a provision for loan and lease losses of $100,000 for the first half of 1999 compared to an adjustment of $402,000 for the same period in 1998. The provision and adjustments were based on the factors more fully discussed under "Allowance for Loan and Lease Losses".

Non-Interest Income

  Non-interest income was $1.2 million for the quarter ended June 30, 1999 compared to $776,000 for the same period in 1998, an increase of $448,000, or 58%. Non-interest income was $2.2 million for the first half of 1999 compared to $1.5 million for the same period in 1998, an increase of $770,000, or 52%. The increase in non-interest income was primarily the result of an increase in stock option and brokerage commission income from higher transaction volumes, an increase in real estate rental income from higher rents, an increase in operating lease income, and an increase in all other fees and charges in 1999 compared to 1998.

Non-Interest Expense

  The Company's non-interest expenses increased to $1.9 million from $1.8 million for the second quarter 1999 and 1998, respectively. The increase of $130,000, or 7.2%, was primarily related to compensation related expenses including incentive programs.

  The Company's non-interest expenses increased to $3.9 million from $3.5 million for the six month period ended June 30, 1999 and 1998, respectively. The increase of $387,000, or 10.9%, was primarily related to compensation related expenses including incentive programs.


Financial Condition

Liquidity and Capital Resources

  Liquidity

  The Bank's liquid assets, which include cash and short term investments totaled $18.5 million, or 12.3% of total assets, at June 30, 1999, an increase of $3.6 million, from $14.9 million, or 24.2% of total assets, at December 31, 1998. The change in liquidity was the result of an increase in deposits of $9.1 million offset by a decrease in investments available for sale of $6.2 million which was partially used to fund an increase in loans and operating leases.

  As of June 30, 1999, the Bank had pledged securities totaling $20.0 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totaling $20.0 million. As of June 30, 1999, the Bank has the ability to borrow up to a maximum of 20% of total assets or $29.9 million from the FHLB upon the pledge of sufficient collateral. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of June 30, 1999, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

  The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $2.1 million upon the pledge of securities. At June 30, 1999 and December 31, 1998, no securities were pledged as collateral for the FRB facility.


  Capital

  At June 30, 1999, shareholders' equity was $23.4 million compared to $22.7 million at December 31, 1998.

  The Company and the Bank are subject to general regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain levels of capital. As of June 30, 1999, the Company and the Bank are in compliance with all minimum capital ratio requirements.

  The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 1999:

                                                     Minimum
                                                     Capital
                            Company     Bank     Requirement
Leverage ratio                 15.5%    15.4%           4.0%
Tier 1 risk-based capital      20.4     20.3            4.0
Total risk-based capital       21.6     21.5            8.0


Investment Activities

  At June 30, 1999, the Company's investment securities, FHLB stock, and Fed funds sold totaled $46.2 million, or 30.9% of total assets, compared to $49.1 million, or 35.0% of total assets, at December 31, 1998. The decrease in investment securities resulted primarily from principal amortization on mortgage related securities, and the maturity and call of certain agency securities. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of seven years or less.

  At June 30, 1999, investment securities held-to-maturity totaled $2.8 million, compared to $3.8 million at December 31, 1998, and are carried at amortized cost. At June 30, 1999, the Company held $28.0 million in securities available-for-sale, compared to $34.2 million at December 31, 1998. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of June 30, 1999, the investment securities available-for-sale have an unrealized loss of $524,000 net of tax, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale. The decline in market value of the investment securities was the result of increasing market interest rates during the second half of 1999. The market value of the investment portfolio will fluctuate with changes in market interest rates. Management believes the recent decline in market value is temporary and does not represent a permanent impairment in the market value of the investment portfolio.


Loans and Leases

  During the first half of 1999, total loans and leases increased, from $74.0 million at December 31, 1998 to $84.5 million at June 30, 1999. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at June 30, 1999 and December 31, 1998 is summarized as follows:

                                                     June 30,   December 31,
(Dollars in Thousands)                                  1999           1998

Real estate mortgage                                 $59,094        $50,845
Secured commercial and financial                       9,456         10,054
Unsecured                                             11,549         11,771
Other loans and leases                                 4,445          1,310
                                                      84,544         73,980
Deferred fees and costs, net                            (118)          (144)
Allowance for possible loan and lease losses          (1,525)        (1,625)
  Total loans and leases, net                        $82,901        $72,211

  Impaired Loans and Leases

  On June 30, 1999, the Bank had no loans that were past due more than 31 days.

  The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of June 30, 1999 and December 31, 1998, the Company had no impaired loans. Total interest income recognized on impaired loans during the first half of 1999 and 1998 was zero and $4,000, respectively.

  There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate any assets that become non-performing in the future. As of June 30, 1999, the Company's statement of financial condition did not include any non-performing assets.

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

  Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of June 30, 1999, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for losses that may occur in the future on loans and leases that may or may not presently have credit quality weaknesses, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the quarter ended June 30, 1999:


(Dollars in Thousands)                                           1999

Beginning balance of allowance for
loan and lease losses at December 31, 1998                     $1,625
  Charge-offs                                                     200
  Recoveries                                                       --
  Provision                                                       100
Ending balance of allowance for
loan and lease losses June 30, 1999                            $1,525

  As of June 30, 1999, the unallocated portion of the allowance for loan and lease losses totaled $279,000 compared to $409,000 at December 31, 1998. The unallocated portion of the allowance for loan and lease losses is not associated with a specific loan or lease, or with a specific group or category of loans or leases. The unallocated allowance is intended to provide for those situations where the Bank's experience may be different than industry experience or the Bank does not have extensive historical data other than industry experience upon which to base the level of the allowance for loan and lease losses.

Other Assets

  Operating Leases

  As of June 30, 1999, other assets included investments in operating leases totaling $4.7 million compared to $2.0 million at December 31, 1998. Generally, the operating leases are comprised of computer and electronic equipment leased to various lessees for periods ranging from 30 days to five years. The Bank has contracted with a leasing administrator to manage the equipment and collect lease payments.

  Deferred Tax Asset

  As of June 30, 1999 and December 31, 1998, other assets included total deferred tax assets net of deferred tax liabilities and the valuation allowance of $2.1 million. As of June 30, 1999, the Company's estimated total deferred tax assets net of deferred tax liabilities is estimated to be $17.0 million compared to $18.2 million as of December 31, 1998. As of June 30, 1999, the estimate includes tax credits of $500,000, other net temporary difference of $100,000, and $16.5 million in net operating loss carryforward benefits. The valuation allowance for net deferred tax assets totaled $14.9 million and $16.1 million at June 30, 1999 and December 31, 1998, respectively.

Deposits

  The Company had total deposits of $104.8 million at June 30, 1999 compared to $95.7 million at December 31, 1998, an increase of $9.1 million or 9.5%. The increase is attributed primarily to an increase in homeowners' association related customer's deposits of $4.8 million and an increase in SOL related deposits of $3.3 million. A summary of deposits at June 30, 1999 and December 31, 1998 is as follows:

                                                  June 30,      December 31,
(Dollars in Thousands)                               1999             1998

Demand deposits                                   $19,615          $18,237
NOW                                                19,638           19,998
Money market and savings                           22,264           17,838
  Total deposits with no stated maturity           61,517           56,073
Time deposits:
  Less than $100,000                               18,183           18,373
  $100,000 and greater                             25,075           21,242
  Total time deposits                              43,258           39,615
  Total deposits                                 $104,775          $95,688


  The Bank's deposits from private and business banking customers totaled
$42.8 million, or 41% of total deposits, at June 30, 1999, compared to $41.2 million, or 43% of total deposits, at December 31, 1998. Deposits from Association Bank Services customers totaled $24.0 million, or 23% of total deposits at June 30, 1999, compared to $19.2 million, or 20% of total deposits at December 31, 1998. Deposits from Escrow customers totaled $19.3 million, or 18% of total deposits at June 30, 1999, compared to $19.2 million, or 20% of total deposits at December 31, 1998. Deposits acquired through the money desk operations totaled $12.7 million, or 12% of total deposits at June 30, 1999, compared to $12.3 million, or 12.9% of total deposits at December 31, 1998.

Other Borrowings

  As of June 30, 1999, the Bank had long-term FHLB borrowings outstanding totaling $18.0 million and short-term FHLB borrowings outstanding of $2.0 million secured by pledged securities totaling $20.0 million.

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

  The purpose of the Y2K Plan is to manage and mitigate the business risks associated with the Y2K problem. The Y2K Plan involves a five step process; identification, assessment, renovation, testing, and implementation. Presently, the Bank is in the implementation phase of the process. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank Audit and Regulatory Committee of the Board. The Bank's internal audit function periodically performs a review of the Y2K Plan progress.
  As of June 30, 1999, the Bank has substantially implemented mission critical system upgrades for all of its core banking hardware and software including vendor supported hardware and software. Testing to the mission critical systems was successfully completed as of June 30, 1999. The Bank has requested certification of testing compliance from all vendors and intends to continue testing the compliance of all major vendor systems. The Bank will attempt to obtain a certification of testing compliance of all major systems from an independent third party where possible.

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

  The Y2K Plan includes a contingency plan if certain tasks are not successfully completed by specified trigger dates. If the Bank's mission critical systems were not compliant by June 30, 1999, the Bank would have been required to take the necessary steps to correct the deficiency by implementing the contingency plan phase of the Y2K Plan which includes engaging alternate vendors who are Y2K compliant. The Bank will continue testing mission critical systems throughout 1999. The contingency plan includes steps for implementing manual processes. If the Bank is required to implement the contingency phase because of a subsequent failure, additional costs are likely to be incurred.

  The cost associated with executing the Y2K Plan and completing the Y2K modifications are estimated to be approximately $350,000 including approximately $160,000 for acquired hardware which is being amortized over its estimated useful life. As of June 30, 1999, $256,000 of Y2K costs have been incurred. The funds for these modifications are from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Bank's policies, are being expensed as incurred. No significant information technology projects have been deferred as a result of the Y2K efforts. There can be no assurance that the cost to replace or modify the Bank's date sensitive systems will not exceed the Bank's present estimate or that all business risks and related exposure have been identified.

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


                                  PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 1998 Annual Meeting (the "Annual Meeting") on
May 19, 1999. Two matters were submitted to a vote of security holders at the Annual Meeting. The stockholders elected nine directors and ratified the Board of Directors' selection of KPMG LLP, independent public accountants, as the independent accounting firm for the Company during the fiscal years ending December 31, 1999 and 1998.

        The following schedule sets forth each matter voted upon at the Annual Meeting and the number of votes casts for, against or withheld including a tabulation with respect to each nominee for director.





Proposal/Nominee                    Votes For  Votes Against  Votes Withheld/
                                                              Abstentions

Proposal 1: Election of Directors

  James E. Gilleran                31,623,863             --          55,170

  Paul Erickson                    31,673,863             --           5,170

  Peter Foo                        31,673,863             --           5,170

  John F. McGrath                  31,623,863             --          55,170

  Kent D. Price                    31,668,858             --          10,175

  Nicholas Unkovic                 31,673,863             --           5,170

  Willard D. Sharpe                31,673,863             --           5,170

  Gordon Swanson                   31,673,863             --           5,170

  Gary Williams                    31,673,863             --           5,170


Proposal 2:  Ratify the selection
of KPMG LLP as the Company's
independent accounting firm for
1999 and 1998                      31,623,846          1,075          54,112

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  July 30, 1999                        /s/ James E. Gilleran

                                            James E. Gilleran
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  July 30, 1999                        /s/ Keary L. Colwell

                                            Keary L. Colwell
                                            Chief Financial Officer and
                                            Executive Vice President