Form 10-Q
period 1999-09-30
SAN FRANCISCO CO
filed 1999-11-05
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1999

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

                    Yes  X               No

The Registrant had 31,868,660 shares of Class A Common Stock outstanding on October 22, 1999.

page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At September 30, 1999 and December 31, 1998 . . . . . . . . .  1

          Consolidated Statements of Operations
           For the Three and Nine Months Ended September 30, 1999
           and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Changes in Shareholders'
           Equity and Comprehensive Income
           For the Nine Months Ended September 30, 1999 and 1998 . . . .  3

          Consolidated Statements of Cash Flows
           For the Three and Nine Months Ended September 30, 1999
           and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . .   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . 15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


page

               The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                 September 30, 1999 and December 31, 1998
                                                        (Unaudited)
                                                 September 30,  December 31,
(Dollars in Thousands
Except Per Share Data)                                 1999          1998
Assets:
Cash and due from banks                              $3,700        $5,908
Federal funds sold                                   21,784         9,000
  Cash and cash equivalents                          25,484        14,908
Investment securities held-to-maturity, at cost
 (Fair value: 1999 $2,335; 1998 $3,851)               2,376         3,846
Investment securities available-for-sale,
    at fair value                                    26,747        34,235
Federal Home Loan Bank stock, at par                  2,048         1,971

Loans                                                86,894        73,980
Deferred loan fees                                      (43)         (144)
Allowance for loan losses                            (1,525)       (1,625)
  Loans, net                                         85,326        72,211
Other real estate owned, net                             --            51
Premises and equipment, net                           7,180         7,546
Interest receivable                                     831           748
Other assets                                          7,163         4,620
  Total Assets                                     $157,155      $140,136

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                       $24,364       $18,237
Interest bearing deposits                            86,822        77,451
  Total deposits                                    111,186        95,688
Other borrowings                                     20,000        20,000
Other liabilities and interest payable                1,849         1,744
  Total liabilities                                 133,035       117,432

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
    Issued and outstanding - 1999 and 1998 - 15,869     111           111
  Common stock (par value $0.01 per share)
    Class A - Authorized - 100,000,000 shares;
    Issued and outstanding -
       1999 - 31,868,660 and 1998 - 31,728,782          319           317
Additional paid-in capital                           78,861        78,816
Retained deficit                                    (54,440)      (56,619)
Accumulated other comprehensive (loss) income          (731)           79
  Total shareholders' equity                         24,120        22,704
  Total Liabilities and Shareholders' Equity       $157,155      $140,136


See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                 Three Months             Nine Months
                                 Ended September 30,      Ended September 30,
(Dollars in Thousands
Except Per Share Data)             1999       1998         1999         1998
Interest income:
  Loans                          $1,972     $1,363       $5,555       $3,826
  Investments                       732        931        2,072        2,576
  Dividends                          26         21           77           66
  Total interest income           2,730      2,315        7,704        6,468
Interest expense:
  Deposits                          722        778        2,067        2,077
  Other borrowings                  282        154          829          453
  Total interest expense          1,004        932        2,896        2,530

Net interest income
before provision (adjustment)
  for loan losses                 1,726      1,383        4,808        3,938
Provision (adjustment)
  for loan losses                    --     (1,075)         100       (1,477)
Net interest income after
  provision (adjustment)
   for loan losses                1,726      2,458        4,708        5,415

Non-interest income:
  Stock brokerage
   commissions and fees             500        220        1,350          755
  Real estate rental income         306        285          922          816
  Service charges and fees          230        181          643          484
  Income from operating leases      124         --          307           --
  Gain on sale of assets, net        --         17           70           42
  Loss on sale of securities, net    --         --           --           --
  Other income                       61         28          172          107
  Total non-interest income       1,221        731        3,464        2,204

Non-interest expense:
  Salaries and related benefits   1,251      1,017        3,675        3,003
  Occupancy expense                 292        318          873          899
  Data processing                   136         93          362          307
  Corporate insurance premiums       64         41          192          131
  Professional fees                  86         80          230          339
  Other operating expenses          188        129          613          540
  Total non-interest expense      2,017      1,678        5,945        5,219
Income before income taxes          930      1,511        2,227        2,400
Provision for income taxes           17          6           40           11
  Net Income                       $913     $1,505       $2,187       $2,389

Income per common share:
  Basic:    Net income            $0.03      $0.05        $0.07        $0.08
   Weighted average shares
          outstanding        31,856,703 31,728,782   31,774,199   31,726,566
  Diluted:  Net income            $0.03      $0.05        $0.07        $0.07
   Weighted average shares
          outstanding        33,756,127 33,204,853   33,363,071   33,129,248


See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity and
                           Comprehensive Income
               Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)


                                                              Accum
                                                              ulated
                                                              Other   Total
                                Additional Compre-  Retained  Compre- Share-
              Preferred Common  Paid-in    hensive  Earnings  hensive holders'
(Dollars in       Stock  Stock  Capital    Income   (Deficit) Income  Equity
 Thousands)
Balances at
January 1, 1998    $111   $317  $78,814             $(61,656)   $(16) $17,570

Net proceeds from
the exercise of
  stock options             --        2                   --      --        2
Dividend on
Preferred Stock                                           (5)     --       (5)
Comprehensive loss,
net of tax
Net unrealized
gains, net of
reclassification
adjustments                                  $174         --     174      174
Other comprehensive
 income                                       174         --      --       --
    Net income
   (nine months)                            2,389      2,389      --    2,389
  Comprehensive income                     $2,563

Balances at
September 30, 1998  111    317   78,816              (59,272)    158   20,130

Comprehensive
income,
net of tax
Net unrealized losses                        $(79)        --     (79)     (79)
Other comprehensive
     income
 Net income
 (nine months)                              2,653      2,653      --    2,653
Comprehensive income                       $2,574

Balances at
December 31, 1998   111    317   78,816              (56,619)     79   22,704

Net proceeds from
the exercise of
  stock options      --      2       45        --         --      --       47
Dividend on
 Preferred Stock                                          (8)     --       (8)
Comprehensive income,
   net of tax
Net unrealized losses                       $(810)        --    (810)    (810)
Other comprehensive loss                     (810)
Net income
(nine months)                               2,187      2,187      --    2,187
  Comprehensive income                     $1,377

Balances at
September 30, 1999 $111   $319  $78,861             $(54,440)  $(731) $24,120




See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
          Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                    Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
(Dollars in Thousands)                  1999      1998        1999     1998
Cash Flows from Operating Activities:

Net income                              $913    $1,505      $2,187   $2,389
Adjustments to reconcile
net income to net cash
provided by operating activities:
Provisions (adjustment)
  for loan losses                         --    (1,075)        100   (1,477)
Depreciation and amortization expense    139       142         421      393
Net gain on sale of real estate owned     --       (17)        (71)     (42)
Decrease (increase) in interest
  receivable and other assets           (159)       54         (39)     211
Increase (decrease) in interest
payable and other liabilities            485    (1,408)        105     (419)
  Decrease in deferred loan fees         (75)      (38)       (101)     (75)
Net cash flows provided
 by operating activities               1,303      (837)      2,602      980

Cash Flows from Investing Activities:
Proceeds from maturities of
 investment securities held-to-
      maturity                           413       553       1,470    1,549
Proceeds from maturities of
investment securities
 available-for-sale                    1,091    10,652      12,736   23,187
Proceeds from the sale of FHLB stock      --       708          --      708
Purchase of investment securities
 available-for-sale                       --   (11,256)     (6,058) (21,548)
Purchase FHLB stock and
FHLB stock dividends                     (26)      (21)        (77)    (774)
  Net increase in loans               (2,350)   (8,022)    (12,914)  (9,018)
Loans (charged off) net of recoveries     --        --        (200)      52
Proceeds from the sale of
 other real estate owned                  --       296         122      394
  Purchases of premises and equipment    (12)      (39)        (55)    (252)
Net decrease (increase) in
 investment in operating leases          176        --      (2,587)      --
Net cash (used in) provided
 by investing activities                (708)   (7,129)     (7,563)  (5,702)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits    6,411    (7,353)     15,498    8,580
  Net decrease in other borrowings        --    (5,000)         --       --
Cash dividends paid on
  Series B Preferred Stock                --        --          (8)      --
  Net proceeds from sale of stock         17        --          47        2
Net cash provided
  by financing activities              6,428   (12,353)     15,537    8,582

Increase in cash and
  cash equivalents                     7,023   (20,319)     10,576    3,860
Cash and cash equivalents
  at beginning of period              18,461    41,166      14,908   16,987
Cash and cash equivalents
  at end of period                   $25,484   $20,847     $25,484  $20,847

Supplemental Disclosure
of Cash Flow Information:
Cash paid during the period for:
Interest                                $763      $811      $2,668   $2,413
Payment of income taxes                   15         4          42       24

See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                Notes to Consolidated Financial Statements
                      (September 30, 1999 Unaudited)

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

     The data as of September 30, 1999, and for the three months ended September 30, 1999 and 1998 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year of 1999. This report should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.


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

     (dollars in thousands except per-share amounts)
                                                                  Per-share
     1999                                Income           Shares     amount
     Third quarter
     Basic EPS                            $911          31,856,703    $0.03
     Effect of dilutive securities:
          Series B Preferred Stock           2                 793
          Stock Options                     --           1,898,631

     Diluted EPS                          $913          33,756,127    $0.03
     Year to date
     Basic EPS                          $2,181          31,774,199    $0.07
     Effect of dilutive securities:
          Series B Preferred Stock           6                 793
          Stock Options                     --           1,588,079

     Diluted EPS                        $2,187          33,363,071    $0.07

                                                                    Per-share
     1998                                Income            Shares     amount
     Third quarter
     Basic EPS                          $1,503          31,728,782    $0.05
     Effect of dilutive securities:
          Series B Preferred Stock           2                 793
          Stock Options                     --           1,475,278
     Diluted EPS                        $1,505          33,204,853    $0.05
     Year to date
     Basic EPS                          $2,382          31,726,566    $0.08
     Effect of dilutive securities:
          Series B Preferred Stock           7                 793
          Stock Options                     --           1,401,889

     Diluted EPS                        $2,389          33,129,248    $0.07



Note 4 - Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Recently, SFAS No. 137 was issued amending the effective date of SFAS No. 133 as the fiscal quarter beginning January 1, 2001. The Company is in the process of determining what impact, if any, the adoption of SFAS No. 133 will have on its financial condition and operations.

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

     The Company's Common Stock is not listed on any exchange. First Security Van Kasper of San Francisco California is the sole market maker in the Company's Common Stock. During the third quarter of 1999, the Company appointed American Securities Transfer & Trust, Inc. (the "AST"), located at 12039 West Alameda Parkway, Lakewood, Colorado, 80228, as its transfer agent. AST can be contacted by telephone at (303)986-5400.

     The Company recorded net income of $913,000 for the three months ended September 30, 1999, compared to a net income of $1.5 million for the same period in 1998. Third quarter 1999 earnings were lower than earnings for the same period 1998 by $592,000 because an adjustment to the allowance for loan losses totaling $1.1 million which was recorded in the third quarter of 1998. No adjustment was recorded in the third quarter of 1999. The third quarter 1999 earnings improved by $483,000 over the same period in 1998 excluding the allowance for loan loss adjustment. This improvement in earnings is comprised of higher net interest income, higher non-interest income, partially offset by higher operating expenses.

     The Company recorded net income of $2.2 million for the nine months ended September 30, 1999, compared to a net income of $2.4 million for the same period in 1998. The 1998 earnings included an allowance for loan loss adjustment totaling $1.5 million. Earnings for the nine months ended September 30, 1999 were better than for the same period in 1998 by $1.3 million excluding the adjustment for the allowance for loan losses recorded in 1998. This increase is comprised of higher net interest income, higher non-interest income, partially offset by higher operating expenses.

     At September 30, 1999, total assets were $157.2 million, an increase of $17.1 million, or 12.2% from $140.1 million at December 31, 1998. As of September 30, 1999, total loans were $86.9 million, an increase of $12.9 million, or 17.4%, compared to $74.0 million at December 31, 1998. Total deposits were $111.2 million at September 30, 1999, an increase of $15.5 million, or 16.2%, compared to $95.7 million at December 31, 1998.

Results of Operations

Net Interest Income

     The Company's net interest income was $1.7 million in the quarter ended September 30, 1999 compared to $1.4 million for the same period in 1998, or an increase of 24.8%. The Company's net interest income was $4.8 million in the nine months ended September 30, 1999 compared to $3.9 million for the same period in 1998, or an increase of 22.1%. The increases in net interest income were the result of an increase in earning assets and an improvement in the mix of earning assets and the mix of deposits and borrowings which resulted in an improvement in net interest margin.

     The Company's net interest margin was 4.95% for the quarter ended September 30, 1999 compared to 4.61% for the same period in 1998. The Company's net interest margin was 4.85% for the nine months ended September 30, 1999 compared to 4.69% for the same period in 1998. The increase in net interest margin was primarily related to a higher yield on earning assets from a more profitable mix of loans and investments, and a lower cost of funds from lower interest rates paid on deposits and borrowings, and an increase in non-interest bearing deposits.

Provision/Adjustment for Loan and Lease Losses

     In 1998, the Bank recorded reductions by way of an adjustment to the allowance for loan and lease losses. The Company did not record a provision for loan and lease losses for the third quarter of 1999 compared to an adjustment of $1.1 million for the same period in 1998. The Company recorded a provision for loan and lease losses of $100,000 for the first nine months of 1999 compared to an adjustment of $1.5 million for the same period in 1998. The provision and adjustments were based on the factors more fully discussed under "Allowance for Loan and Lease Losses".

Non-Interest Income

     Non-interest income was $1.2 million for the quarter ended September 30, 1999 compared to $731,000 for the same period in 1998, an increase of $490,000, or 67.0%. Non-interest income was $3.5 million for the first nine months of 1999 compared to $2.2 million for the same period in 1998, an increase of $1.3 million, or 57.2%. The increase in non-interest income was primarily the result of an increase in stock option and brokerage commission income from higher transaction volumes, an increase in real estate rental income from higher rents, an increase in operating lease income, and an increase in all other fees and charges in 1999 compared to 1998.

Non-Interest Expense

     The Company's non-interest expenses increased to $2.0 million from $1.7 million for the third quarter 1999 and 1998, respectively. The increase of $339,000, or 20.2%, was primarily related to compensation related expenses including incentive programs related to profitability improvements.

     The Company's non-interest expenses increased to $5.9 million from $5.2 million for the nine month period ended September 30, 1999 and 1998, respectively. The increase of $726,000, or 13.9%, was primarily related to compensation related expenses including incentive programs related to profitability improvements.

Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $25.5 million, or 16.2% of total assets, at September 30, 1999, an increase of $10.6 million, from $14.9 million, or 10.6% of total assets, at December 31, 1998. The change in liquidity was the result of an increase in deposits of $15.5 million offset by a decrease in investments available for sale of $7.5 million which was partially used to fund an increase in loans and operating leases.

     As of September 30, 1999, the Bank had pledged securities totaling $20.5 million and loans totaling $34.0 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totaling $20.0 million and a short-term liquidity commitment totaling $2.0 million. The loans were pledged as additional collateral to facilitate the unpledging of investment securities in the event that the Bank was required to liquidate some of the investment securities for other business purposes including liquidity needs during the next six months, if any. As of September 30, 1999, the Bank has the ability to borrow up to a maximum of $22.3 million from the FHLB. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of September 30, 1999, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $2.1 million upon the pledge of securities. At September 30, 1999 and December 31, 1998, no securities were pledged as collateral for the FRB facility.


     Capital

     At September 30, 1999, shareholders' equity was $24.1 million compared to $22.7 million at December 31, 1998.

     The Company and the Bank are subject to general regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain levels of capital. As of September 30, 1999, the Company and the Bank are in compliance with all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 1999:

                                                            Minimum
                                                            Capital
                                        Company   Bank  Requirement
Leverage ratio                            15.3%   15.3%        4.0%
Tier 1 risk-based capital                 20.4    20.4         4.0
Total risk-based capital                  21.7    21.6         8.0

Investment Activities

     At September 30, 1999, the Company's investment securities, FHLB stock, and Fed funds sold totaled $53.0 million, or 33.7% of total assets, compared to $49.1 million, or 35.0% of total assets, at December 31, 1998. Fed Funds increased by $12.8 million, or 142.2%, to $21.8 million from $9.0 million primarily from an increase in deposits. Investment securities decreased primarily from principal amortization on mortgage related securities, and the maturity and call of certain agency securities. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of ten years or less.

     At September 30, 1999, investment securities held-to-maturity totaled $2.4 million, compared to $3.8 million at December 31, 1998, and are carried at amortized cost. At September 30, 1999, the Company held $26.7 million in securities available-for-sale, compared to $34.2 million at December 31, 1998. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of September 30, 1999, the investment securities available-for-sale have an unrealized loss of $731,000 net of tax, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale. The decline in market value of the investment securities was the result of increasing market interest rates during the first nine months of 1999. The market value of the investment portfolio will fluctuate with changes in market interest rates. Management believes the recent decline in market value is temporary and does not represent a permanent impairment in the market value of the investment portfolio.


Loans and Leases

     During the first nine months of 1999, total loans and leases increased from $74.0 million at December 31, 1998 to $86.9 million at September 30, 1999. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at September 30, 1999 and December 31, 1998 is summarized as follows:

                                            September 30,  December 31,
(Dollars in Thousands)                             1999          1998

Real estate mortgage                            $63,499       $50,845
Secured commercial and financial                  9,990        10,054
Unsecured                                        10,403        11,771
Other loans and leases                            3,002         1,310
                                                 86,894        73,980
Deferred fees and costs, net                        (43)         (144)
Allowance for possible loan and lease losses     (1,525)       (1,625)
  Total loans and leases, net                   $85,326       $72,211

     Impaired Loans and Leases

     On September 30, 1999, the Bank had no loans that were past due more than 31 days.

     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of
September 30, 1999 and December 31, 1998, the Company had no impaired loans. Total interest income recognized on impaired loans during the first nine months of 1999 and 1998 was zero and $4,000, respectively.

     There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate any assets that become non-performing in the future. As of September 30, 1999 and December 31, 1998, the Company's statement of financial condition did not include any non-performing loans.

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

     Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of September 30, 1999, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for losses that may occur in the future on loans and leases that may or may not presently have credit quality weaknesses, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the quarter ended September 30, 1999:

(Dollars in Thousands)                                                1999

Beginning balance of allowance for loan and lease losses at
December 31, 1998                                                   $1,625
  Charge-offs                                                         (200)
  Recoveries                                                            --
  Provision                                                            100
Ending balance of allowance for loan and
    lease losses September 30, 1999                                 $1,525

     As of September 30, 1999 and December 31, 1998, the allowance for loan and lease losses was 1.75% and 2.20% of total loans and leases, respectively.

     As of September 30, 1999, the unallocated portion of the allowance for loan and lease losses totaled $436,000 compared to $409,000 at December 31, 1998. The unallocated portion of the allowance for loan and lease losses is not associated with a specific loan or lease, or with a specific group or category of loans or leases. The unallocated allowance is intended to provide for those situations where the Bank's experience may be different than industry experience or the Bank does not have extensive historical data other than industry experience upon which to base the level of the allowance for loan and lease losses.

Other Assets

     Operating Leases

     As of September 30, 1999, other assets included investments in operating leases totaling $4.6 million compared to $2.0 million at December 31, 1998. Generally, the operating leases are comprised of computer and electronic equipment leased to various lessees for various periods with a weighted average lease term of eight months. The Bank has contracted with a leasing administrator to manage the equipment and collect lease payments.

     Deferred Tax Asset

     As of September 30, 1999 and December 31, 1998, other assets included total deferred tax assets net of deferred tax liabilities and the valuation allowance of $2.1 million. As of September 30, 1999, the Company's estimated total deferred tax assets net of deferred tax liabilities is estimated to be $15.9 million compared to $18.2 million as of December 31, 1998. The valuation allowance for net deferred tax assets totaled $13.8 million and $16.1 million at September 30, 1999 and December 31, 1998, respectively.

Deposits

     The Company had total deposits of $111.2 million at September 30, 1999 compared to $95.7 million at December 31, 1998, an increase of $15.5 million or 16.2%. The increase is attributed primarily to an increase in homeowners' association related customer's deposits of $5.7 million, an increase in SOL related deposits of $4.9 million, and an increase in Private and Business Banking related customer's deposits of $4.3 million. A summary of deposits at September 30, 1999 and December 31, 1998 is as follows:

                                                 September 30,  December 31,
(Dollars in Thousands)                                 1999          1998

Demand deposits                                      $24,364        $18,237
NOW                                                   21,839         19,998
Money market and savings                              26,647         17,838
  Total deposits with no stated maturity              72,850         56,073
Time deposits:
  Less than $100,000                                  17,888         18,373
  $100,000 and greater                                20,448         21,242
  Total time deposits                                 38,336         39,615
  Total deposits                                    $111,186        $95,688


     The Bank's deposits from private and business banking customers totaled $46.4 million, or 41.7% of total deposits, at September 30, 1999, compared to $41.2 million, or 43% of total deposits, at December 31, 1998. Deposits from Association Bank Services customers totaled $24.9 million, or 22.4% of total deposits at September 30, 1999, compared to $19.2 million, or 20% of total deposits at December 31, 1998. Deposits from Escrow customers totaled $20.6 million, or 18.5% of total deposits at September 30, 1999, compared to $19.2 million, or 20% of total deposits at December 31, 1998. Deposits acquired through the money desk operations totaled $11.4 million, or 10.3% of total deposits at September 30, 1999, compared to $12.3 million, or 12.9% of total deposits at December 31, 1998.

Other Borrowings

     As of September 30, 1999, the Bank had long-term FHLB borrowings outstanding totaling $18.0 million and short-term FHLB borrowings outstanding of $2.0 million secured by pledged securities totaling $20.5 million and loans totaling $34.0 million.

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

     The purpose of the Y2K Plan is to manage and mitigate the business risks associated with the Y2K problem. The Y2K Plan involves a five step process; identification, assessment, renovation, testing, and implementation. Presently, the Bank is in the implementation phase of the process. A project team, staffed by Bank employees, is responsible for monitoring the Y2K Plan progress including vendor commitments, and periodically reporting such progress to the Bank Audit and Regulatory Committee of the Board. The Bank's internal audit function periodically performs a review of the Y2K Plan progress.
     As of September 30, 1999, the Bank has implemented mission critical system upgrades for all of its core banking hardware and software including vendor supported hardware and software. Testing to the mission critical systems was successfully completed as of September 30, 1999. The Bank has requested certification of testing compliance from all vendors and is continuing to test the compliance of all major vendor systems. The Bank will attempt to obtain a certification of testing compliance of all major systems from an independent third party where possible.

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

     The Bank will continue testing mission critical systems primarily related to non-Y2K system enhancements and upgrades throughout the remainder of 1999. If the on-going testing indicates that a mission critical system is no longer compliant, the Bank is required to take the necessary steps to correct the deficiency by implementing the contingency plan phase of the Y2K Plan which includes engaging alternate vendors who are Y2K compliant. The contingency plan includes steps for implementing manual processes. If the Bank is required to implement the contingency phase because of a subsequent failure, additional costs are likely to be incurred.

     The cost associated with executing the Y2K Plan and completing the Y2K modification and testing are estimated to be approximately $350,000 including approximately $160,000 for acquired hardware which is being amortized over its estimated useful life. As of September 30, 1999, $257,000 of Y2K costs have been incurred. The remaining estimated cost of $93,000 may be required for the on-going testing and contingency plan implementation. The funds for the modification and testing are from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Bank's policies, are being expensed as incurred. No significant information technology projects have been deferred as a result of the Y2K efforts. There can be no assurance that the cost to replace or modify the Bank's date sensitive systems will not exceed the Bank's present estimate or that all business risks and related exposure have been identified.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk includes risks that arise from changes in interest rates, foreign currency, exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. The Company's primary market rate risk, interest rate risk, has not changed significantly since December 31, 1998. The Company does not have any significant risk related to foreign currency, exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  November 5, 1999                      /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                             Chief Executive Officer



Date:  November 5, 1999                      /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer and
                                             Executive Vice President