Form 10-K
period 1999-12-31
SAN FRANCISCO CO
filed 2000-03-08
CIK 351238

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999

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

                    Yes X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 29, 2000, was $23,450,000 computed by reference to the higher of the bid price or the price at the last sale of the Class A Common Stock as reported by First Security Van Kasper, the sole market maker of such stock.

The Registrant had 29,317,558 shares of Class A Common Stock outstanding on February 29, 2000.

page

                         THE SAN FRANCISCO COMPANY

                      1999 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENT

                                  PART I
                                                                     Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   8

Item 4.   Submission of Matters to a Vote of Security Holders. . . .   8

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters. . . . . . . . . . . . . . . . . . . .   8

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . .  10

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . .  11

Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 8.   Financial Statements and Supplementary Data. . . . . . . .  28

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures . . . . . . . . . . .  56

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . .  56

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .  56

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . .  56

Item 13.  Certain Relationships and Related Transactions . . . . . .  56

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  56

page
                                  PART I

ITEM 1 - BUSINESS

The Company and the Bank

     The San Francisco Company (the "Company"), a Delaware corporation, is a one-bank holding company registered under the Bank Holding Company Act of 1956, for Bank of San Francisco (the "Bank"), a California state chartered bank organized in 1978 whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), subject to applicable limits. The Bank is the only direct subsidiary of the Company and accounts for over 99% of the consolidated assets of the Company. The Bank delivers its services from its headquarters building, Bank of San Francisco Building, at 550 Montgomery Street (at Clay Street), San Francisco, California 94111, and its phone number is (415) 781-7810. The Bank's web-site on the Internet is www.banksf.com.

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

     The Bank's primary market area, Northern California, has a highly diversified economic base, including high technology electronic manufacturing, scientific research, real estate construction, retail and wholesale trade and transportation. Much of the diversity in the economic base is attributable to the service sector, including finance, accounting, insurance, communications, law, consulting and tourism. While many of the Bank's loans have been and continue to be collateralized by real estate, the Bank's deposit and lending relationships are not concentrated among borrowers within a specific trade, service or industrial activity.

Private and Business Banking

     Private and Business Banking combines highly personalized service with an array of products to meet the complex needs of its primary clients -- executives, professionals and high net worth or high income individuals, and the private and closely held businesses with which those individuals are associated. The Bank has specialized in private banking since it began operations in 1979.

     The Bank's marketing strategy focuses on establishing banking relationships with privately and closely held businesses, and their owners and operators whose financial needs require customized banking programs. At December 31, 1999 and 1998, Private and Business Banking customers deposits totaled $60.7 million and $41.2 million, representing 43.7% and 43.1% of the Bank's total deposits, respectively. At December 31, 1999 and 1998, Private and Business Banking customers loans totaled $93.4 million and $72.2 million, representing 98.7% and 97.6% of the Bank's total loans, respectively.

Association Bank Services

     Established in 1987, Association Bank Services (the "ABS") provides deposit and financial management services to homeowner and community associations throughout California. The Bank offers its ABS customers deposit accounts for operating funds and reserves, loans, assessment collection services and investment services. In addition, the Bank offers lockbox services, courier services, expedited deposit processing and special handling of accounts. Deposits from homeowner and community associations are a key component of the Bank's core deposit base. At December 31, 1999 and 1998, ABS customers' deposits totaled $28.2 million and $19.2 million, representing 20.3% and 20.0% of the Bank's total deposits, respectively. At December 31, 1999 and 1998, ABS customers loans totaled $1.1 million and $1.5 million, representing 1.2% and 2.0% of the Bank's total loans, respectively.

     The Bank also offers to ABS and other customers a certificate of deposit placement service (the "CD Placement") designed to invest a customer's funds in other insured financial institutions up to a maximum of $100,000 per institution (for which the Bank is paid a fee based on the average CD Placement investments outstanding).

     Although a substantial portion of the individual ABS deposit accounts are fully insured and, therefore, could generally be considered stable, a small number of ABS customer account managers control significant numbers of such individual accounts, thus concentrating control of such deposits in the discretionary authority of a few individuals. Accordingly, a decision by several such account managers to withdraw their business from the Bank could have a significant impact on the Bank's core deposits. As of December 31, 1999, one account manager controlled less than 3% of total deposits.

Stock Option Services

     Begun in 1984, Stock Option Services provides a range of discount brokerage services, combined with a program to facilitate the exercise of stock options by employees of publicly held companies.

     The stock option exercise program offers employees the means to exercise, hold or sell their option shares at a minimum cost.
In this program, the Bank makes loans to holders of stock options of publicly traded companies for the purpose of enabling them to exercise their options and sell all or a portion of the stock acquired. The Bank works with stock transfer and employee benefits officers to coordinate the payment of the option exercise price, the provision for the payment of taxes related to the exercise of such options, the issuance and subsequent sale of the underlying stock and the distribution of the net sale proceeds. At
December 31, 1999 and 1998, the Bank had total stock option loans outstanding of $99,600 and $253,000, respectively. Such amounts can vary substantially based upon the timing of the exercise of stock options as well as market conditions.

     Approximately 17% of Stock Option Services' clients have generated over 85% of the fee income from stock option transactions. These transactions accounted for 60% of total commission revenue in 1999. These clients are the focus of Stock Option Services' customer service activities; however, this concentration of clients exposes the Bank to the possibility of losing significant non-interest income if it loses some of these clients. Total commission revenue generated by Stock Option Services was $1.9 million, $1.1 million and $1.4 million for 1999, 1998 and 1997, respectively, representing 12.4%, 11.3%, and 12.4% of the Company's gross revenue for the same periods, respectively. The earnings generated by Stock Option Services is highly dependent on the trading prices of the stock underlying the stock options of its clients and the overall condition of the stock markets in which they trade. Management considers the fee income produced by Stock Option Services to be volatile, and there can be no guarantee that income levels from this activity can be maintained at current levels.

     Historically, Stock Option Services has been a substantially self-funding activity with associated deposit balances closely tracking outstanding loan balances. Because Stock Option Services' deposits are primarily non-interest bearing demand deposit accounts, the Bank benefits from them by reducing its cost of funds. Management believes that most of these clients are in industries that continue to present growth opportunities. Accordingly, stock option programs should represent a continuing component of such clients' overall compensation programs. In addition, the Bank is expanding its marketing efforts to diversify its client base to increase revenue and reduce volatility. The Bank also markets its discount brokerage services to those clients presently using stock option services.

Escrow Services

     Begun in 1989, the Corporate Escrow Services Department (the "Escrow") primarily provides non-real estate escrow services, including the temporary deposit and investment of funds, deposit of securities, personal property and other assets by attorneys, business brokers and clients for business transactions, disputes, life care facilities, and court actions. Escrow services has always made a modest contribution to operating profit and provided deposits to fund other business activities. At December 31, 1999 and 1998, Escrow deposits totaled $25.7 million and $19.2 million, representing 18.5% and 20.1% of the Bank's total deposits, respectively.

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

     Competitive conditions continue to intensify as legislation is enacted which has the effect of dissolving historical barriers that limit participation in certain markets, increasing the cost of doing business for banks, or affecting the competitive balance between banks and other financial institutions. Technological and economic factors can also be expected to have an ongoing impact on competitive conditions. It is difficult to predict the impact that these and other changes may have in the future on commercial banking in general or on the business of the Bank in particular.

Correspondent Banks

     The Bank has correspondent relationships with twelve banks for the purposes of check clearing, selling federal funds, buying and selling investment securities, safekeeping of investment securities and related record keeping, stock registration and stock transfer services, and issuance of letters of credit.

Employees

     At December 31, 1999, the Company and the Bank employed 60 persons, consisting of 58 full-time and 2 part-time employees compared to 56 employees consisting of 54 full-time and 2 part-time at December 31, 1998.

Regulation and Supervision

     On December 4, 1998, the Federal Reserve Board announced that on November 30, 1998, Mr. Putra Masagung and PT Gunung Agung, the beneficial owners of a majority of the Company's Common Stock entered into a Voting Trust Agreement (the "Agreement"). Mr. Masagung and PT Gunung Agung retained their respective beneficial interests but collectively transferred voting control of the Company's Common Stock to a Trustee under the terms of the Agreement effective January 4, 1999 which has been filed with the Securities and Exchange Commission (the "SEC"). Under the terms of the Agreement, the Trustee shall dispose of the shares upon instructions from Mr. Masagung and PT Gunung Agung on or before July 4, 2001.

     Bank holding companies and banks are subject to extensive supervision and regulation. The following summaries of certain statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations.

  Financial Modernization

     In late 1999, legislation was approved that is designed to modernize the U. S. financial services industry by reducing existing regulatory restrictions on the combination within the same corporate group of commercial banking, investment banking and insurance activities. Activities eligible for combinations include all commercial banking products and services; underwriting, brokering and dealing in most types of securities; passive investments in any type of company via merchant banking and insurance company investments; investment advice; and insurance underwriting, agency, and brokerage. Additional activities may become approved as permissible "financial activities" if incidental to financial activities, if necessary or appropriate to respond to existing or expected changes in financial services markets or delivery technology or to compete effectively with other financial services companies, if usual in connection with financial operations aboard, or if complementary to financial activities and not a danger to the safety of a depository institution or its deposit insurance fund.

     Other major changes made by this new legislation, officially known as the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), include:

  . creation of a new category of "financial services holding company" ("FHC") to hold the newly-combined activities;

  . adoption of "functional regulation" by which the SEC and state insurance regulators would regulate activities under their jurisdiction even if those functions are carried out within banking organizations, thus ending most of the traditional bank exemptions from federal securities regulation;

  . enhancement of corporate organizational flexibility to allow many current and newly authorized financial services activities to be conducted by non-bank "financial subsidiaries" of either a bank or a FHC; and

  . establishment of a minimum federal law standard of individual financial privacy, while expressly allowing state governments and the U. S. Congress to add additional protections. In an effort to avoid a competitive imbalance between large financial conglomerates and smaller community institutions, banks may disclose non-public customer financial information to a third party under a joint marketing arrangement if specific protective conditions are observed.

     To avail itself of new powers and enhanced corporate organizational flexibility made available under the GLB Act by becoming a FHC, a banking organization must certify that all of its insured depository institutions are well-managed, well-capitalized, and rated satisfactory or higher under CRA. The Bank presently meets these standards.

     The precise impact of the GLB Act on the Company and the Bank will not be fully known until the last of the GLB Act's phased effective dates occur on November 12, 2004 and until regulatory agencies complete the promulgation of administrative regulations implementing many portions of the GLB Act. It is clear, however, that the changes made by the GLB Act will increase competition in commercial banking business by allowing securities and insurance organizations to own and operate insured depository institutions and thereby compete with the Bank and the Company. Should we choose to do so, the Bank and the Company will, in turn, be able to compete more fully for the securities and insurance business of its existing and future customers.

  The Company

     The Company, as a bank holding company, is subject to regulation under the U.S. Federal Bank Holding Company Act of 1956 (the "Holding Company Act"), as amended by among other statutes, the GLB Act, and is registered with the Federal Reserve Board and subject to the supervision of the Federal Reserve Bank of San Francisco (collectively, the "FRB"). It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and conduct its operations in a safe or sound manner.

     The Holding Company Act requires prior FRB approval for the acquisition of control over another bank, and prior to the GLB Act the Holding Company Act generally restricted the Company from engaging in any business other than managing or controlling banks or furnishing services to its subsidiaries. Among the exceptions to such restrictions are certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be a proper incident to banking. Under the GLB Act, as a FHC the Company could directly and/or indirectly engage in a much broader range of financial services including, for example, insurance sales or underwriting, investment banking, merchant banking, and real estate development. The Company and the Bank are monitoring the promulgation of regulations under the GLB
Act, presently meet the GLB Act criteria, and may consider exercising the GLB Act's self-certification option to be come a FHC and/or create permissible financial subsidiaries of the Bank.

     The Company and its subsidiaries are, with certain exceptions, prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. In recent years, the FRB has, however, allowed pricing discounts conditioned upon the Bank customer purchasing bundled groups of services. The GLB Act has strengthened consumer protections against a bank's attempt to tie the receipt of bank products and services to the consumer's agreement to purchase insurance, brokerage or other services from affiliated companies.

     In addition, applicable federal law imposes certain restrictions on transactions between the Bank and its affiliates. As an affiliate of the Bank, the Company is subject, with certain exceptions, to the provisions of federal law imposing limitations on, and requiring collateral for, loans by the Bank to any affiliate. The GLB Act calls for enhanced regulation of affiliate transactions and creates certain new "firewalls" designed to safeguard insured depository institutions within a financial services holding company organization from risks arising from new activities.

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

     The regulations of state and federal bank regulatory agencies govern many aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, the payment of dividends, and potential expansion. As noted, the GLB Act allows for expansion of the Bank's scope of operations but may subject some of the Bank's existing securities and other activities to functional regulation by the SEC and other agencies.

     The California banking laws, among other matters, regulate:
(a) the conduct of the banking business; (b) accounts, including types of deposit accounts and claims made thereon; (c) loans, including limitations on obligations to the bank by borrowers in general and by the bank's insiders; and (d) mergers, consolidations and conversions of banks, including changes in control of banks. California interstate banking and branching law allows the interstate acquisition of whole banks which have been in existence for more than five years and authorizes expanded correspondent bank agency relationships among affiliated and unaffiliated insured banks. It can be expected that the DFI, and possibly also the California state legislature, will act in response to the GLB Act to authorize, among other things, engagement in expanded activities by financial subsidiaries of California bank-chartered banks under existing wild card parity statutes and/or amendment of the California Financial Code. The GLB Act allows new financial activities to be exercised through financial subsidiaries jointly owned with other banks; this power may allow smaller banks to compete with larger institutions.

     The privacy provisions of the GLB Act require, among other things, that any institution offering any financial activity authorized to a FHC annually disclose its policies on the sharing of non-public financial information, and that it allow its customers to opt to prohibit that institution from sharing their non-public data with unaffiliated third parties for marketing purposes. As noted, these federal privacy protections do not prohibit state governments from imposing more protective rules, and a variety of such bills are currently pend in the California state legislature. The Bank vigorously safeguards the financial privacy of its customers, and neither the Bank nor the Company have ever shared or sold non-public individual financial information with or to unaffiliated third parties for marketing purposes; the Bank and the Company thus do not anticipate that existing or future privacy rules will adversely impact profitability or operations.

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

     Effective January 1, 1999, the FDIC's rules limiting the non-agency activities of state-chartered insured banks and their subsidiaries to those activities permissible to national banks were revised and liberalized. and these rules will undergo additional changes under the GLB Act. Such activities, including real estate investment and securities activities, are and will continue to be subject to a variety of general and specific safety and soundness restrictions.

     In response to various business failures in the savings and loan and commercial banking industries, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). Among other things, FDICIA requires prompt corrective action by the federal bank regulatory agencies for troubled institutions. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the federal banking agencies.

     FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits.

     Under FDICIA, the FDIC has adopted a revised risk-based assessment system for deposit insurance, under which depository institutions are charged between 0 and 27 basis points for every $100 in insured domestic deposits depending on such institution's capital level and supervisory rating. The Bank's present assessment is zero. The Bank is assessed a surcharge for the Financing Corporations (the "FICO") bonds which were issued to help fund the cost associated with the savings and loan crisis. The Bank is presently assessed an annual FICO surcharge of approximately 0.012% of average deposits through 1999 and 0.0243% of average deposits from 2000 through 2017. A marked increase in the number of bank failures in 1999 has led the FDIC to review its deposit insurance assessment system, and this review has and will result in increased assessments for some insured depository institutions.

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

     In certain circumstances, the agencies which regulate financial institutions may determine that the capital ratios for a financial institution must be maintained at levels which are higher than the minimum levels required by the guidelines. A financial institution that does not achieve and maintain the required capital levels may be issued a capital directive by the regulatory authorities to ensure the maintenance of required capital levels. The FDIC has recently announced that it may require significantly higher capital requirements of institutions whose quantity of "subprime" loans is large. The Bank would not be affected by the proposal as initially announced by the FDIC.

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
San Francisco, CA                              25 years

     The Bank's headquarters at 550 Montgomery Street is an 89,000 square foot historically significant office building on Clay and Montgomery Streets in San Francisco's Financial District. The building serves as the administrative and banking headquarters of the Company and the Bank. The Bank currently subleases 57,000 square feet.

     As of December 31, 1999, the Company's premises and equipment, net of accumulated amortization and depreciation, is comprised of leasehold improvements totaling $4.8 million, lease interests totaling $1.9 million, and furniture and equipment totaling $462,000. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives are from three to seven years. Leasehold improvements are amortized over the term of the applicable lease, including lease extensions, or their estimated useful lives, whichever is shorter.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1999 Annual Meeting on May 19, 1999 at 10:00 am, at the Company's headquarters, 550 Montgomery Street, 11th floor, San Francisco, California. The 2000 Annual Meeting has been set for May 24, 2000 at 10:00 am, at the Company's headquarters, 550 Montgomery Street, 11th floor, San Francisco, California.


                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY
 AND RELATED SHAREHOLDER MATTERS

Market Information

     The Company's Common Stock is not listed on any exchange or the National Association of Securities Dealers' Automated Quotation System. First Security Van Kasper of San Francisco, California is the sole market maker in the Company's Common Stock. The following table sets forth the high and low bid prices for the Common Stock based upon information provided by First Security Van Kasper market from January 1, 1998 to December 31, 1999. The last known trade of the Common Stock occurred on December 17, 1999 for 800 shares at a price of $0.70 per share.

                                         1999                  1998
Quarter                              High     Low          High    Low

First                               $0.45   $0.45         $0.60  $0.45
Second                               0.70    0.45          0.60   0.45
Third                                0.70    0.70          0.60   0.45
Fourth                               0.71    0.70          0.45   0.35

     The Company's preferred stock is not listed on any exchange or traded in any other public market.

     On November 22, 1999, the Company redeemed and retired 2,802,769 shares or 8.7% of total Common Stock outstanding. The redeemed shares were from the Trustee, Mr. Robb Evans, for the benefit of PT Gunung Agung. The redemption price was $0.71 per share totaling $2.0 million

Holders

     As of December 31, 1999, the number of holders of record of the Company's Common Stock and Series B Preferred Shares was 370 and nine (9), respectively, which management believes is in each case less than the number of actual beneficial owners because of the number of shares held by known nominees.
Dividends

     The Bank is subject to certain regulatory restrictions regarding payment of dividends to the Company as set forth in the California Financial Code. In 1999, the Bank paid a dividend to its majority shareholder, the Company, totaling $2.0 million.

     The Company is subject to dividend restrictions under the Delaware General Corporation Law and Federal regulations. The Company's Series B Preferred Shares participate equally, share for share, in cash dividends paid on the Common Shares in addition to receiving the cash dividends to which they are entitled. The Board of Directors declared a cash dividend on the Series B Preferred Stock for stockholders of record on July 1, 1998 that was paid on July 15, 1998 totaling $3.92 per share, for stockholders of record on December 31, 1998 that was paid on February 26, 1999 totaling $0.28 per share, for stockholders of record on June 30, 1999 that was paid on July 15, 1999 totaling $0.28 per share, and for stockholders of record on December 31, 1999 that was paid on January 21, 2000 totaling $0.28 per share.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December
31:

                            1999       1998       1997       1996        1995
(Dollars in
Thousands except
for per share data)

FINANCIAL CONDITION DATA:
Total assets           $184,473    $140,136   $116,617   $104,001   $114,862
Total loans              94,612      73,980     51,924     43,762     53,208
Total securities
held-to-maturity          1,953       3,846      5,864      6,943         --
Total securities
available-for-sale       32,236      34,235     32,669     28,348      6,536
Total deposits          138,911      95,688     86,519     91,166    105,673
Other borrowings         20,000      20,000     10,000         --         --
Shareholders' equity     23,501      22,704     17,570     11,064      6,880

OPERATING DATA:
Total interest income   $10,636      $8,782     $8,026     $7,242    $10,691
Total interest expense    3,986       3,411      2,890      3,127      4,415
Net interest income       6,650       5,371      5,136      4,115      6,276
Provision (adjustment)
for loan losses             100      (1,627)    (2,820)        --        500
Net interest income
  after provision
 (adjustment)
for loan losses           6,550       6,998      7,956      4,115      5,776
Total non-interest income 5,331       3,891      3,502      3,327      5,014
Total non-interest exp.   8,748       6,907      7,509      6,998     10,301
Income before taxes       3,133       3,982      3,949        444        489
(Benefit) provision
for income taxes           (732)     (1,060)    (1,494)      (258)       153
Net income               $3,865      $5,042     $5,443       $702       $336

OTHER DATA:
Return on average assets    2.5%        4.0%       5.0%       0.7%       0.3%
Return on average equity   16.4        26.7       45.2        7.9        6.8
Average equity to
average assets             15.1        15.0       11.0        8.3        3.7
Equity to assets           12.7        16.2       15.1       10.6        6.0
Interest rate spread        3.8         3.7        4.0        3.7        4.3
Net interest margin         4.7         4.7        5.1        4.4        5.0
Non-performing assets to
total assets                0.0         0.0        0.5        8.2       13.1
Average interest-earning
assets to average interest-
bearing liabilities       134.2       133.7      138.2      119.3      121.5
Non-interest expenses to
 average assets             5.5         5.5        6.8        5.0        6.0
Net interest income, after
provision (adjustment)
 for loan losses, to
non-interest expense       74.9       101.3      105.9       58.8       56.1
Loan charge-offs net of
 (recoveries) as a percent
  of average loans          0.2        (0.1)      (0.8)       0.6        1.4
Allowance for loan
losses as a
 percent of loans           1.6         2.2        6.2       12.9       11.1

PER SHARE DATA:
Common shares
outstanding,
end of period        29,317,558  31,728,782 31,723,782 28,775,995  5,765,978
Preferred shares
outstanding,
end of period            15,869      15,869     15,869     15,869    231,291

Common Shares:
Book value per
common share              $0.80       $0.71      $0.55      $0.38      $0.43
Income per weighted
average common share
 Basic                     0.12        0.16       0.18       0.12       0.05
 Diluted                   0.12        0.15       0.17       0.03       0.03

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their respective long-term business plans, manage interest rate and operational risks, and utilize the tax benefit of the net operating loss carryforwards. Other factors involving risks and uncertainties include the economy in general, the real estate market in California, the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the impact of the enactment of the GLB Act on operations and competition, the retention of key executives and managers, and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the SEC.

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

     The Company recorded net income of $3.9 million for the year ended December 31, 1999, following net income of $5.0 million in 1998 and $5.4 million in 1997. The net income in 1999 was comprised primarily from two sources; core operating earnings and the recognition of the tax benefit of certain deferred tax assets. The net income in 1998 and 1997 was comprised primarily from four sources; 1) core operating earnings, 2) gain on sale of assets, 3) adjustments for loan loss provisions, and 4) the recognition of the tax benefit of certain deferred tax assets.

Results of Operations - Years Ended December 31, 1999, 1998 and
1997

     Net Interest Income

     One of the fundamental measures of the Bank's results of operations is net interest income. Net interest income is the difference between the combined yield earned on interest earning assets and the combined rate paid on interest bearing liabilities.


     The following table presents the consolidated average balance sheets of the Company, together with the total dollar amounts of interest income and expense, and weighted average interest rates for each of the years in the three year period ended December 31, 1999. Where possible, the average balances are calculated on a daily average basis. When this information is not available, average balances are calculated on a monthly basis.

                  1999                    1998                     1997
(Dollars
in Thou- Average Income/ Yield/ Average Income/Yield/ Average Income/ Yield/ sands) Balance Expense Rate Balance Expense Rate Balance Expense Rate

Assets
Interest-
earning
assets:
Federal
funds and
time
deposits  $21,207 $1,064    5.0%  $21,038 $1,133  5.4% $19,914  $1,114   5.6%
Investment
securities 33,196  1,958    5.9    37,404  2,262  6.0   38,434   2,345   6.1
Loans,
net (1)    85,660  7,614    8.9    56,225  5,387  9.6   42,389   4,567  10.8
Total
interest-
earning
assets    140,063 10,636    7.6   114,667  8,782  7.7  100,737   8,026   8.0%

Non-interest
earning
assets     16,690                  10,956                9,134
Total
assets   $156,753                $125,623             $109,871

Liabilities
and Equity
Interest-
bearing
liabilities:
Interest-
bearing
deposits  $84,471  2,875    3.4%  $75,146 $2,778  3.7  $72,299   2,798   3.9
Other
borrowings 19,912  1,111    5.6    10,644    633  6.0      575      34   6.0
Total
interest-
bearing
liab-
ilities   104,383  3,986    3.8    85,790  3,411  4.0   72,874   2,832   4.0
Series B
Preferred
Stock          --     --     --        --     --   --      111      58  52.3

Non-interest
bearing
lia-
bilities   28,771                  20,982               24,959
Stock-
holders'
equity     23,599                  18,851               11,927
Total
liab-
ilities
and
stock-
holders'
equity   $156,753                $125,623             $109,871
Net
interest
income            $6,650                  $5,371                $5,136

Primary
interest
spread                      3.8%                  3.7%                   4.0%

Margin as a percent
of earning assets:
  Interest income           7.6%                  7.7%                   8.0%
  Interest expense          2.8                   3.0                    2.9
Net interest margin         4.7%                  4.7%                   5.1%

(1) Non-performing loans have been included in the average loan balances. Interest income is included on non-accrual loans only to the extent to which cash payments have been received and full principal repayment is probable.

     Net interest income is dependent on the average balances of interest earning assets and interest bearing liabilities and on the rates earned on interest sensitive assets and the rates paid on interest sensitive liabilities. See "Asset Liability Management" for more discussion of the management of net interest income.

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

                                   1999 versus   1998     1998  versus 1997
(Dollars in Thousands)             Rate  Volume   Net     Rate  Volume  Net

Interest-earning assets:
  Federal funds and time deposits  $(78)      9   (69)    $(42)    $61  $19
  Investment securities             (56)   (248) (304)     (21)    (62) (83)
  Loans, net                       (412)  2,639  2,227    (550)  1,370  820
  Total interest-earning assets    (546)  2,400  1,854    (613)  1,369  756

Interest-bearing liabilities:
  Interest-bearing deposits        (269)    366     97     (59)     39  (20)
  Other borrowings                  (42)    520    478     (83)    624  541
  Total interest bearing lia-
       bilities                    (311)    886    575    (142)    663  521
Change in net interest income     $(235) $1,514 $1,279   $(471)   $706 $235


     The Company's interest income increased during 1999 from 1998 and during 1998 from 1997 primarily as a result of the increase in loans outstanding. Interest income and dividends on Federal funds sold and investment securities was $3.0 million in 1999, $3.4 million in 1998 compared to $3.4 million in 1997. Average portfolio balances were $54.4 million in 1999, $58.4 million in 1998 compared to $58.3 million in 1997, and average portfolio yields were 5.6%, 5.8%, and 5.9% in 1999, 1998, and 1997, respectively.

     Interest expense for 1999 was $4.0 million compared to $3.4 million in 1998 and $2.9 million for 1997. The 1999 increase compared to 1998 was primarily attributable to an increase in average interest bearing deposits to $84.5 million from $75.1 million. The increase in interest expense in 1998 compared to 1997 was primarily attributable to an increase in average other borrowings to $20.0 million at the end of 1998 from $10.0 million at the end of 1997. The average cost of deposits and borrowings for 1999 was 3.8% as compared to 4.0% for both 1998 and 1997.

  Provision (Adjustment) for Loan and Lease Losses

     During 1999, the Bank increased to the allowance for loan and lease losses by $100,000 based on an estimate of loan and lease losses. As of December 31, 1999, the allowance for loan and lease losses totaled $1.5 million, or 1.6% of total loans and leases compared to $1.6 million, or 2.2% of total loans and leases at December 31, 1998. During 1998 and 1997, the Bank reduced the allowance for loan and lease losses by $1.6 million and $2.8 million, respectively. The adjustment in 1998 reduced the total allowance for loan and lease losses as a percent of total loans to 2.2% at the end of 1998 from 6.2% at the end of 1997. The 1998 and 1997 reductions in the Company's allowance for loan and lease losses to a level that management believes is adequate was based on many factors that are more fully discussed under "Loans -- Allowance for Loan and Lease Losses".

  Non-Interest Income

     Non-interest income increased $1.4 million, or 37.0%, in 1999 as compared to 1998, primarily as a result of an increase in brokerage commissions and fees, and revenue from operating leases. Brokerage commissions and fees were higher due to higher stock option exercise and trading volume. Operating lease income totaling $1.0 million was received in 1999 compared to none in 1998. Income from real estate rental income increased in 1999 compared to 1998 as a result of higher rental rates on the sublease of certain office space in the Bank's headquarter building. In addition, other services charges and fees increased as a result of higher transaction volumes.

     Non-interest income increased $389,000 or 11.1% in 1998 as compared to 1997, primarily as a result of the reinstatement as other income of a note receivable related to a loan previously charged-off. Income from real estate rental income increased in 1998 compared to 1997 as a result of the increase in the rental rates on available space in the Bank's headquarter building. In addition, other services charges and fees increased as a result of higher volumes transaction volumes. The net increase in non-interest income in 1998 compared to 1997 included a decline in brokerage commissions as a result of a decline in transaction volumes due primarily to the decline in stock values during the second half of 1998.

     The following table provides a detail of non-interest income for the years ended December 31:

(Dollars in Thousands)                             1999       1998      1997

  Stock option commissions and brokerage fees    $1,860     $1,051    $1,416
  Real estate rental income                       1,241      1,114       896
  Operating lease income                          1,022         --        --
  Service charges and fees                          870        683       603
  Other income                                      268        563       116
  Loss on sale of investment securities, net         --         --        (6)
  Gain on sale of other assets, net                  70        480       477
  Total non-interest income                      $5,331     $3,891    $3,502

  Non-Interest Expense

     For the year ended December 31, 1999, non-interest expenses increased $1.8 million, or 26.7%, from the year ended December 31, 1998. The increase was primarily attributed to the incremental cost of increasing loan and deposit activities, and depreciation related to equipment under operating leases.

     For the year ended December 31, 1998, non-interest expenses decreased $602,000, or 8.0%, from the year ended December 31, 1997. The reduction was primarily attributed to an adjustment to the accrual for legal related costs that reduced other operating expenses, lower professional fees, and lower costs related to problem assets.

     The following table provides a detail of non-interest expense for the years ended December 31:

(Dollars in Thousands)                          1999    1998   1997

  Salaries and related benefits               $5,017  $4,272 $4,203
  Occupancy expense                            1,190   1,142  1,192
  Depreciation - operating lease equipment       595      --     --
  Data processing                                482     403    431
  Professional fees                              304     398    530
  Insurance premiums                             251     218    228
  Equipment expense                              190     176    198
  FDIC insurance premiums                         11      24     98
  Other operating expenses                       708     274    629
  Total non-interest expense                  $8,748  $6,907 $7,509

     The increase in salaries and related expenses in 1999 of $745,000 compared to 1998 was primarily the result of an increase in staffing levels including temporary personnel and incentive compensation accruals. The incentive compensation accruals increased based on the Company's strong financial performance in 1999. The increase in salaries and related expenses in 1998 of $69,000 compared to 1997 was primarily the result of an increase in staffing levels. The compensation expense included incentives costs of $1,325,000, $960,000, and $970,000 for 1999, 1998 and
1997, respectively.

     The increase in depreciation expense from equipment under operating leases of $595,000 compared to none in 1998 was the result of the purchase and lease of equipment from December 31, 1998 to March 31, 1999 totaling $4.9 million. The equipment is depreciated over 68 months using the straight-line method.

     The Company's expenses for professional services were $304,000 in 1999 compared to $398,000 in 1998, and $530,000 in 1997. The
Company includes in professional fees the costs of legal, accounting, and management consulting services. Professional service expenses declined in 1999, 1998 and 1997 primarily as a result of a lower level of professional services required to manage problem assets, the reduction in litigation matters, and the reduction in activities related to regulatory matters.

     Other operating costs were higher in 1999 than 1998 by $434,000 primarily related to a one-time reduction of accruals for legal and non-performing assets costs in 1998. The decline in other operating costs of $355,000 in 1998 compared to 1997 resulted primarily from the reduction of $225,000 in an accrual for legal related costs and a reduction in costs related to non-performing assets by $248,000 due primarily to a write-down of certain other real estate owned (the "OREO") properties in 1997.

  Provision (Benefit) for Income Taxes

     The net income tax benefit was $732,000 for 1999 compared to $1.1 million for 1998 and to $1.5 million in 1997. The 1999, 1998 and 1997 income tax benefit related primarily to the Company's recognition of additional net deferred tax assets and a 1998 and 1997 income tax refund for taxes paid in prior periods.

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated periodically and the valuation allowance is adjusted so that the resulting level of deferred tax asset is, more likely than not, to be realized. As of December 31, 1999, the total net deferred tax asset was $2.1 million. The resulting decrease in the amount of realizable deferred tax assets of $800,000 in 1999, $600,000 in 1998, and $1.5 million in 1997 were made based on a determination that the Company is, more likely than not, able to utilize deferred tax assets that had previously been reserved.

     In 1999, the Company had current Federal income tax expense based on the alternative minimum tax calculation. The Company did not have any current Federal income tax expense in 1998 and 1997 as a result of tax operating losses in those years. The effective tax rates for the years ended December 31, 1999, 1998 and 1997, were (23.3)%, (26.6)% and (37.8)%, respectively. For each of the years ended December 31, 1999, 1998 and 1997, the federal statutory tax rate applicable to the Company was 34%.

     As of December 31, 1999, the Company had temporary differences and net operating loss carryforwards for federal tax purposes of approximately $44.8 million which begin expiring in 2007, and for California franchise tax purposes of approximately $10.8 million, which began expiring in 2000. As of December 31, 1999, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and other tax credits of approximately $276,000, which have no expiration. Utilization of the net operating loss carryforwards, and rehabilitation and minimum tax credit carryforwards may be limited on an annual basis under current tax law due to possible changes in ownership in future years.

Financial Condition

  Total Assets

     The Company's total assets were $184.5 million as of December 31, 1999 an increase of $44.4 million or 31.7% compared to $140.1 million at December 31, 1998. In 1999 and 1998, management continued its strategy to build the Bank's loan portfolio.

  Liquidity

     Liquidity is the Bank's ability to meet the present and future cash needs of its clients for loans and deposit withdrawals. The Bank's liquidity generally increases or decreases as a result of fluctuations in the Bank's loans and deposits. The Bank maintains liquid assets of cash and cash equivalents, such as federal funds sold, at levels management believes are sufficient to meet the liquidity needs of its deposit customers. At December 31, 1999, the Company's cash and cash equivalents were $39.5 million or 28.4% of total deposits and 120.9% of non-interest bearing deposits. At December 31, 1998, the Company's cash and cash equivalents were $14.9 million or 15.6% of total deposits and 81.7% of non-interest bearing deposits.

     In 1999, the Company's principal source of liquidity was from repayment of loans, maturity or sale of investment securities, new core deposits, long and short-term secured borrowing, and earnings. The Bank's access to some of these sources of liquidity may be limited for various reasons including some contractual maturities of more than two years, the inability of borrowers to repay loans according to the contractual terms, and limited borrowing capacity under existing borrowing arrangements.

  Investment Activities

     All securities are classified, at acquisition, into one of three categories: held-to-maturity securities, trading securities, and available-for-sale securities. The Bank determines the classification of all securities at the time of acquisition. In classifying securities as being held-to-maturity, trading, or available-for-sale, the Bank considers its collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors in determining its intent and ability to hold the securities to maturity.

     Investment securities held-to-maturity may include United States Treasury and Federal agency securities, investments in certificates of deposit, and mortgage-backed securities. The objectives of these investments are to increase portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity have an average term to maturity of 7 and 19 months at December 31, 1999 and 1998, respectively, and are carried at amortized cost. At December 31, 1999 and 1998, the investment securities held-to-maturity portfolio includes $2.0 million and $3.8 million, respectively, in fixed rate balloon mortgage-backed security investments.

     Investment securities available-for-sale may include United States Treasury and Federal agency securities, mutual funds, mortgage-backed securities, and collateralized mortgage obligations. These securities are typically used to supplement the Bank's liquidity portfolio with the objective of increasing yield. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income under shareholders' equity and are not reflected in the current earnings of the Bank. If the security is sold any gain or loss is recorded as a charge to earnings and reclassified from other accumulated comprehensive income. At December 31, 1999 and 1998, the Bank held $32.2 million and $34.2 million as investments available-for-sale, respectively. In 1999, the charge against other accumulated comprehensive income to reflect the market value adjustment net of taxes to the securities available-for-sale was $1.2 million.

     The tables below sets forth certain information regarding the carrying value and the weighted average yields of the Bank's investment securities portfolio at December 31, 1999 by final contractual maturity:

                            Available for Sale
                                                                      Total
                               Within    One to    More than-    Investment
                             One Year  Five Years  Five years    Securities
(Dollars in Thousands)
U.S. Treasury                    $300        --            --          $300
   Average yield                  5.1%       --            --           5.1%

Agency securities                  --   $13,499        $4,789       $18,288
  Average yield                    --       6.0%          6.1%          6.0%

Mortgage-backed securities       $940    $9,159        $3,549       $13,648
  Average yield                   5.8%      6.2%          7.0%          6.4%
Total                          $1,240   $22,658        $8,338       $32,236
  Average yield                   5.6%      6.1%          6.5%          6.2%


                             Held to Maturity
                                                       Total
                                     One to         Investment
                                     Five Years     Securities
(Dollars in Thousands)
Mortgage-backed securities             $1,953         $1,953
  Average yield                           5.8%           5.8%

     Expected maturities of mortgage-backed securities can differ from final contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties, and the expected maturity of agency securities can differ from final contractual maturity because the issuer may have the right to prepay the obligation prior to final contractual maturity.

     As of December 31, 1999 and 1998, the Bank held 20,770 and 19,710 shares, respectively, of stock in the Federal Home Loan Bank of San Francisco (the "FHLB") as a membership requirement with a carrying and market value of $2.1 million and $2.0 million, respectively. The FHLB stock has no term to maturity. As of December 31, 1999 and 1998, the Company and the Bank had no derivative financial instruments.

  Loans

     The Bank's primary lending activities are in commercial and financial loans made primarily to individuals and businesses in the nine counties surrounding the San Francisco Bay Area and, to some extent, in the Sacramento metropolitan area. The Bank purchases whole loans and enters into loan participation agreements with other banks in Northern California. In addition, the Bank also provides financing for the exercise of employee stock options. The Bank offers credit ranging from $25,000 to $4.0 million depending on loan characteristics such as type, collateral, and terms.

     At December 31, 1999 and 1998, the Bank had net loans out-standing of $94.6 million and $72.7 million, respectively, which represented 68.1% and 75.5% of the Bank's total deposits at those dates and 51.3% and 51.5% of the total assets of the Company. During 1999, the Bank originated, purchased and participated in loans outstanding totaling $29.4 million, compared with $35.0 million during 1998. The interest rates charged on the Bank's loans vary with the degree of risk, maturity, market interest rates, funds availability, and governmental regulations, and have been subject to competitive pressures. Approximately 35.0% of the Bank's loans have interest rates that either adjust quarterly, or more frequently, based on the Bank's prime rate, the FHLB eleventh district cost of funds ("Cofi"), or the one-year treasury constant maturity, or mature within 90 days.

     At December 31, 1999, the Bank had no direct loans to foreign borrowers.

     Real Estate Secured Loans The Bank's real estate mortgage loans typically are secured by first or second deeds of trust on either commercial or residential property, and have original maturities of three years or more. Such loans have been non-revolving and generally have had maturities that do not exceed ten years. Repayment terms generally include principal amortization over a negotiated term, with balloon principal payments due upon maturity. The typical purpose of these loans is the acquisition or re-financing of real property securing the loan. The primary sources of repayment have been the properties' cash flow in the case of commercial real estate loans and the borrowers' cash flow in the case of residential real estate. The secondary source of repayment is the sale of the real property securing the loan. The Bank's real estate secured loans typically bear a floating rate of interest based on either the prime rate, Cofi, or a treasury constant maturity index. The Bank has made and will continue to consider fixed rate loans.

     Loans collateralized by real estate represent the Bank's largest loan concentration. As of December 31, 1999 and 1998, 71.8% and 68.7%, respectively, of the Bank's total outstanding loan portfolio was secured by real estate. The Bank mitigates concentration risk by diversifying the type of real estate and the geographic location of the collateral. The largest concentration of real estate loans is collateralized by commercial real estate which is 54.9% of total outstanding loans. The largest concentration of commercial real estate loans by type of underlying collateral are in retail properties which total $16.2 million or 8.9% of total assets. The largest geographic concentration in San Francisco totals $25.2 million, or 13.7% of total assets. The largest real estate secured loan was 2.1% of total assets as of December 31, 1999. As of December 31, 1999, the Bank's real estate loan portfolio consists primarily of loans with principal amounts of between $100,000 and $4.0 million which generally have terms of maturities of between one and fifteen years.

     Secured Commercial and Financial Loans The Bank offers a variety of commercial and financial lending services including revolving lines of credit, working capital loans, homeowners' association loans, and letters of credit. In addition, the Bank may purchase participations in agricultural and other types of loans. These loans are typically secured by cash deposits, accounts receivable, homeowners' association dues assessments, equipment, inventories, agricultural crop production, investments, and securities. In underwriting commercial and financial loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower or borrowers and the value of the collateral. The Bank's commercial and financial loans typically have a floating rate of interest based on the prime rate. The Bank's commercial and financial loans are primarily in principal amounts of at least $100,000 and generally have terms of one year or less.

     As of December 31, 1999 and 1998, the Bank had secured commercial and financial loans outstanding of $9.4 million and $10.1 million constituting 9.9% and 13.6% of the Bank's total outstanding loan portfolio, respectively. As of December 31, 1999, 68.0% of the Bank's gross secured commercial and financial loan commitments were scheduled to mature within one year. As of December 31, 1999, the largest secured commercial and financial loan commitment accounted for less than 2% of the Bank's total assets.

     Unsecured Loans The Bank offers a variety of unsecured loans including commercial and financial loans and loans to individuals. The purpose of unsecured loans includes revolving lines of credit for personal investing or cash flow management, home or business improvements, working capital loans, and letters of credit. In underwriting unsecured loans, the Bank focuses on the net worth, income, liquidity and cash flows of the borrower. The Bank's unsecured loans typically have a floating rate of interest based on the prime rate. The Bank's unsecured loans are primarily in prin-cipal amounts of at least $100,000 and generally have terms of one year or less. In addition, the Bank will extend unsecured credit under a credit card arrangement as an accommodation for qualifying borrowers. As of December 31, 1999, the Bank had credit card commitments totaling $654,000 with outstanding balances of $170,000.

     As of December 31, 1999 and 1998, the Bank's unsecured loan commitments totaled $28.2 million and $22.7 million and had outstanding balances totaling $13.3 million and $11.8 million and were 14.6% and 15.9%, respectively, of the Bank's total outstanding loan portfolio. The Bank's largest unsecured loan accounted for less than 2.0% of total assets as of December 31, 1999.

     Other Loans and Leases The Bank offers a variety of other loans and leases including stock option loans and lease financing. The stock option loans typically have a floating rate of interest based on the prime rate and have a term of less than 30 days. See "Stock Option Services." As of December 31, 1999 and 1998, stock option loans totaled $99,000 and $253,000 and were 0.1% and 0.4%, respectively, of the Bank's total loan portfolio. The lease financing receivables totaled $3,530,000 and $893,000 at December 31, 1999 and 1998, respectively.

     Lending Policies and Procedures The Bank's lending policies are established by the Bank's senior management and approved by the Board of Directors of the Bank and its Loan and Investment Committee. The Bank is required by regulation to limit its maximum outstanding balance to any one borrower to 25% of capital and reserves on secured loans and to 15% of capital and reserves on unsecured loans. Secured loans are defined as loans secured by a first deed of trust or possessory collateral. As of December 31, 1999, thirty-two customers each had total commitments from the Bank that exceeded $1.0 million. The commitments to these customers totaled $64.8 million, or 54.0%, of total commitments outstanding, and had outstanding balances of $50.3 million, or 53.2% of total loans outstanding. Generally, any new or renewing loan where the Bank's total borrower credit exposure is over $1.0 million requires the approval of the Loan and Investment Committee of the Board.
All other loans where the total borrower exposure is $1.0 million and less can be approved by executive management.

     The Bank assesses the lending risks, economic conditions and other relevant factors related to the quality of the Bank's loan portfolio in order to identify possible credit quality risks. The Bank has engaged a third party professional firm to perform certain agreed upon procedures relating to credit quality and loan classification. These credit review consultants review a sample of loans periodically and report the results of their findings to the Audit Committee of the Bank's Board of Directors. Results of reviews by the credit review consultants as well as examination of the loan portfolio by state and federal regulators are also considered by management and the Board in determining the level of the allowance for loan and lease losses.

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

  Composition of Loan and Lease Portfolio The composition of the Bank's loan portfolio at December 31, is summarized as follows:


(Dollars in Thousands)                  1999    1998    1997    1996    1995

Real estate mortgage                 $67,914 $50,845 $37,826 $28,022$ 37,049
Secured commercial and financial       9,386  10,054   4,912   6,229   7,379
Unsecured                             13,344  11,771   8,633   7,800   7,604
Other loans and leases                 3,968   1,310     553   1,711   1,176
                                      94,612  73,980  51,924  43,762  53,208
Deferred fees, net                      (140)   (144)    (61)   (190)   (180)
Allowance for possible loan and
     lease losses                     (1,525) (1,625) (3,200) (5,663) (5,912)
Total loans and leases, net          $92,947 $72,211 $48,663 $37,909 $47,116

     The following table presents the loan portfolio at December
31, 1999 based upon the final contractual maturity date allocated into maturity categories. This table does not reflect anticipated prepayment of loans.

                                          One to   After
                                  Within    Five    Five
(Dollars in Thousands)          One Year   Years   Years   Total

Real estate mortgage              $2,201 $18,328 $47,385 $67,914
Secured commercial and financial   4,360   4,916     110   9,386
Unsecured                          6,813   4,318   2,213  13,344
Other                                201   3,300     568   3,968
  Total loans                    $13,575 $30,761 $50,276 $94,612

     Adjustable rate loans total $61.3 million, or 64.8% of total loans, including $25.4 million with rates that adjust immediately based on prime rate. Fixed rate loans and loans with next adjustment dates beyond two years total $33.3 million, or 35.2% of the Bank's total loan portfolio, have a weighted average yield of 8.5% and an average final maturity date of within 10 years. As of December 31, 1999, fixed rate loans with pre-payment penalties totaled $19.2 million. Generally, the prepayment penalty provisions are effective for the first one to three years from the date of origination.

     As of December 31, 1999, there were $10.0 million in loans, or 10.6% of total loans, that adjust at least annually based on Cofi which have a weighted average yield of 8.2% and a weighted average term to final maturity of approximately 9 years, as of December 31, 1999. Generally, these loans have a weighted average annual interest rate change limit of 2.00% and a life-time interest rate floor and cap of 6.5% and 14.4%, respectively. The Bank also held $21.6 million in loans, or 22.8% of total loans, that have an initial fixed term of two years and then adjust quarterly based on the one-year treasury constant maturity index. As of December 31, 1999, the yield on these loans was 8.4% and the average term to final maturity was approximately 8 years.

  Non-performing Assets

     A loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1999 and 1998, the Bank had no impaired loans. For the year ended December 31, 1999 and 1998, the weighted average impaired loans outstanding was $35,000 and $34,000, respectively. Total interest recognized on impaired loans during 1999 was zero compared to $3,000 in 1998.

     OREO is recorded at fair value at the time of acquisition.
The Bank periodically obtains either an appraisal or market valuation analysis on all OREO. If the valuation analysis indicates a decline in the market value of the property, a specific loss allowance is established. The Bank provides a charge against current earnings for estimated losses on foreclosed property when the carrying value of the property exceeds its fair value net of estimated selling expenses. Fair value is based on current market conditions, appraisals, and estimated sales values of similar properties, net of an estimated discount for selling and other expenses.

     In 1999, the Bank reduced its non-performing asset portfolio by $51,000, or 100% at December 31, 1998 through asset sales. Based upon information presently available, management believes that the Bank has made sufficient provision to its allowance for possible loan losses and specific reserves to absorb possible losses.

  The table below outlines the Bank's non-performing assets as of December 31:

(Dollars in Thousands)                 1999    1998    1997    1996     1995

Non-accrual loans                        --      --    $171  $3,400   $7,511
Other real estate owned, net             --     $51     410   5,133    7,514
Real estate investment, net              --      --      --      --      236
  Total non-performing assets            --     $51    $581  $8,533  $15,261

Non-performing assets as a percentage
  of total loans, OREO outstanding       --     0.1%    1.1%   17.4%    24.7%

Loans past due 90 days or more and
           accrual                       --      --      --      --       --

Loans restructured and in compliance
  with modified terms                    --      --      --   4,109    4,126

     At December 31, 1999, the Bank had no loans that were delinquent 31 days or more. For each of the years ended December 31, 1999, 1998, and 1997, interest income foregone on restructured loans was zero. The amount of gross interest income that would have been collected for non-accrual loans if all such loans had been performing in accordance with their original terms was zero, zero,and $2,000, in 1999, 1998 and 1997, respectively.

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

The following table summarizes the loan and lease loss experience of the Bank for the years ended December 31:

(Dollars in Thousands)                   1999    1998    1997   1996    1995

Balance of allowance for loan and lease
  losses at beginning of period        $1,625  $3,200  $5,663 $5,912  $6,576

Loans charged off:
  Commercial, financial and unsecured    (200)     --      (5)    (4)   (427)
  Real estate                              --      --     (35)  (642) (2,444)
  Sale of loans                            --      --      --     --      --
  Subtotal                               (200)     --     (40)  (646) (2,871)
Recoveries of previous losses:
  Commercial and financial                 --      --     320    397   1,565
  Real estate                              --      52      77     --     142
  Net lease financing                      --      --      --     --      --
  Subtotal                                 --      --     397    397   1,707
Net loans recovery/(charged off)         (200)     52     357   (249) (1,164)

Provision (adjustment) for loan and
     lease losses                         100  (1,627) (2,820)    --     500
Balance of allowance for loan and lease
  losses at end of period               1,525  $1,625  $3,200 $5,663  $5,912

Ratio of the allowance to total
  loans and leases                        1.6%    2.2%    6.2%  12.9%   11.1%

Ratio of the allowance to
  non-accrual loans                        --      -- 1,871.3  166.6    78.7

Ratio of net (recoveries)/charge-offs
  to average loans                        0.2    (0.1)   (0.8)   0.6     1.4

     Allocation of the allowance for loan and lease losses by collateral type as of December 31 is as follows:

                         1999                 1998             1997
(Dollars in         Balance Percent(1) Balance Percent(1)  Balance Percent(1)
 Thousands)
Real estate mortgage   $839     71.8%     $939      68.7%   $1,460     72.8%
Secured commercial
and financial           113      9.9       129      13.6        97      9.6
Unsecured               177     14.1       137      15.9       214     16.6
Other loans and leases   38      4.2        11       1.8         2      1.0
Unallocated             358       --       409        --     1,427       --
  Total              $1,525    100.0%   $1,625     100.0%   $3,200    100.00%

                                          1996                    1995
                                     Balance Percent(1)    Balance Percent(1)

Real estate mortgage                  $2,456      64.0%     $1,613     69.6%
Secured commercial and financial         250      14.2       1,207     13.9
Unsecured                                483      17.8       1,872     14.3
Other  loans and leases                   36       4.0          --      2.2
Unallocated                            2,438        --       1,220       --
  Total                               $5,663     100.0%     $5,912    100.0%

(1) Percent refers to the percent of loans and leases in each category to total loans.

  Deposits

     The Bank had total deposits of $138.9 million and $95.7 million at December 31, 1999 and 1998, respectively. As of
December 31, 1999, deposits consisted of demand deposits totaling
$32.7 million, money
market and savings accounts totaling $38.4 million, NOW accounts totaling $27.6 million and time deposits totaling $40.2 million. As of December 31, 1999, the Bank had a total of 2,576 deposit accounts consisting of 685 demand deposit accounts with an average balance of approximately $48,000 each, 600 savings and money market accounts with an average balance of approximately $64,000 each, 906 NOW accounts with an average balance of approximately $30,000 each and 385 time accounts with an average balance of approximately $105,000. The Bank's deposits and, correspondingly, its liquidity, are largely dependent upon four sources of funds: deposits acquired through its ABS function, Private and Business Banking, Escrow Services, and deposits solicited through the Bank's money desk.

     Certificates of deposit, including $2.9 million of money desk deposits discussed below, having a balance of at least $100,000 represented approximately 17.4% of the Bank's total deposits as of December 31, 1999 compared to 22.0% as of December 31, 1998. As of December 31, 1999, $19.1 million of the Bank's certificates of deposit of at least $100,000 mature in 90 days or less and $6.0 million mature between 91 days and one year. The aggregate average maturity of all of the Bank's certificates of deposit of at least $100,000 was three months as of December 31, 1999, and the aggre-gate amount of all such certificates of deposit as of December 31, 1999 was $25.5 million with a weighted average stated rate of 4.29%.

     The Bank solicits money desk certificates of deposit with balances between $90,000 and $2.0 million principally from other financial institutions and municipalities outside of the Bank's market area. As of December 31, 1999 and 1998, the Bank had outstanding money desk deposits of $9.7 million or 6.9% of total Bank's total deposits and $12.3 million or 12.8% of Bank's total deposits, respectively. During 1999, the money desk deposits averaged $12.0 million, with a high balance of $13.1 million. As of December 31, 1999, money desk deposits had a remaining weighted average maturity of approximately eight months.

     The following table sets forth the maturities, as of December 31, 1999, of the Bank's interest-bearing deposits and other interest-bearing liabilities:

                                        Over 3     Over
                             3 Months Months to  6 Months  1 Year to
(Dollars in Thousands)       or Less   6 Months  to 1 Year  5 Years    Total

Interest-bearing liabilities:
  Now accounts                $27,555        --         --      --   $27,555
  Money market and
   savings accounts            38,354        --         --      --    38,354
  Time deposits including
   money desk deposits         24,578    $3,104    $10,809  $1,835    40,326
  Total interest-bearing
   liabilities                $90,487    $3,104    $10,809  $1,835  $106,235


  Other Borrowings

  The Bank has other borrowing facilities which include advances from the FHLB and access to the discount window at the FRB. During 1999 and 1998, the Bank borrowed $20.0 million from the FHLB under this borrowing facility. The following table sets forth the maturities, as of December 31, 1999, of the borrowings:

                                               Over     More Than
                                  Less than   1 Year    4 Years to
(Dollars in Thousands)             1 year    to 3 Years   5 Years    Total


  Fixed rate borrowing              $5,000       $5,000    $5,000 $ 15,000
  Adjustable rate borrowing             --           --     5,000    5,000
  Total interest-bearing
   liabilities                      $5,000       $5,000   $10,000  $20,000

  The Bank's short term line of credit with the FRB of up to $2.8 million is available upon the pledge of securities. The borrowing from the FHLB of $20.0 million is secured by pledged securities and loans totaling $55.5 million. As of December 31, 1999, the Bank had $2.4 million available under its line of credit with the FHLB. During 1999 and 1998, the Bank did not borrow at the discount window at the Federal Reserve Bank.

  Capital

  Shareholders' equity totaled $23.5 million at December 31, 1999, an increase of $797,000 from $22.7 million at December 31, 1998. The increase in equity in 1999 was primarily from earnings of $3.9 million partially offset by the redemption of Common Stock totaling $2.0 million and the comprehensive loss on investment securities totaling $1.1 million.

  The Company and the Bank are subject to general regulations issued by the FRB, FDIC, and DFI which require maintenance of a certain level of capital. As of December 31, 1999, the Company and the Bank were in compliance with all minimum capital requirements.


  The following table reflects both the Company's and the Bank's capital ratios with respect to the minimum capital requirements in effect as of December 31, 1999.

                                                         Minimum
                                                         Capital
                                 Company     Bank    Requirement

Leverage ratio                      13.9%    13.8%           4.0%
Tier 1 risk-based capital           18.1     18.0            4.0
Total risk-based capital            19.3     19.1            8.0


  Year 2000 Disclosure

     The Bank implemented a plan to identify, assess, and address issues related to the Year 2000 problem (the "Y2K Plan"). The Y2K problem was a computer programming issue that occurred as a result of many computer systems being programmed to use a two digit code to identify the year. For example, the year 1998 would be signified as "98", and, therefore, the year 2000 may be mis-recognized as 1900. This could have resulted in the miscalculation of financial data and/or result in processing errors in transactions or functions that are date sensitive.

     Generally, the Bank's Y2K business risks could have come from internal sources such as the Bank's own computer systems and from external sources such as borrowers whose businesses might be adversely impacted by the Y2K problem, deposit customers whose transactions are transmitted electronically, and other third parties such as institutions, vendors, and governmental agencies whose computer systems may have a direct or indirect adverse impact on the Bank or the Bank's customers.

     As of December 31, 1999, the Bank had implemented mission critical system upgrades for all of its core banking hardware and software including vendor supported hardware and software. The Bank, the Bank's third party vendors, and the Bank's customers have not experienced any material date sensitive systems failures.

     The cost associated with executing the Y2K Plan and completing the Y2K modification and testing totaled $265,000 including approximately $175,000 for acquired hardware which is being amortized over its estimated useful life. The funds for the modification and testing were from general working capital. These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Bank's policies, were expensed as incurred. No significant information technology projects have been deferred as a result of the Y2K efforts.

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

     The oversight responsibility for the Company's interest rate risk management is performed by the Bank's Asset Liability Committee (the "ALCO"). The interest rate risk management policies are approved by the Board of Directors. The Company's approach to managing interest rate risk is to periodically measure the amount of interest rate risk based on estimated cashflows assuming multiple interest rate scenarios. The results of the measurement are evaluated and alternate strategies, if needed, are implemented to reduce the interest rate risk exposure. The strategies the Company uses to manage interest rate risk include adjustments to the composition of the investment securities portfolio, and new loan and deposit product terms. The Company's policies permit the use of off-balance sheet derivative instruments to control interest rate risk. However, as of December 31, 1999, no such instruments were outstanding.

     Using a simulation model, the Company measures interest rate sensitivity on a quarterly basis. The simulation model takes into consideration the potential volatility in projected results that can occur as the interest rate environment changes over time. Management believes that this provides a dynamic assessment of interest rate sensitivity. For example, callable agency securities have a final maturity but also have a call feature that could result in a security being repaid prior to final maturity in a declining interest rate environment, and, due to competitive pressures, a reduction in interest rates on deposits may not be possible without increasing liquidity risk. These and other factors may increase or decrease the amount of volatility in projected results.

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

     The following table illustrates the repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999:

                       Over 3         Over   More Than   No stated
             3 Months  Months to  6 Months   1 Year to   and/or Over
(Dollars in  or Less   6 Months   to 1 Year  5 Years     5 Years       Total
Thousands)
Interest-
Earning
Assets:
  Investment
securities
and certain
cash
equivalents   $35,595         --     $1,040    $20,792      $13,063  $70,490
  Operating
   leases          --         --         --      4,406           --    4,406
  Loans and
   leases      34,525    $12,438      7,551     30,444        9,654   94,612
  Total
interest-
earning assets 70,120     12,438      8,591     55,642       22,717  169,508

Liabilities and
Equity:
  Interest-
   bearing
    deposits   91,194      3,024     10,440      1,577           --  106,235
  Other
   borrowings   7,000         --         --     13,000           --   20,000
  Portion of
non-interest
   bearing
liabilities and
    equity         --         --         --         --       43,273   43,273
  Portion of
liabilities
 and equity    98,194      3,024     10,440     14,577       43,273  169,508

Interest
bearing assets
over (under)
  liabilities
and equity   $(28,074)    $9,414    $(1,849)   $41,065      $20,556       --

Cumulative
primary gap  $(28,074)  $(18,660)  $(20,509)   $20,556           --

Gap as a
percentage of
total
interest-
earning assets  (16.6)%    (11.0)%    (12.1)%     12.1%          0.0%

     The Company's simulation model estimates the changes in earnings as a result of changes in interest rate sensitive assets and liabilities which would occur as a result of an instantaneous and sustained increase or decrease in interest rates of 200 basis points, and the resulting effect on the Company's net interest margin, net income and capital over a one and two year period. The Company has established policy guidelines regarding maximum negative variances in net interest margin of 15%, in net income of 50%, and in capital of 10% in the event of an instantaneous and sustained increase or decrease in market rates of 200 basis points. As of December 31, 1999, the Company's sensitivity to changes on interest rates was within policy guidelines.

     The following table presents the Company's hypothetical changes in the Company's net interest income, net income and capital, measured for the one-year period beginning January 1, 2000, based on the December 31, 1999 ending balance sheet.

  Change in                      Estimated Increase/(Decrease) in
   Interest Rates    Net interest income      Net income          Capital
     (basis points)      Amount Percent      Amount Percent    Amount Percent
     + 200               $ 576     7.2%      $ 565    14.9%    $(895)  (3.3)%
     no change               -       -           -       -         -      -
     - 200               $(418)   (5.2)%     $(409)  (10.8)%    $441    1.6%

     The table above illustrates that in an increasing interest rate environment, the Company's net interest income and earnings would be expected to increase slightly due to an increase in yield on loans and investments at a faster pace than the increase in the cost of deposits. However, capital would be expected to decline due to an estimated decline in the market value primarily related to investment securities. In a declining interest rate environment, the Company's net interest margin and earnings would be expected to decline primarily as a result of lower interest income on loans and investments. Net interest income would decline due to lower reinvestment yields on the accelerated maturity of certain fixed rate callable securities, prepayment of fixed rate loans, and the decline of interest on adjustable rate loans and investments, and the lag in the decline of the cost of interest bearing deposits. Capital would be expected to increase due to a projected increase in the value of the investment portfolio.

     The simulation model includes key assumptions regarding cashflows including projections of new and renewing loans and deposits, prepayment assumptions for certain investment securities and loans, and assumptions of estimated competitive pressures on the pricing of loan and deposit products.

     The simulation model does not contemplate all interest rate scenarios or all of the actions the Company may undertake in response to changes in market interest rates. Also, the model does not capture the change in value for certain balance sheet assets, which may reduce the effect of changes in interest rates or the impact of stock market fluctuations on the Stock Option Services revenue. For example, in a 2% falling rate scenario, the model will not reflect additional interest income on certain loans that have reached annual or life-time floors and/or have pre-payment penalties; however, those floors and/or prepayment penalties may result in a significant increase in value.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 29


Consolidated Statements of Financial Condition,
  December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . 30


Consolidated Statements of Operations, . . . . . . . . . . . . . . . . . 31
  Years ended December 31, 1999, 1998 and 1997


Consolidated Statements of Changes in Shareholders' Equity and
Comprehensive Income,. . . . . . . . . . . . . . . . . . . . . . . . . . 32
  Years ended December 31, 1999, 1998 and 1997


Consolidated Statements of Cash Flows, . . . . . . . . . . . . . . . . . 33
  Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 35

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders of
The San Francisco Company:

We have audited the accompanying consolidated statements of financial condition of The San Francisco Company and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The San Francisco Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP




February 10, 2000
San Francisco, California

                         The San Francisco Company
              Consolidated Statements of Financial Condition
                        December 31, 1999 and 1998

(Dollars in Thousands Except Per Share Data)    Notes      1999       1998

Assets:
Cash and due from banks                               $   5,265   $  5,908
Federal funds sold                                       34,224      9,000
  Cash and cash equivalents                              39,489     14,908

Investment securities available-for-sale          2      32,236     34,235
Investment securities held-to-maturity
 (Market value: 1999 - $1,904 and 1998 - $3,851)  2       1,953      3,846
Federal Home Loan Bank stock, at par              2       2,077      1,971

Loans and leases                                  3      94,612     73,980
Deferred fees, net                                3        (140)      (144)
Allowance for loan and lease losses               4      (1,525)    (1,625)
  Loans, net                                             92,947     72,211

Other real estate owned                           5          --         51
Premises and equipment, net                       6       7,151      7,546
Operating lease equipment                         7       4,306      2,000
Interest receivable                                         867        748
Other assets                                              3,447      2,620
  Total assets                                         $184,473   $140,136


Liabilities and Shareholders' Equity:
Non-interest bearing deposits                          $ 32,676    $18,237
Interest bearing deposits                               106,235     77,451
  Total deposits                                  8     138,911     95,688

Other borrowings                                  9      20,000     20,000
Other liabilities and interest payable                    2,061      1,744
  Total liabilities                                     160,972    117,432

Commitments and contingencies                    15

Shareholders' Equity:                            11
Convertible preferred stock
(par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 1999 - 15,869 and
          1998 - 15,869 shares                              111        111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding - 1999 -
29,317,558 and 1998 - 31,728,782 shares                     293        317
Additional paid in capital                               76,963     78,816
Retained deficit                                        (52,766)   (56,619)
Accumulated other comprehensive (loss) income            (1,100)        79
  Total shareholders' equity                             23,501     22,704
  Total liabilities and shareholders' equity           $184,473   $140,136


The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                   Consolidated Statements of Operations
               Years Ended December 31, 1999, 1998 and 1997


(Dollars in Thousands
Except Per Share Data)             Notes      1999         1998         1997

Interest income:
  Loans                                     $7,614       $5,387      $4,567
  Federal funds sold                         1,064        1,133       1,103
  Investments                                1,852        2,172       2,311
  Dividends                                    106           90          45
  Total interest income                     10,636        8,782       8,026

Interest expense:
  Deposits                            8      2,875        2,778       2,798
  Other borrowings                           1,111          633          92
  Total interest expense                     3,986        3,411       2,890

Net interest income                          6,650        5,371       5,136
Provisions (adjustment) for
loan and lease losses                 4        100       (1,627)     (2,820)
Net interest income after
provisions (adjustment) for loan and
lease losses                                 6,550        6,998       7,956

Non-interest income:
  Stock option commissions and
    brokerage fees                           1,860        1,051       1,416
  Real estate rental income           6      1,241        1,114         896
  Operating lease revenue             7      1,022           --          --
  Service charges and fees                     870          683         603
  Other income                                 268          563         116
  Loss on sale of investment securities, net    --           --          (6)
  Gain on sale of other assets, net             70          480         477
  Total non-interest income                  5,331        3,891       3,502

Non-interest expense:
  Salaries and related benefits              5,017        4,272       4,203
  Occupancy expense                   6      1,190        1,142       1,192
  Depreciation of operating
      lease equipment                 7        595           --          --
  Data processing                              482          403         431
  Professional fees                            304          398         530
  Insurance premiums                           251          218         228
  Equipment expense                            190          176         198
  FDIC insurance premiums                       11           24          98
  Other operating expenses                     708          274         629
  Total non-interest expense                 8,748        6,907       7,509
Income before income taxes                   3,133        3,982       3,949
Benefit for income taxes             10       (732)      (1,060)     (1,494)
  Net Income                                $3,865       $5,042      $5,443

Income per share:
  Basic: Weighted average
         shares outstanding             31,541,826   31,727,138  30,393,679
  Net income                                 $0.12        $0.16       $0.18
  Diluted: Weighted average
         shares outstanding             33,185,999   33,062,713  30,644,487
  Net income                                 $0.12        $0.15       $0.17

The accompanying notes are an integral part of the consolidated financial statements.

                The San Francisco Company and Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity and
                          Comprehensive Income
               Years Ended December 31, 1999, 1998 and 1997



                                                               Accum-
                                                               ulated
                                                               Other
(Dollars in                       Addit-  Other              Compre-  Total
Thousands)                         ional  Compre-  Retained  hensive  Share-
              Preferred  Common  Paid-in  hensive  Earnings  Income/ holders'
                  Stock   Stock  Capital  Income   (Deficit) (Loss)   Equity
Balances at
January 1, 1997    $111    $288  $77,841           $(67,099)   $(77)  $11,064

  Net proceeds
from the
sale of stock        --      29      971                 --      --     1,000
  Net proceeds from
the exercise of
  stock options      --      --        2                 --      --         2
  Other comprehensive
     income
  Unrealized holding
   gains arising
  during the
  period, net
  Plus:
reclassification
adjustment
     for losses
included in net income                       $6
  Net unrealized income                      55
    Other compre-
       hensive income                        61          --      61        61
    Net income                            5,443       5,443      --     5,443
  Comprehensive income                   $5,504

Balances at
December 31, 1997   111     317   78,814            (61,656)    (16)   17,570

  Net proceeds from
the exercise of
  stock options      --      --        2                 --      --         2
  Dividend on
 Preferred Stock     --      --       --                 (5)     --        (5)
  Other comprehensive
      income
  Net unrealized gains                      $95          --      95        95
    Other
 comprehensive income                        95
    Net income                            5,042       5,042      --     5,042
  Comprehensive income                   $5,137

Balances at
December 31, 1998   111     317   78,816            (56,619)     79    22,704

  Net proceeds from
the exercise of
  stock options      --       4      128                 --      --       132
  Redemption of
    Common Stock     --     (28)  (1,981)                --      --    (2,009)
  Dividend on
  Preferred Stock    --      --       --                (12)     --       (12)
   Other
 comprehensive
     income
    Net unrealized
    losses                              $(1,179)         --  (1,179)   (1,179)
    Other comprehensive loss             (1,179)
    Net income                            3,865       3,865      --     3,865
  Comprehensive income                   $2,686

Balances at
December 31, 1999  $111    $293  $76,963           $(52,766)$(1,100)  $23,501




The accompanying notes are an integral part of the consolidated financial statements.

                        The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1999, 1998 and 1997


(Dollars in Thousands                                  1999    1998    1997

Cash Flows from Operating Activities:
Net income                                           $3,865  $5,042  $5,442
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision (adjustment) for loan losses                100  (1,627) (2,820)
  Benefit for income taxes                             (800)   (600) (1,500)
  Depreciation and amortization expense               1,161     533     535
  Net gain on sale of real estate owned and
         other assets                                   (70)   (480)   (477)
  Provision for other real estate owned and
       real estate investment                            --      --     182
  Loss on sale of investment
       securities available for sale                     --      --       6
  (Increase) decrease in interest
       receivable and other assets                      (46)    (34)     79
  Increase (decrease) in other
       liabilities and interest payable                 317    (726)    757
  Increase (decrease) in deferred loan fees              (4)     83    (129)
Net cash flows provided by operating activities       4,523   2,191   2,076

Cash Flows from Investing Activities:
  Purchase of Federal Home Loan Bank stock, net        (106)   (472)   (829)
  Proceeds from maturities of
   investment securities held-to-maturity             1,893   2,018   1,079
  Proceeds from sales of investment
   securities available-for-sale                         --      --   9,120
  Purchase of investment
   securities available-for-sale                    (12,671)(32,562)(18,600)
  Proceeds from maturities of
   investment securities available-for-sale          13,491  31,091   5,214
  Capital expenditures for real estate owned             --      --      28
  Net increase in loans                             (20,632)(22,056) (8,162)
  Net (charge-offs) recoveries of
   loans previously charged off                        (200)     52     397
  Purchases of premises and equipment                  (173)   (288)   (267)
  Purchase of equipment under operating lease        (2,901) (2,000)     --
  Proceeds from sales of real
    estate owned and investment, and other assets        23     839   4,952
Net cash used in investing activities               (21,276)(23,378) (7,068)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                43,223   9,169  (4,647)
  Net increase in other borrowings                       --  10,000  10,000
  Cash dividend on Series B Preferred Stock             (12)    (63)     --
  Redemption of Class A Common Stock                 (2,009)     --      --
  Net proceeds from sale of stock                       132       2   1,000
Net cash provided by financing activities            41,334  19,108   6,353
Increase (decrease) in cash and cash equivalents     24,581  (2,079)  1,361
Cash and cash equivalents at beginning of year       14,908  16,987  15,626
Cash and cash equivalents at end of year            $39,489 $14,908 $16,987


The accompanying notes are an integral part of the consolidated
financial statements.                                           (continued)

                         The San Francisco Company
                   Consolidated Statements of Cash Flows
           For the Years Ended December 31, 1999, 1998 and 1997
                                (continued)


(Dollars in Thousands)                                  1999    1998    1997

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                              $4,002  $3,386  $2,811
Income taxes                                              65      21       6



The accompanying notes are an integral part of the consolidated financial statements.

                         The San Francisco Company
                Notes to Consolidated Financial Statements
                        December 31, 1999 and 1998


Note 1:  Statement of Accounting Policies

     The accounting and reporting policies of The San Francisco
Company (the "Company") and its subsidiaries are in accordance with generally accepted accounting principles and practices within the banking industry.

Organization

     The Company is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1981 under the laws of the State of California, and in July, 1988, the Company reincorporated in Delaware. Bank of San Francisco (the "Bank"), a state chartered bank, was organized as a California banking corporation in 1978 and became a wholly owned subsidiary of the Company through a reorganization in 1982. The Bank specializes in providing private banking and business banking for professional individuals, their business and other businesses primarily in the Northern California banking market. The Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"), invested in real estate investment properties from 1985 to 1996. During 1996, BSFRI disposed of all of its real estate investment properties.


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

     The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. In 1999 and 1998, the average reserve balances outstanding were $1,103,000 and $879,000, respectively. Generally, the Bank does not maintain compensating balance arrangements.

Investment Securities

     The Company classifies its investment securities into one of two categories: held-to-maturity or available-for-sale. The investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as available-for-sale are carried at fair value with any unrealized gains and losses included as a component of accumulated other comprehensive income in shareholders' equity.

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

Loans and Leases

     Loans are stated at the principal amount outstanding, net of the allowance for loan and lease losses, deferred fees and unearned discount, if any. The Bank holds loans receivable primarily for investment purposes. A significant portion of the Bank's loan portfolio is comprised of adjustable rate loans.

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

Allowance for Loan and Lease Losses

     Generally, the Bank charges current earnings with provisions for estimated losses on loans receivable. However, the Bank will record an allowance for loan and lease loss adjustment if the total allowance for loan and lease losses exceeds the amount of estimated losses. The provision or adjustment takes into consideration the adequacy of the total allowance for loan and lease losses giving due consideration to specifically identified problem loans, the financial condition of the borrowers, the fair value of the collateral, recourse to guarantors, and other factors. At December 31, 1999 and 1998, the management believes the allowance for loan and lease losses adequately reflects the credit risks in the loan and lease portfolio.

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

Operating Lease Equipment

     Equipment is stated at cost net of accumulated depreciation and is leased to third parties under lease agreements. The equipment has an estimated useful life of 68 months and is depreciated using a straight-line method. Lease payments are recognized as non-interest income and the depreciation expense is recognized as non-interest expense.

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

Impairment of Long-lived Assets

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes indicate that the carrying value of the asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying value of the asset to future net undiscounted cash flows expected to be generated by that asset. As of December 31, 1999, the Company determined that no events or changes occurred during 1999 that would indicate that the carrying value of any long-lived assets may not be recoverable.

Other Assets

     Other assets included operating lease equipment owned by the Bank and deferred tax assets discussed below.

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

Stock-based Compensation

     The Company has elected to use the intrinsic value based method of accounting under APB No. 25 for its stock-based compensation and to provide supplemental disclosure of its stock-based compensation.

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

     (dollars in thousands except Per-share amounts)
                                                                   Per-share
     1999                             Income            Shares        amount

     Basic EPS                        $3,857           31,541,826      $0.12
     Effect of dilutive securities:
       Series B Preferred Stock            8                  793
       Stock options                      --            1,643,380
     Diluted EPS                      $3,865           33,185,999      $0.12

                                                                   Per-share
     1998                             Income            Shares        amount

     Basic EPS                        $5,034           31,727,138      $0.16
     Effect of dilutive securities:
       Series B Preferred Stock            8                  793

       Stock options                      --            1,334,782
     Diluted EPS                      $5,042           33,062,713      $0.15


                                                                   Per-share
     1997                             Income            Shares        amount

     Basic EPS                        $5,443           30,393,679      $0.18
     Effect of dilutive securities:
       Series B Preferred Stock           58                  793

       Stock options                      --              250,015
     Diluted EPS                     $5,501            30,644,487       $0.17


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

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Recently, SFAS No. 137 was issued amending the effective date of SFAS No. 133 as the fiscal year beginning January 1, 2001. As of December 31, 1999, the Company did not have any derivative instruments or engage in hedging activities.

     The Company has evaluated its business activities in accordance with the provisions of SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" and determined that its operating segments have similar economic characteristics such as products and services, production process, customers, methods used to distribute products and services, and regulatory environment resulting in their aggregation. The adoption of this statement effective for year-end 1998 financial statements did not have a material impact on the Company's financial statements.

Regulatory

     On December 4, 1998, the Federal Reserve Board announced that Mr. Putra Masagung and PT Gunung Agung, the beneficial owners of 97.8% of the Company's outstanding Common Stock entered into a Voting Trust Agreement (the "Agreement"). Mr. Masagung and PT Gunung Agung retained their individual beneficial interest but collectively transferred voting control the Company's Common Stock to a Trustee under the terms of the Agreement effective January 4, 1999 which has been filed with the Securities and Exchange Commission. Under the terms of the Agreement, the Trustee shall dispose of the shares upon instructions from Mr. Masagung and PT Gunung Agung by July 4, 2001.

Reclassifications

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

Note 2:  Investment Securities

     The amortized cost and estimated market values of investment securities held-to-maturity at December 31, are as follows:

                                   Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                Cost       Gains      Losses     Value

1999:
  Mortgage-backed securities         $1,953         --         $(49)  $1,904
  Total                              $1,953         --         $(49)  $1,904

1998:
  Mortgage-backed securities         $3,846         $6          $(1)  $3,851
  Total                              $3,846         $6          $(1)  $3,851

     The amortized cost and estimated market values of investment securities available-for-sale at December 31 are as follows:

                                   Amortized  Unrealized Unrealized   Market
(Dollars in Thousands)                 Cost        Gains     Losses    Value
1999:
  Fixed rate mortgage-
    backed securities                $13,972         --       $(324) $13,648
  U.S. Treasury and
    agency securities                 19,364         --        (776)  18,588
  Total                              $33,336         --     $(1,100) $32,236

1998:
  Fixed rate mortgage-
    backed securities                $12,810        $67         $(4) $12,873
  U.S. Treasury and
    agency securities                 21,346         26         (10)  21,362
  Total                              $34,156        $93        $(14) $34,235


    For 1999 and 1998, the Company included a net unrealized loss of $1,100,000 and a net unrealized gain of $79,000, respectively, as a component of accumulated other comprehensive income under shareholders' equity. The Company recorded no gains or losses on sale of investment securities during 1999 and 1998.

    As of December 31, 1999 and 1998, the Bank's investment in
FHLB stock totaled $2.1 million and $2.0 million and is stated at par.

    The amortized cost and estimated market value of securities at December 31, 1999 by contractual final maturity, are shown below:

                            Securities Available            Securities
                                 for Sale                Held to Maturity
                           Amortized   Estimated     Amortized   Estimated
(Dollars in Thousands)          Cost  Market Value     Cost     Market Value

  1 to 5 years               $14,268       $13,799          --           --
  More than 5 years            5,096         4,789          --           --
    Subtotal                  19,364        18,588          --           --
  Mortgage-backed securities  13,972        13,648      $1,953       $1,904
  Total                      $33,336       $32,236      $1,953       $1,904


     The average yield on investments securities was 6.0% during 1999 and 1998. The investment securities held by the Company had weighted average maturities of less than three years. Weighted average maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Factors such as prepayments and interest rates may affect the yield and carrying value of mortgage-backed and callable agency securities. As of December 31, 1999 and 1998, the Company had no derivative financial instruments.

     At December 31, 1999 and 1998, $600,000 of securities were pledged as collateral for treasury, tax, loan deposits, public agency, bankruptcy and trust deposits. At December 31, 1999, $23.9 million of investment securities and $31.6 million of loans were pledged as collateral for the $20.0 million FHLB borrowing.

Note 3:  Loans and Leases

     The Bank's loan and lease portfolio at December 31, is summarized as follows:

(Dollars in Thousands)                              1999     1998

Real estate mortgage                             $67,914  $50,845
Secured commercial and financial                   9,386   10,054
Unsecured                                         13,344   11,771
Other loans and leases                             3,968    1,310
  Total loans and leases                          94,612   73,980
Deferred fees                                       (140)    (144)
Allowance for loan and lease losses               (1,525)  (1,625)
  Total loans and leases, net                    $92,947  $72,211

     At December 31, 1999 and 1998, non-accrual loans totaled zero, and there were no loans past due 90 days or more and still accruing. For the years ended December 31, 1999, 1998 and 1997 interest income foregone on non-accrual loans was $8,000, zero, and $2,000, respectively. Restructured loans totaled zero at December 31, 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, no interest income was foregone on restructured loans.

     A loan is considered impaired when, based on certain events and information, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1999 and 1998, there were no impaired loans outstanding. For the year ended December 31, 1999 and 1998, the weighted average impaired loans outstanding was $35,000 and $34,000, respectively. Total interest income recognized on impaired loans during 1999 and 1998 was zero and $3,000, respectively.

     The Company's business activities are with clients in Northern California primarily the greater San Francisco Bay Area. As of December 31, 1999, the Company had $73.3 million in loans secured by real estate located in Northern California including 34.4% located in San Francisco. The primary source of repayment of real estate loans is the borrower's or property's debt service capacity while the secondary source of repayment is the underlying real estate collateral. As of December 31, 1999, the Company had $28.2 million in commitments on unsecured loans of which 47.3% were outstanding. The primary source of repayment on the unsecured loans is the borrowers net worth and cash flow.


Note 4. Allowance for Loan and Lease Losses

     Changes in the Company's allowance for loan and lease losses for the years ended December 31, were as follows:

(Dollars in Thousands)                                 1999    1998    1997

Balances at beginning of the year                    $1,625  $3,200  $5,663
  Provision (adjustment) for loan and lease losses      100  (1,627) (2,820)
  Loans charged off                                    (200)     --     (40)
  Recoveries of loans charged off                        --      52     397
Balances at end of the year                          $1,525  $1,625  $3,200

Note 5:  Other Real Estate Owned

     Other real estate owned at December 31, consist of the following:

(Dollars in Thousands)                        1999   1998

Real Estate:
  Residential development                       --   $217
  Commercial development                        --     --
  Raw land                                      --     --
  Subtotal                                      --    217
Allowance for losses                            --   (166)
  Total                                         --    $51

    In 1999, the Company sold OREO that had an original book value of $217,000 and a net book value, at December 31, 1998, totaling
$51,000. In 1999 and 1998, the Company recorded net gains on sale totaling $71,000 and $480,000, respectively.

    The following table summarizes the changes in the allowance for losses related to OREO for the periods shown:

(Dollars in Thousands)                                   1999    1998    1997

Balance of allowance for losses - beginning of the year  $166  $3,242  $9,111
  Charge-offs                                            (166) (3,076) (6,051)
  Provision                                                --      --     182
Balance of allowance for losses - end of the year          --    $166  $3,242


Note 6:  Premises and Equipment, net

     Premises and equipment at December 31, consist of the following:

(Dollars in Thousands)                               1999       1998

Leasehold                                          $3,616     $3,616
Leasehold improvements                              8,784      8,700
Furniture and equipment                             1,806      1,747
  Subtotal                                         14,206     14,063
Less:  Accumulated depreciation and amortization   (7,055)    (6,517)
  Total                                            $7,151     $7,546

     The amount of depreciation and amortization included in non-interest expense was $566,000, $533,000, and $535,000 in 1999,
1998 and 1997, respectively. Total rental and other occupancy expenses net of sublease income for the Company's premises were $67,000, $154,000 and $326,000 in 1999, 1998 and 1997.

     At December 31, 1999, the approximate future minimum rental expense payments under a non-cancelable operating lease, with a remaining term of eleven years, for the Company's premise are as follows:

(Dollars in Thousands)                     Amount

2000                                       $134
2001                                        134
2002                                        134
2003                                        134
2004                                        134
Thereafter                                  782
  Total                                  $1,452

     The lease payment is fixed until the expiration of the lease on October 31, 2010.

     During 1999, 1998 and 1997, the Company received $1,241,000, $1,114,000 and $864,000 of sublease income, respectively. The sublease income payments in the following table are not reflected in the table above. At December 31, 1999, the approximate future minimum rental income payments under non-cancelable subleases, with remaining terms over the next five years, of the Company's premise are as follows:

(Dollars in Thousands)                     Amount

2000                                       $1,192
2001                                        1,056
2002                                          765
2003                                          257
2004                                           66
Thereafter                                     --
  Total                                    $3,336


Note 7:  Operating Lease Equipment

     The following schedule provides an analysis of the Company's investment in property on operating leases by major classes as of December 31,:

(Dollars in Thousands)                         1999             1998
Test equipment                               $4,901           $2,000
Less:  Accumulated Depreciation                (595)               -
  Total                                      $4,306           $2,000

     The test equipment has an estimated useful life of 68 months and is leased under short-term rental agreements for periods ranging from one week to six months. Rental revenue received in 1999 and 1998 totaled $1.0 million and zero, respectively.

Note 8:  Deposits

     Deposit balances and average interest rates paid by the Bank at December 31, are as follows:

                                        1999                    1998
                                              Average                Average
(Dollars in Thousands)              Balance      Rate     Balance       Rate

Demand deposit accounts             $32,676       0.0%    $18,237        0.0%
Money market and savings accounts    38,354       2.9      19,998        1.9
NOW accounts                         27,555       1.9      17,838        2.2
Time accounts                        40,326       4.6      39,615        4.8
  Total                            $138,911       2.5%    $95,688        2.8%

     Total deposit balances averaged $108.6 million and $94.0 million during 1999 and 1998, respectively, with average interest rates of 2.5% and 2.8%, respectively. The weighted average stated rates on deposits as of December 31, 1999 and 1998 were 2.5% and 2.8%, respectively.

     Domestic time deposits in amounts of $100,000 or more by time remaining to maturity at December 31, are as follows:

(Dollars in Thousands)                        1999     1998

Three months or less                       $19,091  $15,774
Three months to six months                     631      953
Six months to one year                       5,364    2,015
Between one and two years                      421    2,500
  Total                                    $25,507  $21,242

     Interest expense on time deposits in amounts of $100,000 or more was $900,000, $809,000 and $589,000 in 1999, 1998, and 1997,
respectively. Time deposit accounts in amounts of $100,000 or more averaged $21.7 million and $16.7 million during 1999 and 1998, respectively, with weighted average rates of 4.1% and 4.8%, respectively. The weighted average stated interest rate on such deposits at December 31, 1999 and 1998 was 4.3% and 4.4%, respectively.

Note 9:  Other Borrowings

     Other borrowings at December 31, are as follows:

                                                                      Maximum
                             Balance   Stated  Average  Average       Balance
(Dollars in Thousands)   Outstanding     Rate  Balance     Rate   Outstanding
1999:
  FHLB borrowings:
     Long-term              $15,000       5.7% $17,910      5.7%      $18,000
       Short-term             5,000       6.3    2,003      4.2         2,000
  Total                     $20,000       5.9% $19,913      5.6%      $20,000

1998:
  FHLB borrowings:
     Long-term              $18,000       5.6% $10,545      6.0%      $18,000
     Short-term               2,000       5.1       99      5.1        $2,000
  Total                     $20,000       5.5% $10,644      6.0%      $20,000


     The following table sets forth the maturities of the FHLB borrowings, as of December 31, 1999, of the borrowings:

                                              Over       More Than
                               Less than    1 Year       4 Years to
(Dollars in Thousands)            1 Year    to 3 Years   5 Years        Total

  Fixed rate borrowing            $5,000        $5,000       $5,000  $ 15,000
  Adjustable rate borrowing           --            --        5,000     5,000
  Total other borrowings          $5,000        $5,000      $10,000   $20,000

     The Bank has a credit facility available with the FHLB for up to $22.4 million as of December 31, 1999. At December 31, 1999 and 1998, $55.5 million and $25.0 million of loans and securities were pledged as collateral against other borrowings. The Bank is required to hold FHLB stock as a condition for maintaining its membership in the FHLB.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $2.8 million upon the pledge of securities. At December 31, 1999, no securities are pledged as collateral for the FRB facility.

Note 10:  Income Taxes

     The (benefit) provision for income taxes for the years ended
December 31, consists of:

(Dollars in Thousands)                       1999      1998      1997

Current:
  Federal                                     $49     $(472)       --
  State                                        19        12        $6
  Total current                                68      (460)        6

Deferred:
  Federal                                    (464)     (680)   (1,065)
  State                                      (336)       80      (435)
  Total deferred                             (800)     (600)   (1,500)
     Total benefit for income taxes         $(732)  $(1,060)  $(1,494)

     The provision for income taxes for 1999 consists of state tax minimum amounts due, alternative minimum tax, and recognition of the tax benefit of certain deferred tax assets including temporary differences and net operating loss carryforwards.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

(Dollars in Thousands)                              1999         1998
Deferred Tax Assets:
  Net operating losses                           $15,982      $17,645
  Tax credits                                        489          489
  Unrealized loss on investment
    securities available for sale                    453           --
  Allowance for loan and lease losses                 75           45
  Other provisions                                    51           33
  Provision for losses on real estate                 --           68
  Net tax value of premises in excess of book         --          124
  Other                                              354          272
  Total deferred tax assets                       17,404       18,676
  Valuation allowance                            (14,042)     (16,107)
  Total deferred tax assets, net                   3,362        2,569

Deferred Tax Liabilities:
  Net book value of premises in excess of tax        (47)          --
  Loan origination costs                             (97)        (101)
  Unrealized gain on investment
     securities available for sale                    --          (33)
  Taxable income in excess of
     book for rehabilitation credit                 (318)        (335)
  Total deferred tax liabilities                    (462)        (469)
     Net deferred taxes                           $2,900       $2,100

     As required by SFAS No. 109, the realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During 1999 and 1998, an adjustment of $800,000 and $600,000, respectively, to the amount of realizable deferred tax assets was recorded based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved.

     The total tax provision (benefit) rate differs from the statutory federal rate for the reasons shown in the following table:

                                                       1999     1998    1997

Tax expense at the statutory federal rate              34.0%   34.0%   34.0%
Utilization of prior year taxable losses                 0.0     0.0   (34.2)
State income taxes (refund), net of federal tax benefit  7.3     8.5     0.2
Non-deductible expenditures and non-taxable income       3.4     0.5     0.0
Expiration of state net operating loss carryforwards     8.1    10.8     0.0
Realization of previously deferred tax benefits          0.0   (12.0)    0.0
Change in valuation allowance                          (76.1)  (68.4)  (38.0)
     Total effective tax benefit rate                  (23.3) %(26.6)% (38.0)%

     As of December 31, 1999, the Company has net operating loss carryforwards for federal tax purposes of approximately $44.7 million which begin expiring in 2007, and for California tax purposes of approximately $10.8 million, which began expiring in 1999. As of December 31, 1999, the Company had rehabilitation tax credit carryforwards for federal tax purposes of approximately $213,000, which expire in 2004 and 2005, and minimum tax credits of approximately $276,000 which have no expiration.


Note 11:  Shareholders' Equity

     In 1997, the Company received capital contributions totaling $1.0 million resulting in the issuance of 2,947,787 shares of Class A Common Stock (the "Common Stock") at $0.34 per share. In 1999, the Company redeemed and retired 2,802,769 shares of Common Stock.

Description of Capital Stock

     The authorized capital stock of the Company consists of 100,000,000 Common Shares, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share, of which 437,500 are designated as Series B Preferred Shares. The remainder are not designated.

Description of Common Stock

     As of December 31, 1999, there were 29,317,558 Common Shares outstanding out of a total of 100,000,000 shares authorized. The Series B Preferred Shares, which were convertible into shares of the Class B Common Stock at the option of the holders thereof are now convertible to Common Stock. The reclassification is not deemed by the Company to alter or change any of the relative powers, preferences or special rights of the holders of the Class B Preferred shares.

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

  Voting Rights

     Holders of Common Stock are entitled to one vote per share. Except as described below, holders of Common Stock vote together with holders of the Company's Series B Preferred Shares, on all matters including the election of directors. The Board of Directors is presently authorized to have nine (9) members. The Board of Directors is a classified Board with staggered terms providing for a maximum of three classes of directors, which are as nearly equal in number as possible, and with one class elected each year for a maximum term of three years. Holders of Common Stock are not entitled to vote cumulatively for the election of directors.

     The holders of Common Stock are entitled to vote as separate classes on any modification to the rights of either class of stock and as otherwise required by law.

Description of Preferred Stock

     The Board of Directors of the Company is authorized by the Certificate of Incorporation to provide for the issuance of one or more series of preferred stock. The Board of Directors has the power to fix various terms with respect to each such series, including voting powers, designations, preferences, dividend rates, conversion and exchange provisions, redemption provisions, and the amounts which holders are entitled to receive upon any liquidation, dissolution, or winding up of the Company. As of December 31, 1999, the Board of Directors authorized only the issuance of the Series B Preferred Shares. The Company's Certificate of Incorporation provides that additional securities, including additional shares of any class of preferred stock, can be issued only if unanimously approved by the Board of Directors or by stockholders holding a majority of the voting power of the Company.

Description of Series B Preferred Stock

     The Company issued the Series B Preferred Shares during 1988. As of December 31, 1999, there were 15,869 Series B Preferred
Shares outstanding.

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

Note 12: Stock Option Plan

     During 1996, the Company's stockholders approved the Amended and Restated 1993 Stock Option Plan (the "Plan"). Pursuant to the Plan, options may be granted to directors and key employees of the Company and its subsidiaries. The shares of Common Stock reserved for the Plan total 4,325,069 shares. The number of shares granted may be subject to adjustment as determined by a Committee of the Board of Directors. The exercise price of options must be at least the fair market value of the shares of the Company's Common Stock as of the date the option is granted. The expiration date of the options is ten years from the effective date that the options were granted. As of December 31, 1999, 403,278 of the options granted have been exercised. The agreements for certain executive officers and former executive officers provide that options shall be granted to acquire shares of Common Stock under the Plan equal to 9% of the fully-diluted shares of the Company's Common Stock, with additional shares to be issued in the future to maintain the 9% ratio.

     The following table provides the fair value of stock options granted in 1998 and 1997. There were no stock options granted in 1999. The fair value was calculated using the following assumptions in the Black Scholes option-pricing model:

                                    1999     1998       1997
  Expected dividend yield             --     0.0%       0.0%
  Risk-free interest rate             --     4.54%      5.35%
  Expected life                       --     2.5 yrs    2.75 yrs
  Volatility factor                   --     0.431      0.253
  Fair value of options granted       --    $0.08      $0.08

     The Company has not recognized any compensation costs for the stock options in the financial statements. The proforma net income reflects only options vested in 1999, 1998, and 1997. Had the Company determined compensation cost based on fair value at the date of grant for its stock options, the Company's net income would have been the proforma amounts indicated below:

                                                    1999     1998     1997
  Net income - as reported (dollars in thousands) $3,865   $5,042   $5,443
            proforma                               3,839    5,026    5,355

    Earnings per share -Basic                      $0.12    $0.16    $0.18
             Diluted                                0.12     0.15     0.17

    Proforma per share -Basic                      $0.12    $0.16    $0.18
             Diluted                                0.12     0.15     0.17

     The following table provides the stock option activity for each period presented:

          December 31, 1999        December 31, 1998      December 31, 1997
           Weighted Average         Weighted Average       Weighted Average
          Number of  Exercise      Number of  Exercise    Number of  Exercise
            Shares    Price         Shares     Price        Shares    Price
Balance at
beginning
of year   4,313,458   $0.99        3,672,033    $1.08     3,029,500    $1.24
 Granted         --      --          646,425     0.45       668,971     0.34
 Exercised  391,667    0.34            5,000     0.34         6,611     0.34
  Expired    17,000    0.45               --       --        19,827     0.34
Balance at
  end of
   year   3,904,791   $1.06        4,313,458    $0.99     3,672,033    $1.08

     At December 31, 1999, the range of exercise prices and remaining contractual life of outstanding options was $0.34 and $5.68, respectively, and four (4) years and nine (9) years, respectively. Generally, the stock options vest within a three year period. The following table provides stock option information as of December 31, 1999:

                    Options  Outstanding                Options  Exercisable
                             Weighted-       Weighted-              Weighted-
                             average Remain- average      Number      average
Range of        Number       ing Contrac-    Exercise     Exer-      Exercise
Exercise price  Outstanding  tual life       Price        cisable       Price
$0.34 - $0.45   3,394,298     7.70 years       $0.36    2,826,332       $0.34
$4.50 - $5.68     510,493     4.75 years       $5.68      484,970       $5.68



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

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action.

     The following table sets forth the Bank's capital amounts and ratios as of December 31, for each of the periods shown:

                                                            To be Well
(dollars in thousands)                                      Capitalized Under
                                         For Capital        Prompt Corrective
                             Actual      Adequacy purposes  Action Provisions
                          Amount  Ratio  Amount    Ratio    Amount   Ratio

1999:
Total risk-based capital $24,506  19.1%  $10,248     8.0%   $12,810   10.0%
Tier 1 capital            22,981  18.0     5,121     4.0      7,682    6.0
Leverage capital          22,981  13.8     6,674     4.0      8,343    5.0

1998:
Total risk-based capital $22,620  22.8%   $7,945     8.0%     9,931   10.0%
Tier 1 capital            21,374  21.4     3,988     4.0      5,981    6.0
Leverage capital          21,374  16.1     5,296     4.0      6,621    5.0


Note 14:  Employee Benefit Plans

  Employee 401K Plan

     The Company provides a 401k plan for its employees. The Company provides matching contributions up to 2% of the employees qualifying earnings. During 1999, 1998, and 1997, the Company contributed $49,000, $47,000 and $41,000, respectively, to the 401k Plan.


Note 15:  Commitments and Contingencies

  Lending and Letter of Credit Commitments

     In the normal course of its business, the Bank has entered into various commitments to extend credit which are not reflected in the consolidated financial statements. Over 90% of such commitments consist of the undisbursed balance on personal and commercial lines of credit and of undisbursed funds on construction and development loans. At December 31, 1999 and 1998, the Bank had outstanding loan commitments, which had primarily adjustable rates, totaling approximately $25.3 million and $20.9 million, respectively. In addition, the Bank had outstanding letters of credit, which represent guarantees of obligations of Bank customers, totaling $790,000 and $1.1 million at December 31, 1999 and 1998, respectively. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments are expected to expire without being drawn upon. The Bank's outstanding loan commitments are made using the same underwriting standards as comparable outstanding loans. The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

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

Note 16:  Related Party Transactions

  Loans

     In the ordinary course of business, the Bank may extend credit to directors, officers, shareholders and their associates on substantially the same terms, including interest rates and collateral, as in comparable loan transactions with unaffiliated persons, and such loans do not involve more than the normal risk of collection. As of December 31, 1999 and 1998, there were no loans outstanding to such individuals.


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

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, are as follows:

                                       1999                  1998
                                 Carrying     Fair     Carrying      Fair
(Dollars in Thousands)             Amount    Value       Amount     Value

Financial Assets:
  Cash and cash equivalents       $39,489  $39,489      $14,908   $14,908
  Investment securities            36,266   36,217       40,052    40,057
  Loans, net                       92,947   92,600       72,211    72,783

Financial Liabilities:
  Deposits                        138,911  138,900       95,688    95,877
  Other borrowings                 20,000   19,625       20,000    20,176

     The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1999 and 1998:

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

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of each period end. The fair value of time deposits is based on the discounted value of contractual cash flows. The market rates are estimated using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings: The fair value of other borrowings are determined based on the actual cost of funds compared to the market rate of similar borrowings published daily by the FHLB.

Off Balance Sheet Instruments: The estimated fair value of off balance sheet instruments, principally letters of credit and loan commitments, is approximately the amount of commitment fees collected.


Note 18:  The San Francisco Company

     Condensed statements of financial condition of the Company at December 31, are as follows:

Condensed Statements of Financial Condition

(Dollars in Thousands)                           1999      1998

Assets:
  Cash and short term investments                $181      $205
  Investment in subsidiary                     23,331    22,503
  Other assets                                     --         5
  Total assets                                $23,512   $22,713

Liabilities:
  Other liabilities                               $11        $9
  Total liabilities                                11         9

Stockholders' equity                           23,501    22,704
  Total liabilities and shareholders' equity  $23,512   $22,713

     Condensed statements of operations and cash flows of the Company for the period ended December 31, are as follows:

Condensed Statements of Operations

(Dollars in Thousands)                                    1999   1998   1997

Income:
  Dividend income from subsidiary                       $2,050     --     --
  Interest earned                                            2     $5     $6
  Other income                                              --     --     24
  Total income                                           2,052      5     30

Expense:
  Other expense                                            177      3     67
  Total expense                                            177      3     67
Franchise taxes                                             17      9      3
Income (loss) before equity in undistributed
 net income of subsidiary                                1,858     (7)   (40)
Equity in undistributed net income of subsidiary         2,007  5,049  5,483
  Net income                                            $3,865 $5,042 $5,443


Condensed Statements of Cash Flows

(Dollars in Thousands)                                    1999   1998   1997

Cash Flows from Operating Activities:
  Net income                                            $3,865 $5,042 $5,443
Adjustments to reconcile net income to net cash
  used in operating activities:
  Equity in undistributed net income of subsidiary      (2,007)(5,049)(5,483)
Net cash flows provided by
  (used in) operating activities                         1,858     (7)   (40)

Cash Flows (used in) investing activities:
  Investment in Bank                                        --     -- (1,000)
  Net decrease (increase) in other assets                    5     (5)     2
Net cash provided by (used in) investing activities          5     (5)  (998)

Cash Flows (used in) provided by financing activities:
  Proceeds from sale of Common Stock                       132      2  1,000
  Preferred stock cash dividend                            (12)   (63)    --
  Redemption and retirement of Common Stock             (2,009)    --     --
  Net increase (decrease) in other liabilities               2    (29)    41
Net cash (used in) provided by financing activities     (1,887)   (90) 1,041

(Decrease) increase in cash and cash equivalents           (24)  (102)     3
Cash and cash equivalents at beginning of year             205    307    304
Cash and cash equivalents at end of year                  $181   $205   $307

page 54


Note 19:  Quarterly Information (Unaudited)

     The following table sets forth the condensed operating results of the Company for each quarter of the years ending December 31, 1999 and 1998, and is qualified in its entirety by the more detailed information and financial statements contained elsewhere in this report:

(Dollars in Thousands Except Per Share data)

                                                1999 Quarters Ended
                                  March 31    June 30   Sept. 30     Dec. 31

Interest income                     $2,468     $2,506     $2,730      $2,932
Interest expense                       924        968      1,004       1,090
Net interest income                  1,544      1,538      1,726       1,842

Adjustment for loan losses              --        100         --          --
Non-interest income                  1,076      1,349      1,397       1,452
Non-interest expense                 2,060      2,050      2,193       2,388
Income before income taxes             560        737        930         906
Provision (benefit) for taxes            3         20         17        (772)
  Net income                          $557       $717       $913      $1,678

Earnings per common share:
  Basic                              $0.02      $0.02      $0.03       $0.05
  Diluted                             0.02       0.02       0.03        0.05


                                               1998 Quarters Ended
                                  March 31    June 30   Sept. 30     Dec. 31

Interest income                     $2,060     $2,093     $2,315      $2,314
Interest expense                       803        795        932         881
Net interest income                  1,257      1,298      1,383       1,433

Adjustment for loan losses             (94)      (308)    (1,075)       (150)
Non-interest income                    697        776        731       1,687
Non-interest expense                 1,746      1,795      1,678       1,688
Income before income taxes             302        587      1,511       1,582
Provision (benefit) for taxes           --          5          6      (1,071)
  Net income                          $302       $582     $1,505      $2,653

Earnings per common share:
  Basic                              $0.01      $0.02      $0.05       $0.08
  Diluted                             0.01       0.02       0.05        0.07

    The realizability of the deferred tax assets is reevaluated and the valuation allowance is adjusted so that the resulting level of deferred tax asset will, more likely than not, be realized. During the fourth quarter of 1999 and 1998, an adjustment of $800,000 and $600,000, respectively, to the amount of realizable deferred tax assets was recorded based on a determination that the Company is more likely than not able to utilize deferred tax assets that had previously been reserved. See additional discussion under "Note 9: Income Taxes".

    During 1998, the Bank provided an adjustment of $1.6 million to its allowance for loan losses. Based on the significant reduction in problem assets and the demonstrated performance on the existing loans, management determined that a reduction of total allowance for loan losses as a percent of total loans to 2.2% at the end of 1998 page 56

was appropriate. The adequacy of the allowance for loan losses gives consideration to specifically identified problem loans, the financial condition of the borrower, the fair value of the collateral, recourse to guarantors, and other factors that are discussed under "Note 1: Statement of Accounting Policies -- Allowance for Loan and Lease Losses".


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999, and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999, and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999, and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be furnished in the Company's definitive Proxy Statement, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999, and is incorporated by reference.


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

page 56

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

(b)  Reports on Form 8-K filed in the fourth quarter of 1999:

     None.

page 57
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         The San Francisco Company


 /s/ James E. Gilleran       Chairman of the Board and        March 6, 2000
James E. Gilleran             Chief Executive Officer
                              (Principal Executive Officer)


 /s/ Keary L. Colwell        Executive Vice President       March 6, 2000
Keary L. Colwell              Chief Financial Officer
                              (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                         Date


 /s/ James E. Gilleran        Chairman of the Board and     March 6, 2000
James E. Gilleran             Chief Executive Officer
                              (Principal Executive Officer)


 /s/ John McGrath              President and                March 6, 2000
John McGrath                   Director



 /s/ Paul Erickson             Director                     March 6, 2000
Paul Erickson



/s/ Peter Foo                  Director                     March 6, 2000
Peter Foo



 /s/ Kent D. Price              Director                    March 6, 2000
Kent D. Price


 /s/ Willard D. Sharpe          Director                    March 6, 2000
Willard D. Sharpe



 /s/ Gordon B. Swanson           Director                   March 6, 2000
Gordon B. Swanson



 /s/ Nicholas C. Unkovic         Director                   March 6, 2000
Nicholas C. Unkovic



/s/ Gary Williams                Director                   March 6, 2000
Gary Williams

                                 EXHIBIT 23.1






                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
The San Francisco Company


We consent to the incorporation by reference in the registration statement on Form S-8 (No. 333-24993) of The San Francisco Company and subsidiaries (the "Company") of our report dated February 10, 2000, relating to the Consolidated Statements of Financial Condition of The San Francisco Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated Statements of Operations, Changes in Shareholders' Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 Form 10K of The San Francisco Company.




San Francisco, California
March 6, 2000