Form 10-Q
period 2000-03-31
SAN FRANCISCO CO
filed 2000-05-04
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000

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

                    Yes X                No

The Registrant had 29,320,725 shares of Class A Common Stock outstanding on May 1, 2000.

page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                Page

Part I - Financial Information

Item 1.   Consolidated Statements of Financial Condition
           At March 31, 2000 and December 31, 1999 . . . . . . . . 1

          Consolidated Statements of Operations
           For the Three Months Ended March 31, 2000 and 1999. . . 2

          Consolidated Statements of Changes in Shareholders'
Equity
           and Comprehensive Income For the Three Months Ended
           March 31, 2000 and 1999 . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and 1999. . . 4

          Notes to Consolidated Financial Statements . . . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition
           and Results of Operations . . . . . . . . . . . . . . . 6

Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk . . . . . . . . . . . . . . . . . . . . . . . . . 11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

page


Item. 1 - Consolidated Financial Statements

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
             March 31, 2000 (unaudited) and December 31, 1999


                                                      March 31,  December 31,
(Dollars in Thousands Except Per Share Data)              2000         1999
Assets:
Cash and due from banks                                 $6,576        $5,265
Federal funds sold                                      60,673        34,224
  Cash and cash equivalents                             67,249        39,489
Investment securities held-to-maturity
 (Market value: 2000 $726; 1999 $1,904)                    740         1,953
Investment securities available-for-sale                31,606        32,236
Federal Home Loan Bank stock, at par                     2,106         2,077

Loans and leases                                       100,367        94,612
Deferred fees                                             (202)         (140)
Allowance for loan and lease losses                     (1,600)       (1,525)
  Loans and leases, net                                 98,565        92,947

Premises and equipment, net                              7,077         7,151
Operating lease equipment                                4,035         4,306
Interest receivable                                        897           867
Other assets                                             4,007         3,900
  Total Assets                                        $216,282      $184,926

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                          $48,810       $32,676
Interest bearing deposits                              122,048       106,235
  Total deposits                                       170,858       138,911
Other borrowings                                        18,000        20,000
Other liabilities and interest payable                   2,180         2,061
  Total liabilities                                    191,038       160,972

Shareholders' Equity:
Preferred stock (par value $0.01 per share)
  Series B - Authorized - 437,500 shares
  Issued and outstanding - 2000 and 1999 - 15,869          111           111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares
  Issued and outstanding - 2000 and 1999 - 29,317,558      293           293
Additional paid-in capital                              76,963        76,963
Retained deficit                                       (51,467)      (52,766)
Accumulated other comprehensive loss                      (656)         (647)
  Total shareholders' equity                            25,244        23,954
  Total Liabilities and Shareholders' Equity          $216,282      $184,926

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
                Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                               March 31,
(Dollars in Thousands Except Per Share Data)              2000           1999
Interest income:
  Loans                                                 $2,337         $1,753
  Investments                                            1,105            689
  Dividends                                                 29             26
  Total interest income                                  3,471          2,468
Interest expense:
  Deposits                                                 928            652
  Other borrowings                                         266            272
  Total interest expense                                 1,194            924

Net interest income                                      2,277          1,544
Provision for loan and lease losses                         75             --
Net interest income after provision
  for loan and lease losses                              2,202          1,544

Non-interest income:
  Stock option commissions and brokerage fees            1,056            437
  Real estate rental income                                309            306
  Service charges and fees                                 269            174
  Operating lease revenue                                  300            120
  Other income                                             236             49
  Total non-interest income                              2,170          1,086

Non-interest expense:
  Salaries and related benefits                          1,759          1,223
  Occupancy expense                                        337            290
  Depreciation of operating lease equipment                271             67
  Data processing                                          127            109
  Professional fees                                        142             85
  Corporate insurance premiums                              78             63
  Equipment expense                                         52             51
  Other operating expenses                                 231            182
  Total non-interest expense                             2,997          2,070
Income before income taxes                               1,375            560
Provision for income taxes                                  76              3
  Net Income                                            $1,299           $557

Income per common share:
  Basic:      Net income                                 $0.04          $0.02
              Weighted average shares outstanding   29,317,558     31,728,782

  Diluted:    Net income                                 $0.04          $0.02
              Weighted average shares outstanding   31,108,246     33,254,168

See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity and
                             Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                                         Accumulated
                                                               Other Total
                                 Additional Compre- Retained Compre- Share-
(Dollars in     Preferred Common   Paid-in  hensive Earnings hensive holders'
 Thousands)         Stock  Stock    Capital Income (Deficit) Income  Equity


Balances at
January 1, 1999       $111   $317   $78,816        $(56,619)    $79  $22,704

  Dividend on
Preferred Stock         --     --        --              (5)     --       (5)

  Net income
(three months)          --     --        --   $557      557      --      557
  Other comprehensive
loss, net of tax
 Unrealized losses
on securities, net             --        --   (133)      --    (133)    (133)
     Total other
 comprehensive loss     --     --        --   (133)      --      --       --
  Comprehensive income                        $424

Balances at
March 31, 1999         111    317    78,816         (56,067)    (54)  23,123

  Net proceeds from
   the exercise of
   stock options        --      4       128              --      --      132
  Dividend on
   Preferred Stock      --     --        --              (7)     --       (7)
  Redemption of
   Common Stock         --    (28)   (1,981)             --      --   (2,009)

  Net income
   (nine months)        --     --        --  $3,308   3,308      --    3,308
  Other comprehensive
    income, net of tax
  Unrealized gain on
    securities, net     --     --        --    (593)     --    (593)    (593)
    Total other
  comprehensive income                         (593)
  Comprehensive income                       $2,715

Balances at
 December 31, 1999     111    293    76,963         (52,766)   (647)  23,954

  Net income
 (three months)         --     --        --  $1,299   1,299      --    1,299
  Other comprehensive
   loss, net of tax
    Unrealized loss
  on securities, net    --     --        --      (9)     --      (9)      (9)
    Total other
 comprehensive loss                              (9)
  Comprehensive income                       $1,290

Balances at
 March 31, 2000       $111   $293   $76,963        $(51,467)  $(656)  $25,244




See accompanying notes to unaudited consolidated financial statements.

                  The San Francisco Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


(Dollars in Thousands)                                     2000        1999

Cash Flows from Operating Activities:
Net income                                               $1,299        $557
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                  75          --
  Depreciation and amortization expense                     417         209
  (Increase) decrease in interest receivable and
       other assets                                        (137)          7
  Increase (decrease) in interest payable and
       other liabilities                                    119        (422)
  Increase in deferred loan fees                             62          14
Net cash flows provided by operating activities           1,835         298

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
       securities held-to-maturity                        1,213         548
  Proceeds from maturities of investment
       securities available-for-sale                        821      10,013
  Purchase of investment securities available-for-sale     (229)     (4,093)
  Net increase in loans                                  (5,755)     (7,477)
  Purchases of premises and equipment                       (72)        (27)
  Increase in investment in operating leases                 --      (2,943)
Net cash used in investing activities                    (4,022)     (3,979)

Cash Flows from Financing Activities:
  Net decrease in other borrowings                       (2,000)         --
  Net increase (decrease) in deposits                    31,947      (2,450)
  Dividends on Series B Preferred Stock                      --          (5)
Net cash provided by (used in) financing activities      29,947      (2,455)

Increase (decrease) in cash and cash equivalents         27,760      (6,136)
Cash and cash equivalents at beginning of period         39,489      14,908
Cash and cash equivalents at end of period              $67,249      $8,772


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                 $1,022        $747
Income taxes                                                 36           6

See accompanying notes to unaudited consolidated financial statements.

                   The San Francisco Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                           (March 31, 2000 Unaudited)

Note 1 - Organization

     The San Francisco Company (the "Company") is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Bank of San Francisco (the "Bank") is a California state chartered banking corporation and a wholly owned subsidiary of the Company.


Note 2 - Principles of Consolidation and Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions pursuant to Form 10-Q Quarterly Report and Articles 9 and 10 of Regulation S-X, and therefore do not include all the information and footnotes necessary to present the consolidated financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

     The data as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year of 2000. This report should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the present year presentation.


Note 3 - Earnings Per Share (the "EPS")

     Basic EPS is calculated by dividing net income by the weighted average number of Class A Common Shares (the "Common Stock"). The dilutive EPS is calculated giving effect to all potentially dilutive Common Shares, such as certain page 6

stock options, that were outstanding during the period. The following tables present a reconciliation of the amounts used in calculating basic and diluted EPS for each of the periods shown.

     (dollars in thousands except per-share amounts)
                                                                 Per-share
     March 31, 2000                    Income         Shares        amount
     Basic EPS                         $1,297     29,317,558         $0.04
     Effect of dilutive securities:
          Series B Preferred Stock -
               convertible                  2            793
          Stock Options                    --      1,789,895
     Diluted EPS                       $1,299     31,108,246         $0.04

                                                                 Per-share
     March 31, 1999                    Income         Shares        amount
     Basic EPS                           $555     31,728,782         $0.02
     Effect of dilutive securities:
          Series B Preferred Stock -
               convertible                  2            793
          Stock Options                    --      1,524,593
     Diluted EPS                         $557     33,254,168         $0.02


Note 4 - Recent Accounting Pronouncements

     During the first quarter of 2000, there were no new pronouncements that are applicable to the Company or the Bank.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their respective long-term business plans, the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the continued services of the Company's and Bank's key executives and managers, any future change-of-control, the real estate market in California and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

Overview

     The Company is a one-bank holding company registered in Delaware under the Bank Holding Company Act of 1956. The principal activity of the Company is to serve as the holding company for Bank of San Francisco, a California chartered bank, with deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund. The information set forth in this report, including unaudited interim financial statements and related data, relates primarily to the Bank.

     The Company's Common Stock is not listed on any exchange. First Security Van Kasper of San Francisco California is the sole market maker in the Company's Common Stock.

     The Company recorded net income of $1,299,000 for the three months ended March 31, 2000, compared to net income of $557,000 for the same period in 1999. The increase in the Company's net income of $742,000 was primarily from an increase in net interest income and non-interest income, partially offset by an increase in non-interest expenses in first quarter 2000 compared to the same period in 1999.

     At March 31, 2000, total assets were $216.3 million, an increase of $31.4 million, or 17% from $184.9 million at December 31, 1999. As of March 31, 2000, total loans were $100.4 million, an increase of $5.8 million, or 6%, compared to $94.6 million at December 31, 1999. Total deposits were $170.9 million at March 31, 2000, an increase of $32.0 million, or 23%, compared to $138.9 million at December 31, 1999.


Results of Operations

Net Interest Income

     The Company's net interest income was $2.3 million in the quarter ended March 31, 2000 compared to $1.5 million for the same period in 1999, or an increase of 47%. Average earning assets increased by $49.2 million, or 37%, to $181.6 million for the first quarter of 2000 compared to $132.4 million for the same period in 1999. The yield on earning assets increased 30 basis points to 5.03% for the first quarter 2000 compared to 4.73% for the same period in 1999 primarily as a result of a lower average cost of deposits and higher yield on the investment portfolio.

Provision for Loan and Lease Losses

     The Company recorded a provision for loan and lease losses of $75,000 for the first quarter of 2000 compared to none in the same period in 1999. The provision for loan and lease losses in 2000 reflects the amount necessary to increase the allowance for loan and lease losses to a level that management believed was adequate based on the factors that are more fully discussed under "Loans and Leases - Allowance for Loan and Lease Losses".

Non-Interest Income

     Non-interest income was $2.2 million at March 31, 2000 compared to $1.1 million at March 31, 1999. The increase in non-interest income of $1.1 million, or 100%, was primarily the result of an increase in stock option and brokerage commission income, operating lease revenue, other income, and service charges and fees.

     The increase in stock option and brokerage revenue totaled $871,000, or 154%, for the first quarter in 2000 compared to the same period in 1999. The increase was the result of a higher volume of trading activity which the overall equity markets experienced. This level of trading volume is not expected to continue.

     Operating lease revenue increased $180,000, or 150%, in 2000 compared to 1999 as a result in an increase in total equipment owned and leased under operating leases. In addition, all other types of non-interest income improved primarily as a result of on-going marketing efforts.

Non-Interest Expense

     The Company's non-interest expenses increased to $3.0 million from $2.1 million for the three month period ended March 31, 2000 and 1999, respectively. The increase of $927,000, or 45%, was primarily related to compensation related expenses including incentive programs, higher operating lease depreciation expense, higher occupancy expenses, higher data process and other expenses.

     The increase in salaries and related benefits of $536,000, or 44%, is primarily related to higher incentive accruals by $358,000, or 130%, based on performance; higher salaries by $105,000, or 14%, from an increase in personnel and salary adjustments; and higher temporary personnel by $73,000, or 304%, as a result of an increase in the number of temporary personnel necessary to process the higher volume of stock option and brokerage transactions.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $67.2 million, or 31% of total assets, at March 31, 2000, an increase of $27.7 million, from $39.5 million, or 21% of total assets, at December 31, 1999. The increase in liquidity was the result of an increase in deposits by $32.0 million, cash flow provided by operating activities totaling $1.8 million, and net proceeds from investment securities totaling $1.8 million, partially offset by a decrease in borrowings of $2.0 million and an increase in net loans of $5.8 million.

     As of March 31, 2000, the Bank had pledged securities totaling $21.5 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totaling $18.0 million. As of March 31, 2000, the Bank has the ability to borrow an additional $4.5 million to a maximum of $22.5 million from the FHLB upon the pledge of sufficient collateral. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of March 31, 2000, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $1.8 million upon the pledge of securities. At March 31, 2000 and December 31, 1999, no such borrowings were outstanding and no securities were pledged as collateral for the FRB facility.

     Capital

     At March 31, 2000, shareholders' equity was $25.2 million compared to $24.0 million at December 31, 1999.

     The Company and the Bank are subject to general capital regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain level of capital. As of March 31, 2000, the Company and the Bank are in compliance with all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of March 31, 2000:

                                                       Minimum
                                                       Capital
                             Company    Bank       Requirement

Leverage ratio                  12.2%   12.1%             4.0%
Tier 1 risk-based capital       16.3    16.2              4.0
Total risk-based capital1        7.4    17.3              8.0

Investment Activities

     At March 31, 2000, the Company's investment securities totaled $34.5 million, or 16.0% of total assets, compared to $36.3 million, or 19.6% of total assets, at December 31, 1999. The change in investment securities resulted primarily from principal amortization on mortgage related securities. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of seven years or less.

     At March 31, 2000, investment securities held-to-maturity totaled $740,000, compared to $1,953,000 at December 31, 1999, and are carried at amortized cost. At March 31, 2000, the Company held $31.6 million in securities available-for-sale, compared to $32.2 million at December 31, 1999. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of March 31, 2000, the investment securities available-for-sale have an unrealized loss of $1.1 million, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale.

     The decline in the market value of the investment securities was the result of increasing market interest rates during 1999 and the first three months of 2000. The market value of the investment portfolio will fluctuate with changes in market rates. Management believes the decline in market value is temporary and does not represent a permanent impairment in the market value of the investment portfolio.


Loans and Leases

     During the first quarter of 2000, total loans and leases increased, from $94.6 million at December 31, 1999 to $100.4 million at March 31, 2000. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at March 31, 2000 and December 31, 1999 is summarized as follows:

                                                     March 31,  December 31,
(Dollars in Thousands)                                   2000         1999

Real estate mortgage                                  $72,674      $67,914
Secured commercial and financial                        9,837        9,386
Unsecured                                              13,892       13,344
Other loans and leases                                  3,964        3,968
  Subtotal                                            100,367       94,612
Deferred fees and costs, net                             (202)        (140)
Allowance for loan and lease losses                    (1,600)      (1,525)
  Total loans and leases, net                         $98,565      $92,947

     Impaired Loans and Leases

     On March 31, 2000, the Bank had loans outstanding totaling $125,000 that were past due more than 31 days.
     The Company identifies loans with weak credit quality characteristics for review in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of March 31, 2000 and December 31, 1999, the Company had no impaired loans. No interest income was recognized on impaired loans during the first quarter of 2000 and 1999, respectively.

     There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate the performing assets which are presently reflected on the Company's statement of financial condition.

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

     Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of March 31, 2000, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for losses that may occur on loans and leases that may not presently have credit quality weaknesses, based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the quarter ended March 31, 2000:

                                                      March 31,
(Dollars in Thousands)                                    2000

Beginning balance of allowance for
loan and lease losses at December 31, 1999              $1,525
  Charge-offs                                               --
  Recoveries                                                --
  Provision                                                 75
Ending balance of allowance for loan and lease losses   $1,600



Operating Lease Equipment

     As of March 31, 2000, other assets included investments in operating leases totaling $4.0 million compared to $4.3 million at December 31, 1999. Generally, the operating leases are comprised of computer and electronic test equipment leased under short-term rental agreements.


Deposits

     The Company had total deposits of $170.9 million at March 31, 2000 compared to $138.9 million at December 31, 1999, an increase of $31.9 million or 23%. The increase was attributed to increases in Escrow related deposits of approximately $2.2 million, private and business banking related deposits of $16.0 million, homeowners' association related customer's deposits of $1.6 million, and an increase in stock option service related deposits of $13.5 million, partially offset by a reduction in money desk related deposits totaling $1.4 million. A summary of deposits at March 31, 2000 and December 31, 1999 is as follows:

                                            March 31,  December 31,
(Dollars in Thousands)                          2000        1999

Demand deposits                              $48,810     $32,676
NOW                                           26,323      38,354
Money market and savings                      57,694      27,555
  Total deposits with no stated maturity     132,827      98,585
Time deposits:
  Less than $100,000                          13,863      14,819
  $100,000 and greater                        24,168      25,507
  Total time deposits                         38,031      40,326
  Total deposits                            $170,858    $138,911

     The Bank's deposits from private and business banking customers totaled $77.0 million, or 46% of total deposits, at March 31, 2000, compared to $60.7 million, or 44% of total deposits, at December 31, 1999. Deposits from Association Bank Services customers totaled $29.5 million, or 17% of total deposits at March 31, 2000, compared to $28.2 million, or 20% of total deposits at December 31, 1999. Deposits from Escrow customers totaled $28.0 million, or 16% of total deposits at March 31, 2000, compared to $25.7 million, or 19% of total deposits at December 31, 1999. Deposits from Stock Option Services activities totaled $28.1 million, or 16% of total deposits at March 31, 2000, compared to $14.6 million, or 10% of total deposits at December 31, 1999. Deposits acquired through the money desk operations totaled $8.3 million, or 5% of total deposits at March 31, 2000, compared to $9.7 million, or 7% of total deposits at December 31, 1999.

Other Borrowings

     As of March 31, 2000, the Bank had long-term FHLB borrowings outstanding totaling $15.0 million and short-term FHLB borrowings outstanding of $3.0 million secured by pledged securities totaling $21.5 million.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

     Market risk includes risks that arise from changes in interest rates, foreign currency, exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The Company's primary market rate risk, interest rate risk, has not changed significantly since December 31, 1999. The Company does not have any significant risk related to foreign currency, exchange rates, commodity prices, equity prices, and other changes that affect market sensitive instruments.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           The San Francisco Company
                                  (Registrant)



Date:  May 3, 2000                           /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                              Chief Executive Officer



Date:  May 3, 2000                           /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer and
                                              Executive Vice President