Form 10-Q
period 2000-06-30
SAN FRANCISCO CO
filed 2000-08-01
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2000

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

                    Yes X               No

The Registrant had 29,320,725 shares of Class A Common Stock outstanding on July 28, 2000.

page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page

Part I - Financial Information (unaudited)

Item 1.   Consolidated Statements of Financial Condition
           At June 30, 2000 and December 31, 1999  . . . . . . . . . . .  1

          Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2000 and 1999 . .  2

          Consolidated Statements of Changes in Shareholders'
          Equity and Comprehensive Income
           For the Six Months Ended June 30, 2000 and 1999 . . . . . . .  3

          Consolidated Statements of Cash Flows
           For the Three and Six Months Ended June 30, 2000 and 1999 . .  4

          Notes to Consolidated Financial Statements . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .  8


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

page

                The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                    June 30, 2000 and December 31, 1999
                               (unaudited)

                                                       June 30,   December 31,
(Dollars in thousands except per share data)             2000          1999

Assets:
Cash and due from banks                                  $5,194       $5,265
Federal funds sold                                       41,967       34,224
  Cash and cash equivalents                              47,161       39,489
Investment securities held-to-maturity, at cost
 (Fair value: 2000 $671; 1999 $1,904)                       696        1,953
Investment securities available-for-sale, at fair value  38,179       32,236
Federal Home Loan Bank stock, at par                      1,097        2,077

Loans                                                   101,667       94,612
Deferred loan fees                                         (221)        (140)
Allowance for loan losses                                (1,600)      (1,525)
  Loans, net                                             99,846       92,947
Premises and equipment, net                               7,008        7,151
Operating lease equipment, net                            3,764        4,306
Interest receivable                                         954          867
Other assets                                              4,324        3,900
  Total Assets                                         $203,029     $184,926

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                           $33,749      $32,676
Interest bearing deposits                               122,034      106,235
  Total deposits                                        155,783      138,911
Other borrowings                                         18,000       20,000
Other liabilities and interest payable                    2,152        2,061
  Total liabilities                                     175,935      160,972

Shareholders' Equity:
Preferred stock - convertible (par value $0.01 per share)
  Series B - Authorized - 437,500 shares;
    Issued and outstanding - 2000 and 1999 - 15,869         111          111
  Common stock (par value $0.01 per share)
    Class A - Authorized - 100,000,000 shares;
    Issued and outstanding - 2000 - 29,320,725;
                             1999 - 29,317,558              293          293
Additional paid-in capital                               76,965       76,963
Retained deficit                                        (49,604)     (52,766)
Accumulated other comprehensive loss                       (671)        (647)
  Total shareholders' equity                             27,094       23,954
  Total Liabilities and Shareholders' Equity           $203,029     $184,926

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
(Dollars in thousands                 2000       1999        2000       1999
  except per share data)

Interest income:
  Loans                             $2,366     $1,830      $4,703     $3,583
  Investments                        1,370        651       2,475      1,340
  Dividends                             33         25          62         51
  Total interest income              3,769      2,506       7,240      4,974
Interest expense:
  Deposits                           1,200        693       2,128      1,345
  Other borrowings                     270        275         536        547
  Total interest expense             1,470        968       2,664      1,892
Net interest income before
  (adjustment) provision
   for loan losses                   2,299      1,538       4,576      3,082
(Adjustment) provision
   for loan losses                    (232)       100        (157)       100
Net interest income after
  (adjustment) provision
  for loan losses                    2,531      1,438       4,733      2,982

Non-interest income:
  Stock brokerage commissions and fees 549        413       1,605        850
  Real estate rental income            331        310         640        616
  Service charges and fees             311        239         580        413
  Income from operating leases         300        197         600        430
  Gain on sale of assets, net           --         70          --         70
  Other income                         126         62         362        111
  Total non-interest income          1,617      1,291       3,787      2,490

Non-interest expense:
  Salaries and related benefits      1,493      1,201       3,252      2,424
  Occupancy expense                    293        291         630        581
  Operating lease depreciation         271         67         542        247
  Professional fees                    226         59         368        144
  Data processing                      131        117         258        226
  Corporate insurance premiums          77         65         155        128
  Other operating expenses             247        192         530        425
  Total non-interest expense         2,738      1,992       5,735      4,175
Income before income taxes           1,410        737       2,785      1,297
Provision (benefit) for income taxes  (457)        20        (381)        23
  Net Income                        $1,867       $717      $3,166     $1,274

Income per common share:
  Basic:    Net income               $0.06      $0.02       $0.11      $0.04
       Weighted average
        shares outstanding      29,319,785 31,735,705  29,318,672 31,732,244
  Diluted:  Net income               $0.06      $0.02       $0.10      $0.04
       Weighted average
        shares outstanding      31,216,632 33,448,958  31,162,439 33,161,699


See accompanying notes to unaudited consolidated financial statements.

                     The San Francisco Company and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity and
                             Comprehensive Income
                  Six Months Ended June 30, 2000 and 1999
                                (Unaudited)


                                                         Accumulated
                                                               Other Total
                                 Additional Compre- Retained Compre- Share-
(Dollars in     Preferred  Common  Paid-in  hensive Earnings hensive holders'
  thousands)        Stock   Stock   Capital Income (Deficit) Income  Equity
Balances at
January 1, 1999      $111    $317   $78,816        $(56,619)    $79  $22,704

  Net proceeds from
the exercise of
  stock options                 1        29              --      --       30
  Dividend on
   Preferred Stock                                       (8)     --       (8)
  Net income
   (six months)                              $1,274   1,274      --    1,274
  Comprehensive loss,
   net of tax
  Unrealized loss, net                         (387)     --    (387)    (387)
    Total other
 comprehensive loss                            (387)     --      --       --
 Comprehensive income                          $887

Balances at
June 30, 1999        111       318   78,845         (55,353)   (308)  23,613

  Net proceeds from
the exercise of
    stock options                3       99              --      --      102
  Redemption of
    Common Stock               (28)  (1,981)                          (2,009)
  Dividend on
    Preferred Stock             --       --              (4)     --       (4)
  Net income
   (six months)                              $2,591   2,591            2,591
  Comprehensive loss,
   net of tax
 Unrealized loss, net                          (339)     --    (339)    (339)
    Total other
   comprehensive income                        (339)
  Comprehensive income                       $2,252

Balances at
December 31, 1999    111       293   76,963         (52,766)   (647)  23,954

  Net proceeds from
   the exercise of
     stock options    --        --        2      --      --      --        2
  Dividend on
   Preferred Stock                                       (4)     --       (4)
  Net income
  (six months)                               $3,166   3,166      --    3,166
  Comprehensive
 income, net of tax
Unrealized loss, net                            (24)     --     (24)     (24)
    Total other comprehensive income            (24)             --
  Comprehensive income                       $3,142

Balances at
 June 30, 2000      $111      $293  $76,965        $(49,604)  $(671) $27,094




See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
             Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                           Three Months       Six Months
                                           Ended June 30,    Ended June 30,
(Dollars in thousands)                     2000      1999      2000     1999
Cash Flows from Operating Activities:

Net income                               $1,867      $717    $3,166   $1,274
Adjustments to reconcile
net income to net cash
 provided by operating activities:
  Provisions (adjustment)
    for loan losses                        (232)      100      (157)     100
  Depreciation and amortization expense     426       207       843      529
  Net gain on sale of real estate owned      --       (71)       --      (71)
  Decrease (increase) in interest
   receivable and other assets             (374)      114      (511)     120
  Increase (decrease) in interest
   payable and other liabilities            (28)       37        91     (385)
  Increase (decrease) in deferred loan fees  19       (40)       81      (26)
Net cash flows provided
  by operating activities                 1,678     1,064     3,513    1,541

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
      securities held-to-maturity            44       509     1,257    1,057
  Proceeds from maturities of investment
   securities available-for-sale            657     1,581     1,478   11,594
  Proceeds from sale of FHLB Stock, net     980        --       980       --
  Purchase of investment
    securities available-for-sale        (7,215)   (1,965)   (7,444)  (6,058)
  Net increase in loans                  (1,300)   (3,087)   (7,055) (10,564)
  Loans (charged off) net of recoveries     232      (200)      232     (200)
  Proceeds from the sale of
   other real estate owned                   --       122        --       122
  Purchases of premises and equipment       (86)      (16)     (158)      (43)
  Net decrease (increase) in
   investment in operating leases            --        --        --    (2,943)
Net cash used in investing activities    (6,688)   (3,056)  (10,710)   (7,035)

Cash Flows from Financing Activities:
  Net (decrease) increase in deposits   (15,076)   11,537    16,871     9,087
  Net decrease in other borrowings           --        --    (2,000)       --
  Cash dividends paid on
    Series B Preferred Stock                 (4)       --        (4)       (4)
  Net proceeds from sale of stock             2        30         2        30
Net cash (used in) provided
   by financing activities              (15,078)   11,567    14,869     9,113

(Decrease) increase in cash
   and cash equivalents                 (20,088)    9,689     7,672     3,553
Cash and cash equivalents
 at beginning of period                  67,249     8,772    39,489    14,908
Cash and cash equivalents
 at end of period                       $47,161   $18,461   $47,161   $18,461

Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period for:
Interest                                 $1,626    $1,158    $2,648    $1,905
Payment of income taxes                      82        21       118        27

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                Notes to Consolidated Financial Statements
                               June 30, 2000
                               (Unaudited)

Note 1 - Organization

     The San Francisco Company (the "Company") is a Delaware corporation and a bank holding company registered under the Bank Holding Company Act of 1956. The Bank of San Francisco (the "Bank") is a California state chartered banking corporation and a wholly owned subsidiary of the Company.

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

     The data as of June 30, 2000, and for the three months ended June 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year of 2000. This report should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

     The accompanying financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, Bank of San Francisco Realty Investors (the "BSFRI"). All material intercompany transactions have been eliminated in consolidation.

     Certain reclassifications have been made in the prior years's consolidated financial statements to conform to the present year presentation.


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

(Dollars in thousands except per share amounts)
                                                                   Per share
2000                                           Income      Shares    amount
     Second quarter
     Basic EPS                                 $1,865  29,319,785     $0.06
     Effect of dilutive securities:
          Series B Convertible Preferred Stock      2         793
          Stock Options                            --   1,896,054

     Diluted EPS                               $1,867  31,216,632     $0.06
     Year to date
     Basic EPS                                 $3,161  29,318,672     $0.11
     Effect of dilutive securities:
          Series B Convertible Preferred Stock      4         793
          Stock Options                            --   1,842,974

     Diluted EPS                               $3,166  31,162,439     $0.10

                                                                    Per share
1999                                           Income      Shares    amount
     Second quarter
     Basic EPS                                   $715  31,735,705     $0.02
     Effect of dilutive securities:
          Series B Convertible Preferred Stock      2         793
          Stock Options                            --   1,712,460
     Diluted EPS                                 $717  33,448,958     $0.02
     Year to date
     Basic EPS                                 $1,270  31,732,244     $0.04
     Effect of dilutive securities:
          Series B Convertible Preferred Stock      4         793
          Stock Options                            --   1,428,662

     Diluted EPS                               $1,274  33,161,699     $0.04


Note 4 - Income Tax

     During the second quarter of 2000, an adjustment of $500,000 to the amount of realizable deferred tax asset was recorded based on a determination that the Company is more likely than not able to utilize additional deferred tax assets for which a valuation allowance has been previously provided. The adjustment was based on revised projections taking into consideration actual results for the first and second quarter of 2000 that demonstrate a continuing trend of earnings substantially above those projected as of December 31, 1999.

     The total tax provision (benefit) rate differs from the statutory federal rate for the reasons shown in the following table for the six months ended June 30, 2000:

     Tax expense at the statutory federal rate                      34.0%
     Utilization of prior years taxable losses                     (41.1)
     State income taxes, net of federal benefit                      7.1
     Alternative minimum tax                                         4.3
     Change in valuation allowance                                 (18.0)
          Total effective tax benefit rate                         (13.7)%

     The provision for income taxes for the six months ended 2000 consists of state minimum taxes, state and federal alternative minimum taxes, and recognition of the tax benefit of certain deferred tax assets including net operating loss carryforwards and the adjustment to the valuation allowance.

Note 5 - Recent Accounting Pronouncements

     During the first half of 2000, there were no new pronouncements that are applicable to the Company or the Bank.

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

     The Company recorded net income of $1,867,000 for the three months ended June 30, 2000, compared to a net income of $717,000 for the same period in 1999. The Company recorded net income of $3,166,000 for the six months ended June 30, 2000, compared to a net income of $1,274,000 for the same period in 1999. The increase in the Company's net income of $1,150,000 for the second quarter and $1,892,000 for the first half was comprised of higher net interest income due to higher earning assets funded by higher core deposits, adjustment for loan losses due to a recovery received in the second quarter 2000, non-interest income primarily from stock option and brokerage commissions and fees, and recognition of income tax benefit related to the carryfoward of net operation losses, partially offset by an increase in non-interest expenses related to incentive programs and professional fees.

     At June 30, 2000, total assets were $203.0 million, an increase of $18.1 million, or 9.8% from $184.9 million at December 31, 1999. As of June 30, 2000, total loans were $101.7 million, an increase of $7.1 million, or 7.5%, compared to $94.6 million at December 31, 1999. Total deposits were $155.8 million at June 30, 2000, an increase of $16.9 million, or 12.2%, compared to $138.9 million at December 31, 1999.


Results of Operations

Net Interest Income

     The Company's net interest income was $2.3 million in the quarter ended June 30, 2000 compared to $1.5 million for the same period in 1999, or an increase of 53.3%. The Company's net interest income was $4.6 million in the six months ended June 30, 2000 compared to $3.1 million for the same period in 1999, or an increase of 48.4%. The increase was primarily the result of an increase in higher earning assets.

     The Company's second quarter average interest earning assets increased to $189.2 million for 2000 compared to $130.7 million for the same period in 1999. The increase was funded from higher deposits which increased to an average of $149.4 million for the second quarter 2000 compared to $102.9 million for the same period in 1999. The Company's net interest margin increased to 4.97% for the second quarter 2000 compared to 4.74% for 1999. The increase was primarily higher interest paid on investments including overnight deposits as a result of increases in market interest rates.

     The Company's year to date average interest earning assets increased to $185.4 million for the first half of 2000 compared to $130.3 million for the same period in 1999. The increase was funded from higher deposits which increased to an average of $153.7 million for the second half of 2000 compared to $101.5 million for the same period in 1999. The Company's net interest margin increased to 4.95% for the first half of 2000 compared to 4.77% for 1999 due to higher interest paid on investments including overnight deposits and higher non-interest bearing deposits.

Provision/Adjustment for Loan and Lease Losses

     In 2000 and 1999, the Bank recorded reductions to the allowance for loan and lease losses as an adjustment for loan and lease losses, and increases to the allowance for loan and lease losses as provisions. The provisions and adjustments are based on the factors discussed under "Allowance for Loan and Lease Losses".


     The Company's second quarter 2000 adjustment for loan loss increased earnings by $332,000 compared to the second quarter of 1999. An adjustment of $232,000 was recorded in second quarter 2000 compared to a provision of $100,000 in 1999. The adjustment was related to loan loss recoveries received during the second quarter of 2000.

     The Company's first half 2000 adjustment for loan loss increased earnings by $257,000 compared to the same period in 1999. The first half 2000 adjustment, net of provisions, for loan and lease losses was $157,000 compared to a provision of $100,000 for the same period in 1999.

Non-Interest Income

     Non-interest income was $1.6 million for the quarter ended June 30, 2000 compared to $1.3 million for the same period in 1999, an increase of $326,000, or 25.3%. Non-interest income was $3.8 million for the first half of 2000 compared to $2.5 million for the same period in 1999, an increase of $1.3 million, or 52.1%. The increase in non-interest income was primarily the result of an increase in stock option and brokerage commission income from higher transaction volumes, an increase in real estate rental income from higher rents, an increase in operating lease income, and an increase in all other fees and charges in 2000 compared to 1999.

Non-Interest Expense

     The Company's non-interest expenses increased to $2.7 million from $2.0 million for the second quarter 2000 and 1999, respectively. The Company's non-interest expenses increased to $5.6 million from $4.2 million for the six month period ended June 30, 2000 and 1999, respectively. The second quarter increase of $746,000, or 37.4%, and the first half increase of $1.6 million, or 37.4%, was primarily related to compensation related expenses including incentive programs, higher professional fees related to higher legal and accounting costs, and higher operating lease equipment depreciation expense.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $47.2 million, or 23.3% of total assets, at June 30, 2000, an increase of $7.7 million, from $39.5 million, or 21.4% of total assets, at December 31, 1999. The change in liquidity was the result of an increase in deposits of $16.9 million offset by an increase in investments available for sale of $6.0 million which was partially used to fund an increase in loans.

     As of June 30, 2000, the Bank had pledged securities totaling $23.7 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totaling $18.0 million. As of June 30, 2000, the Bank has the ability to borrow up to a maximum of 20% of total assets or $40.6 million from the FHLB upon the pledge of sufficient collateral. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of June 30, 2000, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

     The Bank has access to the discount window at the Federal
Reserve Bank (the "FRB") for a total borrowing facility of $2.8 million upon the pledge of securities. At June 30, 2000 and December 31, 1999, no securities were pledged as collateral for the FRB facility.


     Capital

     At June 30, 2000, shareholders' equity was $27.1 million compared to $24.0 million at December 31, 1999.

     The Company and the Bank are subject to general regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain levels of capital. As of June 30, 2000, the Company and the Bank are in compliance with all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of June 30, 2000:

                                                           Minimum
                                                           Capital
                           Company          Bank       Requirement
Leverage ratio                12.5%         12.5%              4.0%
Tier 1 risk-based capital     17.6          17.5               4.0
Total risk-based capital      18.6          18.5               8.0

Investment Activities

     At June 30, 2000, the Company's investment securities, and FHLB stock totaled $40.0 million, or 19.7% of total assets, compared to $36.3 million, or 19.6% of total assets, at December 31, 1999. Investment securities increased as a result of security purchases which were partially offset by principal amortization on existing mortgage-backed securities and sale of Federal Home Loan Bank Stock.

     The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of seven years or less.

     At June 30, 2000, investment securities held-to-maturity totaled $696,000, compared to $2.0 million at December 31, 1999, and are carried at amortized cost. At June 30, 2000, the Company held $38.2 million in securities available-for-sale, compared to $32.2 million at December 31, 1999. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of June 30, 2000, the investment securities available-for-sale have an unrealized loss of $671,000 net of tax, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale. The decline in market value of the investment securities was the result of increasing market interest rates during the second half of 2000. The market value of the investment portfolio will fluctuate with changes in market interest rates. Management believes the recent decline in market value is temporary and does not represent a permanent impairment in the market value of the investment portfolio.

Loans and Leases

     During the first half of 2000, total loans and leases increased, from $94.6 million at December 31, 1999 to $101.7 million at June 30, 2000. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at June 30, 2000 and December 31, 1999 is summarized as follows:

                                                June 30,  December 31,
(Dollars in thousands)                             2000        1999

Real estate mortgage                            $74,156       $67,914
Secured commercial and financial                  9,788         9,386
Unsecured                                        14,031        13,344
Other loans and leases                            3,692         3,968
                                                101,667        94,612
Deferred fees and costs, net                       (221)         (140)
Allowance for possible loan and lease losses     (1,600)       (1,525)
  Total loans and leases, net                   $99,846       $92,947

     Impaired Loans and Leases

     On June 30, 2000, the Bank had no loans that were past due more than 31 days.

     The Company identifies loans with weak credit quality characteristics for review in accordance with Statement of Financial Accountin Standards ("SFAS") No. 114 "Accounting by
Creditors for

Impairment of a Loan" as amended by SFAS No. 118
"Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures" (the "SFAS No. 114"). As of June 30, 2000 and December 31, 1999, the Company had no impaired loans.
Total interest income recognized on impaired loans during the first half of 2000 and 1999 was zero and $4,000, respectively.

     There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate any assets that become non-performing in the future. As of June 30, 2000, the Company's statement of financial condition did not include any non-performing assets.

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

     Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of June 30, 2000, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS No. 114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for inherent losses on loans and leases based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the quarter ended June 30, 2000:

(Dollars in thousands)
Beginning balance of allowance for loan and
   lease losses at December 31, 1999                      $1,525
  Charge-offs                                                 --
  Recoveries                                                 232
  Provision                                                 (157)
Ending balance of allowance for loan and
   lease losses June 30, 2000                             $1,600


Other Assets

     Operating Leases

     As of June 30, 2000, other assets included investments in operating leases totaling $3.8 million compared to $4.3 million at December 31, 1999. Generally, the operating leases are comprised of computer and electronic equipment leased to various lessees for periods ranging from a few days to five years. The Bank has contracted with a leasing administrator to manage the equipment and collect lease payments.

     Deferred Tax Asset

     As of June 30, 2000 and December 31, 1999, other assets included total deferred tax assets net of deferred tax liabilities and the valuation allowance of $3.4 million and $2.9 million, respectively. The Company reduced the valuation allowance by $500,000 as income tax benefit. Based on the evidence available as of June 30, 2000, it is likely that $3.4 million of the deferred tax asset will be realized based on the Company's current financial condition, continuing trend of increasing earnings, and available information about future years.


Deposits

     The Company had total deposits of $155.8 million at June 30, 2000 compared to $138.9 million at December 31, 1999, an increase of $16.9 million or 12.2%. The increase is attributed primarily to an increase in homeowners' association related customer's deposits of $4.7 million, an increase in Escrow related deposits of $11.2 million, and an increase in Private and Business Banking client's deposits by $3.0 million. A summary of deposits at June 30, 2000 and December 31, 1999 is as follows:

                                                      June 30,  December 31,
(Dollars in thousands)                                   2000        1999

Demand deposits                                       $33,749     $32,676
NOW                                                    27,217      27,555
Money market and savings                               46,692      38,354
  Total deposits with no stated maturity              107,658      98,585
Time deposits:
  Less than $100,000                                   12,750      14,819
  $100,000 and greater                                 35,375      25,507
  Total time deposits                                  48,125      40,326
  Total deposits                                     $155,783    $138,911


     The Bank's deposits from private and business banking customers totaled $64.6 million, or 41.5% of total deposits, at June 30, 2000, compared to $61.6 million, or 44.3% of total deposits, at December 31, 1999. Deposits from Association Bank Services customers totaled $32.0 million, or 20.5% of total deposits at June 30, 2000, compared to $27.3 million, or 19.6% of total deposits at December 31, 1999. Deposits from Escrow customers totaled $36.9 million, or 23.7% of total deposits at June 30, 2000, compared to $25.7 million, or 18.5% of total deposits at December 31, 1999. Deposits acquired through the money desk operations totaled $8.0 million, or 5.1% of total deposits at June 30, 2000, compared to $9.7 million, or 7.0% of total deposits at December 31, 1999.

Other Borrowings

     As of June 30, 2000, the Bank had long-term FHLB borrowings outstanding totaling $15.0 million and short-term FHLB borrowings outstanding of $3.0 million secured by pledged securities totaling $23.7 million.

                                  PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 2000 Annual Meeting (the "Annual Meeting") on May 24, 2000. Two matters were submitted to a vote of security holders at the Annual Meeting. The stockholders elected three directors and ratified the Board of Directors' selection of KPMG LLP, independent public accountants, as the independent accounting firm for the Company during the fiscal year ending December 31, 2000.

          The following schedule sets forth each matter voted upon at the Annual Meeting and the number of votes casts for, against or withheld including a tabulation with respect to each nominee for director.




                                                           Votes Withheld/
Proposal/Nominee              Votes For    Votes Against    Abstentions


Proposal 1:

Election of Directors

  Paul Erickson              29,083,855          2,289               --


  Willard D. Sharpe          29,083,865          2,279               --


  Gary Williams              29,083,865          2,279               --



Proposal 2:  Ratify the
selection of KPMG LLP as
the Company's independent
accounting firm for 2000.    29,034,365         51,717               62

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  July 31, 2000                    /s/ James E.Gilleran
                                        James E. Gilleran
                                        Chairman of the Board and
                                         Chief Executive Officer



Date:  July 31, 2000                    /s/ Keary L.Colwell
                                        Keary L. Colwell
                                        Chief Financial Officer and
                                         Executive Vice President