Form 10-Q
period 2000-09-30
SAN FRANCISCO CO
filed 2000-10-31
CIK 351238

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000

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

                    Yes X                No

The Registrant had 29,320,725 shares of Class A Common Stock outstanding on October 27, 2000.

page

                The San Francisco Company and Subsidiaries
                       Quarterly Report on Form 10-Q

                             Table of Contents


                                                                       Page

Part I - Financial Information (unaudited)

Item 1.   Consolidated Statements of Financial Condition
           At September 30, 2000 and December 31, 1999 . . . . . . . . .  1

          Consolidated Statements of Operations
           For the Three and Nine Months Ended September 30, 2000
           and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Changes in Shareholders'
           Equity and Comprehensive Income
           For the Nine Months Ended September 30, 2000 and 1999 . . . .  3

          Consolidated Statements of Cash Flows
           For the Three and Nine Months Ended September 30, 2000
           and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . .  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15


Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

page

               The San Francisco Company and Subsidiaries
              Consolidated Statements of Financial Condition
                 September 30, 2000 and December 31, 1999
                               (Unaudited)

                                                September 30,   December 31,
(Dollars in thousands except per share data)         2000            1999
Assets:
Cash and due from banks                             $6,270          $5,265
Federal funds sold                                  27,151          34,224
  Cash and cash equivalents                         33,421          39,489
Investment securities held-to-maturity, at cost
 (Fair value: 2000 $629; 1999 $1,904)                  638           1,953
Investment securities available-for-sale,
                 at fair value                      37,161          32,236
Federal Home Loan Bank stock, at par                 1,117           2,077

Loans and leases                                   105,367          94,612
Deferred loan fees                                    (234)           (140)
Allowance for loan and lease losses                 (1,600)         (1,525)
  Loans and leases, net                            103,533          92,947
Premises and equipment, net                          7,035           7,151
Operating lease equipment, net                       3,493           4,306
Interest receivable                                  1,140             867
Other assets                                         4,221           3,900
  Total Assets                                    $191,759        $184,926

Liabilities and Shareholders' Equity:
Non-interest bearing deposits                      $28,936         $32,676
Interest bearing deposits                          113,412         106,235
  Total deposits                                   142,348         138,911
Other borrowings                                    18,000          20,000
Other liabilities and interest payable               2,803           2,061
  Total liabilities                                163,151         160,972

Shareholders' Equity:
Preferred Stock (par value $0.01 per share)
  Series B Convertible - Authorized -
   437,500 shares; Issued and outstanding -
              2000 and 1999 - 15,869                   111             111
Common stock (par value $0.01 per share)
  Class A - Authorized - 100,000,000 shares;
    Issued and outstanding - 2000 -
      29,320,725 and 1999 - 29,317,558                 293             293
Additional paid-in capital                          76,965          76,963
Retained deficit                                   (48,316)        (52,766)
Accumulated other comprehensive loss                  (445)           (647)
  Total shareholders' equity                        28,608          23,954
  Total Liabilities and Shareholders' Equity      $191,759        $184,926

See accompanying notes to unaudited consolidated financial statements.

               The San Francisco Company and Subsidiaries
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)


                                        Three Months          Nine Months
                                     Ended September 30,  Ended September 30,
(Dollars in thousands
 except per share data)               2000       1999        2000       1999
Interest income:
  Loans                             $2,469     $1,972      $7,172     $5,555
  Investments                        1,193        732       3,668      2,072
  Dividends                             21         26          83         77
  Total interest income              3,683      2,730      10,923      7,704
Interest expense:
  Deposits                           1,112        722       3,240      2,067
  Other borrowings                     276        282         812        829
  Total interest expense             1,388      1,004       4,052      2,896

Net interest income before
  (adjustment) provision
   for loan and lease losses         2,295      1,726       6,871      4,808
(Adjustment) provision for loan
   and lease losses                    (44)        --        (201)       100
Net interest income after
  (adjustment) provision
  for loan and lease losses          2,339      1,726       7,072      4,708

Non-interest income:
  Stock brokerage commissions
       and fees                        505        500       2,110      1,350
  Real estate rental income            341        306         981        922
  Service charges and fees             264        230         844        643
  Income from operating leases         300        300         900        730
  Gain on sale of assets, net           --         --          --         70
  Other income                         174         61         536        172
  Total non-interest income          1,584      1,397       5,371      3,887

Non-interest expense:
  Salaries and related benefits      1,433      1,251       4,685      3,675
  Occupancy expense                    278        292         908        873
  Operating lease depreciation         271        176         813        423
  Professional fees                    256         86         624        230
  Data processing                      129        136         387        362
  Corporate insurance premiums          83         64         238        192
  Other operating expenses             136        188         666        613
  Total non-interest expense         2,586      2,193       8,321      6,368
Income before income taxes           1,337        930       4,122      2,227
Provision for income taxes              49         17        (332)        40
  Net Income                        $1,288       $913      $4,454     $2,187

Income per common share:
  Basic:    Net income               $0.04      $0.03       $0.15      $0.07
       Weighted average
  shares outstanding            29,320,725 31,856,703  29,319,361 31,774,199
  Diluted:  Net income               $0.04      $0.03       $0.14      $0.07
       Weighted average
  shares outstanding            31,322,639 33,756,127  31,216,229 33,363,071


See accompanying notes to unaudited consolidated financial statements.

                 The San Francisco Company and Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity and
                           Comprehensive Income
               Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)


                                                         Accumulated
                                                              Other Total
                               Additional Compre- Retained  Compre- Share-
(Dollars in     Preferred  Common Paid-in hensive Earnings  hensive holders'
  thousands)        Stock   Stock Capital Income  (Deficit) Income  Equity
Balances at
January 1, 1999      $111    $317 $78,816         $(56,619)     $79  $22,704

  Net proceeds from
the exercise of
  stock options        --       2      45      --       --       --       47
  Dividend on
Preferred Stock
                                                        (8)      --       (8)
  Comprehensive income,
     net of tax
  Net unrealized losses                     $(477)      --     (477)    (477)
    Other comprehensive
           loss                              (477)
Net income (nine months)                    2,187    2,187       --    2,187
  Comprehensive income                     $1,710

Balances at
September 30, 1999    $111   $319 $78,861         $(54,440)   $(398) $24,453

  Net proceeds from
   the exercise of
    stock options       --      2      83      --       --       --       85
  Redemption of
    Common Stock        --    (28) (1,981)     --       --       --   (2,009)
  Dividend on
    Preferred Stock                                     (4)      --       (4)
  Comprehensive income,
     net of tax
    Net unrealized
       losses                               $(249)      --     (249)    (249)
    Other comprehensive
       loss                                  (249)
    Net income
       (nine months)                        1,678    1,678       --    1,678
  Comprehensive income                     $1,429

Balances at
December 31, 1999     $111    $29 $76,963         $(52,766)   $(647) $23,954

  Net proceeds
from the exercise of
  stock options         --     --       2      --       --       --        2
  Dividend on
Preferred Stock                                         (4)      --       (4)
  Comprehensive income,
    net of tax
  Net unrealized gain                        $202       --      202      202
    Other comprehensive
        income                                202
    Net income
   (nine months)                            4,454    4,454       --    4,454
  Comprehensive income                     $4,656

Balances at
September 30, 2000    $111   $293 $76,965         $(48,316)   $(445) $28,608


See accompanying notes to unaudited consolidated financial statements.

               The San Francisco Company and Subsidiaries
                   Consolidated Statements of Cash Flows
          Three and Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

                                          Three Months        Nine Months
                                      Ended September 30,  Ended September 30,
(Dollars in thousands)                    2000     1999       2000     1999
Cash Flows from Operating Activities:

Net income                              $1,288     $913     $4,454   $2,187
Adjustments to reconcile
net income to net cash
 provided by operating activities:
  Provisions (adjustment)
    for loan losses                        (44)      --       (201)     100
  Depreciation and amortization expense    428      315      1,271      777
  Net gain on sale of real estate owned     --       --         --      (71)
  Increase in interest receivable and
    other assets                          (225)    (159)      (736)     (39)
  Increase in interest payable and
    other liabilities                      652      485        744      105
  Increase (decrease) in
    deferred loan fees                      13      (75)        94     (101)
Net cash flows provided by
    operating activities                 2,112    1,479      5,626    2,958

Cash Flows from Investing Activities:
  Proceeds from maturities of investment
    securities held-to-maturity             58      413      1,315    1,470
  Proceeds from maturities of investment
    securities available-for-sale        1,485    1,091      2,963   12,736
  Proceeds from the sale of FHLB stock,
    net of stock dividends                 (20)     (26)       960      (77)
  Purchase of investment securities
    available-for-sale                    (100)      --     (7,544)  (6,058)
  Net increase in loans                 (3,700)  (2,350)   (10,755) (12,914)
  Loans (charged off)
    net of recoveries                       44       --        276     (200)
  Proceeds from the sale of
    other real estate owned                 --       --         --      122
  Purchases of premises and equipment     (184)     (12)      (342)     (55)
  Increase in investment in
    operating leases                        --       --         --   (2,943)
Net cash used in investing activities   (2,417)    (884)   (13,127)  (7,919)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits  (13,435)   6,411      3,437   15,498
  Net decrease in other borrowings          --       --     (2,000)      --
  Cash dividends paid on
    Series B Preferred Stock                --       --         (4)      (8)
  Net proceeds from sale of stock           --       17          2       47
Net cash (used in) provided
    by financing activities            (13,435)   6,428      1,435   15,537

(Decrease) increase in cash and
    cash equivalents                   (13,740)   7,023      6,068   10,576
Cash and cash equivalents at
    beginning of period                 47,161   18,461     39,489   14,908
Cash and cash equivalents at
    end of period                      $33,421  $25,484    $33,421   $25,484

Supplemental Disclosure of
    Cash Flow Information:
Cash paid during the period for:
Interest                               $1,174      $763     $3,822    $2,668
Payment of income taxes                    46        15        164        42

See accompanying notes to unaudited consolidated financial statements.

                The San Francisco Company and Subsidiaries
                Notes to Consolidated Financial Statements
                            September 30, 2000
                               (Unaudited)

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

     The data as of September 30, 2000, and for the three months ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all accruals and adjustments of a normally recurring nature necessary for fair presentation of the Company's financial condition and results of operations. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year of 2000. This report should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.


Note 3 - Earnings Per Share (the "EPS")

     Basic EPS is calculated by dividing net income by the weighted average number of Class A Common Shares (the "Common Stock"). The dilutive EPS is calculated giving effect to all potentially dilutive Common Shares including the conversion of the Series B Convertible Preferred Stock (the "Preferred Stock") and certain stock options, that were outstanding during the period. The following tables present a reconciliation of the amounts used in calculating basic and diluted EPS for each of the periods shown.

     (Dollars in thousands except per share amounts)
                                                                   Per share
     2000                               Income            Shares
amount
     Third quarter
     Basic EPS                          $1,286         29,320,725     $0.04
     Effect of dilutive securities:
          Preferred Stock                    2                793
          Stock Options                     --          2,001,121
     Diluted EPS                        $1,288         31,322,639     $0.04

     Year to date
     Basic EPS                          $4,447         29,319,361     $0.15
     Effect of dilutive securities:
          Preferred Stock                    7                793
          Stock Options                     --          1,896,075
     Diluted EPS                        $4,454         31,216,229
$0.14

                                                                   Per share
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


Note 4 - Income Tax

     During the second quarter of 2000, an adjustment of $500,000 to the amount of realizable deferred tax asset was recorded based on a determination that the Company is more likely than not able to utilize additional deferred tax assets for which a valuation allowance has been previously provided. The adjustment was based on revised projections taking into consideration actual results for the first and second quarter 2000 that demonstrate a continuing trend of earnings substantially above those projected as of December 31, 1999. The actual results for the third quarter of 2000 are consistent with those projections. Therefore, no adjustment was required in the third quarter of 2000.

     The total tax provision (benefit) rate differs from the statutory federal rate for the reasons shown in the following table for the three and nine months ended September 30, 2000:

                                                        Three         Nine

     Tax expense at the statutory federal rate           34.0%        34.0%
     Utilization of prior years taxable losses          (41.1)       (41.1)
     State income taxes, net of federal benefits          7.1          7.1
     Alternative minimum tax                              3.7          4.1
     Change in valuation allowance                         --        (12.2)
          Total effective tax benefit rate                3.7%        (8.1)%

     The provision for income taxes for the nine months ended 2000 consists of state minimum taxes, state and federal alternative minimum taxes, and recognition of the tax benefit of certain deferred tax assets including net operating loss carryforwards and the adjustment to the valuation allowance.

Note 5 - Recent Accounting Pronouncements

     During the first nine months of 2000, no new pronouncements were applicable to the Company or the Bank.

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's and Bank's ability to implement their business plan, manage interest rate risks, and utilize the tax benefit of the net operating loss carryforwards, and the economy in general and the condition of stock markets upon which the Company's stock brokerage business and fee income is dependent, the retention of key employees, the real estate market in California and other factors beyond the Company's and Bank's control. Such risks, uncertainties and factors, including those discussed herein, could cause actual results to differ materially from those indicated. Readers should not place undue reliance on forward-looking statements, which reflect management's views only as of the date hereof. The Company and the Bank undertake no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

     On September 22, 2000, the Company and First Banks America, Inc. (the "FBA") jointly announced the signing of a Definitive Agreement providing for the acquisition of the Company and the Bank by FBA. The merger is expected to close in the first quarter of 2001. Under the terms of the Definitive Agreement, the shareholders of the Company will receive $1.95 per share of Common Stock and $7.00 per share of Preferred Stock. The merger is subject to regulatory approvals and other conditions.

     The Company recorded net income of $1,288,000 for the three months ended September 30, 2000, compared to a net income of $913,000 for the same period in 1999. The increase in third quarter 2000 earnings over earnings for the same period in 1999 by $375,000 is comprised of higher net interest income and higher non-interest revenue partially offset by higher expenses.

     The Company recorded net income of $4.5 million for the nine months ended September 30, 2000, compared to a net income of $2.2 million for the same period in 1999. Earnings for the nine months ended September 30, 2000 were better than for the same period in 1999 by $2.3 million. This increase is comprised of higher net interest income, higher non-interest income, a loan loss provision adjustment related to recoveries, partially offset by higher operating expenses.

     At September 30, 2000, total assets were $191.8 million, an increase of $6.8 million, or 3.6% from $184.9 million at December 31, 1999. As of September 30, 2000, total loans were $105.4 million, an increase of $10.8 million, or 11.4%, compared to $94.6 million at December 31, 1999. Total deposits were $142.3 million at September 30, 2000, an increase of $3.4 million, or 2.4%, compared to $138.9 million at December 31, 1999.

Results of Operations

Net Interest Income

     The Company's net interest income was $2.3 million in the quarter ended September 30, 2000 compared to $1.7 million for the same period in 1999, or an increase of 35.3%. The Company's net interest margin was 5.2% for the quarter ended September 30, 2000 compared to 4.95% for the same period in 1999. The increase in net interest income, for the third quarter 2000, was the result of an increase in the quarterly average earning assets by $39.1 million in 2000 compared to 1999. The yield on interest earning assets increased 47 basis points for the third quarter 2000 compared to the same period in 1999. For the third quarter 2000, average non-interest bearing deposits increased by $20.0 million, offsetting the increase in the interest rates on interest bearing deposits and other borrowings.

     The Company's net interest income was $6.9 million in the nine months ended September 30, 2000 compared to $4.8 million for the same period in 1999, or an increase of 43.8%. The Company's net interest margin was 5.0% for the nine months ended September 30, 2000 compared to 4.85% for the same period in 1999. The increase in net interest income, for the nine months ended September 30, 2000, was the result of an increase in year to date average earning assets by $49.8 million in 2000 compared to 1999. The yield on interest earning assets increased 24 basis points for the nine months ended September 30, 2000 compared to the same period in 1999. For the nine months ended September 30, 2000, average non-interest bearing deposits increased by $16.2 million, substantially offsetting the increase in the interest rates on interest bearing deposits and other borrowings.

Provision/Adjustment for Loan and Lease Losses

     In 2000 and 1999, the Bank recorded reductions to the allowance for loan and lease losses as an adjustment for loan and lease losses, and increases to the allowance for loan and lease losses as provisions. The provisions and adjustments are based on the factors discussed under "Allowance for Loan and Lease Losses".

     The Company's third quarter 2000 adjustment for loan and lease losses increased earnings by $44,000 compared to the third quarter of 1999. An adjustment of $44,000 was recorded in third quarter
2000 compared to none for the same period in 1999.

     The Company's year to date 2000 adjustment, net of provisions, for loan and leases losses increased earnings by $301,000 compared the same period in 1999. An adjustment of $276,000, net of provisions of $75,000, totaling $201,000 was recorded in 2000 compared to a provision of $100,000 for the same period in 1999. The adjustment was related to loan loss recoveries received during the second and third quarters of 2000.

Non-Interest Income

     Non-interest income was $1.6 million for the quarter ended September 30, 2000 compared to $1.4 million for the same period in 1999, an increase of $187,000, or 13.4%. Non-interest income was $5.4 million for the first nine months of 2000 compared to $3.9 million for the same period in 1999, an increase of $1.5 million, or 38.2%. The increase in non-interest income was primarily the result of an increase in stock option and brokerage commission income from higher transaction volumes, an increase in real estate rental income from higher rents, an increase in operating lease income, and an increase in all other fees and charges in 2000 compared to 1999.

Non-Interest Expense

     The Company's non-interest expenses increased to $2.6 million from $2.2 million for the third quarter 2000 and 1999, respectively. The increase of $393,000, or 17.9%, was primarily related to compensation related expenses including incentive programs related to profitability improvements, an increase in depreciation of operating lease equipment, and an increase in professional fees related to the recently announced merger of the Company with First Banks America, Inc.

     The Company's non-interest expenses increased to $8.3 million from $6.4 million for the nine month period ended September 30, 2000 and 1999, respectively. The increase of $1.9 million, or 30.7%, was primarily related to compensation related expenses including incentive programs related to profitability improvements, an increase in depreciation of operating lease equipment, an increase in professional fees related to the recently announced merger as described above.


Financial Condition

Liquidity and Capital Resources

     Liquidity

     The Bank's liquid assets, which include cash and short term investments totaled $33.4 million, or 17.4% of total assets, at September 30, 2000, a decrease of $6.1 million, from $39.5 million, or 21.4% of total assets, at December 31, 1999. The change in liquidity was the result of an increase in loans of $10.8 million and investments available for sale of $4.9 million, and increases in deposits of $3.4 million and earnings of $4.5 million.

     As of September 30, 2000, the Bank had pledged securities totaling $21.9 million and loans totaling $37.0 million to the Federal Home Loan Bank of San Francisco (the "FHLB") as collateral for other borrowings totaling $15.0 million and a short-term liquidity commitment totaling $3.0 million. The loans were pledged as additional collateral to facilitate the unpledging of investment securities. As of September 30, 2000, the Bank has the ability to borrow up to a maximum of $38.4 million from the FHLB with terms of under five years. In the future, long and short-term borrowings from the FHLB may be used as an on-going source of liquidity and funding. As of September 30, 2000, the Bank had other securities totaling $600,000 pledged as collateral for public funds and trusts.

     The Bank has access to the discount window at the Federal Reserve Bank (the "FRB") for a total borrowing facility of $3.1 million upon the pledge of securities. At September 30, 2000 and December 31, 1999, no securities were pledged as collateral for the FRB facility.


     Capital

     At September 30, 2000, shareholders' equity was $28.6 million compared to $24.0 million at December 31, 1999.

     The Company and the Bank are subject to general regulations issued by the FRB, Federal Deposit Insurance Corporation, and California Department of Financial Institutions which require maintenance of a certain levels of capital. As of September 30, 2000, the Company and the Bank are in compliance with all minimum capital ratio requirements.

     The following table reflects both the Company's and the Bank's capital ratios with respect to minimum capital requirements in effect as of September 30, 2000:

                                                     Minimum
                                                     Capital
                                 Company  Bank   Requirement
Leverage ratio                     14.0%  13.9%         4.0%
Tier 1 risk-based capital          18.3   18.2          4.0
Total risk-based capital           19.3   19.2          8.0


Investment Activities

     At September 30, 2000, the Company's investment securities and FHLB stock totaled $38.9 million, or 20.3% of total assets, compared to $36.3 million, or 19.6% of total assets, at December 31, 1999. The Company's investment portfolio may from time to time include treasury and agency securities, fixed and adjustable rate mortgage backed securities, and to a limited extent collateralized mortgage backed securities. Generally, the Bank's investment securities held-to-maturity and available-for-sale have maturities or principal amortization of ten years or less.

     At September 30, 2000, investment securities held-to-maturity totaled $638 million, compared to $1,953,000 at December 31, 1999, and are carried at amortized cost. At September 30, 2000, the Company held $37.2 million in securities available-for-sale, compared to $32.2 million at December 31, 1999. Investment securities available-for-sale are accounted for at fair value. Unrealized gains and losses are recorded as an adjustment to equity and are not reflected in the current earnings of the Company. As of September 30, 2000, the investment securities available-for-sale have an unrealized loss of $445,000 net of tax, that was included as a component of accumulated other comprehensive income under shareholder's equity to reflect the current market value of the securities available-for-sale. The change in market value of the investment securities was the result of changes in market interest rates during the first nine months of 2000. The market value of the investment portfolio will fluctuate with changes in market interest rates. Management believes the recent decline in market value is temporary and does not represent a permanent impairment in the market value of the investment portfolio.


Loans and Leases

     During the first nine months of 2000, total loans and leases increased from $94.6 million at December 31, 1999 to $105.4 million at September 30, 2000. The increase resulted primarily from the funding of new loans. The composition of the Bank's loan and lease portfolio at September 30, 2000 and December 31, 1999 is summarized as follows:

                                             September 30,  December 31,
(Dollars in thousands)                              2000          1999

Real estate mortgage                             $77,355       $67,914
Secured commercial and financial                   8,777         9,386
Unsecured                                         14,614        13,344
Other loans and leases                             4,621         3,968
                                                 105,367        94,612
Deferred fees and costs, net                        (234)         (140)
Allowance for possible loan and lease losses      (1,600)       (1,525)
  Total loans and leases, net                    $103,533       $92,947

     Impaired Loans and Leases

     On September 30, 2000, the Bank had no loans that were past due more than 31 days.

     The Company identifies loans with weak credit quality characteristics for review in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (the "SFAS No. 114"). As of September 30, 2000 and December 31, 1999, the Company had no impaired loans. Total interest income recognized on impaired loans during the first nine months of 2000 and 1999 was zero and $4,000, respectively.

     There can be no assurance that the Bank will not experience losses in attempting to collect or otherwise liquidate any assets that become non-performing in the future. As of September 30, 2000 and December 31, 1999, the Company's statement of financial condition did not include any non-performing loans.

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

     Specific loss allowances are established based on asset characteristics and credit quality. Specific loss allowances are utilized to ensure that the allowance is allocated based on the credit quality including the present value of expected cash flows, the terms and structure of the loan, the financial condition of the borrower, and the fair value of underlying collateral. As of September 30, 2000, none of the allowance for loan losses was allocable to impaired loans, as identified in accordance with SFAS
No. 114. In addition, the Bank carries an "unallocated" loan and lease loss allowance to provide for inherent losses on loans and leases based on present economic conditions, trends, and related uncertainties. The following table summarizes the loan and lease loss experience of the Bank for the nine months ended September 30, 2000:

(Dollars in thousands)                                   2000

Beginning balance of allowance for loan and
  lease losses at December 31, 1999                    $1,525
  Charge-offs                                              --
  Recoveries                                              276
  Adjustment, net of provision                           (201)
Ending balance of allowance for loan and
  lease losses September 30, 2000                      $1,600


Other Assets

  Operating Leases

  As of September 30, 2000, other assets included investments in operating leases totaling $3.5 million compared to $4.3 million at December 31, 1999. Generally, the operating leases are comprised of computer and electronic equipment leased to various lessees for various periods with a weighted average lease term of eight months. The Bank has contracted with a leasing administrator to manage the equipment and collect lease payments.


  Deferred Tax Asset

  As of September 30, 2000 and December 31, 1999, other assets included total deferred tax assets net of deferred tax liabilities and the valuation allowance of $3.7 million and $3.4 million, respectively. As of September 30, 2000, the deferred tax asset included the tax effective of the market value adjustment of the investment securities available for sale of $311,000, a reduction of $142,000 from $453,000 as of December 31, 1999. In addition, the Company reduced the valuation allowance by $500,000 as income tax benefit. Based on evidence available through the third quarter of 2000, it is likely that $3.4 million of the deferred tax assets will be realized based on the Company's present financial condition, continuing trend of increasing earnings, and available information about future years.

Deposits

     The Company had total deposits of $142.3 million at September 30, 2000 compared to $138.9 million at December 31, 1999, an increase of $3.4 million or 2.4%. The increase is attributed primarily to an increase in homeowners' association related customer's deposits of $5.0 million, an increase in escrow related deposits of $7.4 million, and an increase in Private and Business Banking related customer's deposits of $1.5 million. The increase was partially offset by a decline in stock option and brokerage related deposits of $4.6 million and money desk related deposits of $6.0 million. A summary of deposits at September 30, 2000 and December 31, 1999 is as follows:

                                            September 30,  December 31,
(Dollars in thousands)                           2000          1999

Demand deposits                               $28,936       $32,676
NOW                                            28,957        27,555
Money market and savings                       43,080        38,354
  Total deposits with no stated maturity      100,973        98,585
Time deposits:
  Less than $100,000                           11,613        14,819
  $100,000 and greater                         29,762        25,507
  Total time deposits                          41,375        40,326
  Total deposits                             $142,348      $138,911


     The Bank's deposits from private and business banking customers totaled $63.2 million, or 44.4% of total deposits, at September 30, 2000, compared to $61.6 million, or 44.3% of total deposits, at December 31, 1999. Deposits from Association Bank Services customers totaled $32.3 million, or 22.7% of total deposits at September 30, 2000, compared to $27.3 million, or 19.6% of total deposits at December 31, 1999. Deposits from Escrow customers totaled $33.1 million, or 23.2% of total deposits at September 30, 2000, compared to $25.7 million, or 18.5% of total deposits at December 31, 1999. Deposits acquired through the money desk operations totaled $3.7 million, or 2.6% of total deposits at September 30, 2000, compared to $9.7 million, or 7.0% of total deposits at December 31, 1999.


Other Borrowings

     As of September 30, 2000, the Bank had long-term FHLB borrowings outstanding totaling $15.0 million and short-term FHLB borrowings outstanding of $3.0 million secured by pledged securities totaling $21.9 million.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  none

     (b) A report on Form 8-K dated September 22, 2000 was filed with the SEC regarding the announcement of the approval of an Agreement and Plan of Merger between the Company and First Banks America, Inc. subject to regulatory approval and other conditions.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         The San Francisco Company
                               (Registrant)



Date:  October 31, 2000                      /s/ James E. Gilleran
                                             James E. Gilleran
                                             Chairman of the Board and
                                             Chief Executive Officer



Date:  October 31, 2000                      /s/ Keary L. Colwell
                                             Keary L. Colwell
                                             Chief Financial Officer
                                             and Executive Vice President